Form 10-Q
period 1995-03-31
CALIFORNIA JOCKEY CLUB; BAY MEADOWS OPERATING CO
filed 1995-05-19
CIK 16343, 715273

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 TO 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to _____________________


             Commission file number 1-9319                                 Commission file number 1-9320

                CALIFORNIA JOCKEY CLUB                                     BAY MEADOWS OPERATING COMPANY
- ------------------------------------------------------     -------------------------------------------------------------
(Exact name of registrant as specified in its charter)         (Exact name of registrant as specified in its charter)



              Delaware                  94-0358820                       Delaware                    94-2878485
- -----------------------------------------------------       ------------------------------------------------------------
    (State or other jurisdiction     (I.R.S. Employer          (State or other jurisdiction       (I.R.S. Employer
 of incorporation or organization)  Identification No.)       of incorporation or organization)  Identification No.)



 2600 S. Delaware Street, San Mateo, California     94402     2600 S. Delaware Street, San Mateo, California    94402
 ----------------------------------------------------------   ----------------------------------------------------------
    (Address of principal executive offices)     (Zip Code)      (Address of principal executive offices)     (Zip Code)



                    (415) 573-4514                                                (415) 574-7223
 ----------------------------------------------------       ------------------------------------------------------------
 (Registrant's telephone number, including area code)            (Registrant's telephone number, including area code)



                    Not Applicable                                               Not Applicable
 ----------------------------------------------------       ------------------------------------------------------------
 (Former name, former address and former fiscal year,           (Former name, former address and former fiscal year,
             if changed since last report)                                if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                   ----        ----

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on May 15, 1995, was as follows:


                      Registrant                                              Number of Shares
                      ----------                                              ----------------
                California Jockey Club                                           5,753,257
             Bay Meadows Operating Company                                       5,753,257

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -----------------------------------------------------------------------------------------------------------------------

                                                                            BAY MEADOWS
                                                             CALIFORNIA      OPERATING       ADJUSTMENTS
                                                               JOCKEY       COMPANY AND          AND
                                                                CLUB        SUBSIDIARY      ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenues                                                      $    7,270                       $    7,270
  Producer fees                                                                    145                              145
  Admissions, programs, parking and other racing income                          1,184                            1,184
  Concession sales                                                                 457                              457
  Rental of racing facility                                  $      800            164         $(800)               164
  Interest and dividend income                                      101             61                              162
  Other income                                                        2            306            (3)               305
                                                             ----------     ----------         -----         ----------

                                                                    903          9,587          (803)             9,687
                                                             ----------     ----------         -----         ----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                    2,889                            2,889
  Commissions  paid to guest tracks                                                489                              489
  Direct operating costs                                                         4,150                            4,150
  Cost of concession sales                                                         158                              158
  Depreciation and amortization                                     241            159                              400
  Racing facility rental                                                           801          (800)                 1
  General and administrative expense                                 83            472            (3)               552
  Marketing expense                                                                310                              310
  Card club costs                                                                   29                               29
  Interest expense                                                                   4                                4
                                                             ----------     ----------         -----         ----------

                                                                    324          9,461          (803)             8,982
                                                             ----------     ----------         -----         ----------

INCOME BEFORE INCOME TAX PROVISION                                  579            126                              705

INCOME TAX PROVISION                                                                58                               58
                                                             ----------     ----------         -----         ----------
NET INCOME                                                   $      579     $       68         $ -           $      647
                                                             ==========     ==========         =====         ==========

NET INCOME PER SHARE                                         $      .10     $      .01                       $      .11
                                                             ==========     ==========                       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          5,753,257      5,753,257                        5,753,257
                                                             ==========     ==========                       ==========


See notes to financial statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------------------------------

                                                                            BAY MEADOWS
                                                             CALIFORNIA      OPERATING      ADJUSTMENTS
                                                               JOCKEY       COMPANY AND         AND
                                                                CLUB         SUBSIDIARY     ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenues                                                      $    7,692                       $    7,692
  Producer fees                                                                     99                               99
  Admissions, programs, parking and other racing income                          1,281                            1,281
  Concession sales                                                                 544                              544
  Rental of racing facility                                  $     995             150       $  (995)               150
  Interest and dividend income                                      81              14                               95
  Other income                                                       7             199            (5)               201
                                                             ---------      ----------       -------         ----------

                                                                 1,083           9,979        (1,000)            10,062
                                                             ---------      ----------       -------         ----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                    3,153                            3,153
  Commissions paid to guest tracks                                                 538                              538
  Direct operating costs                                                         4,035                            4,035
  Cost of concession sales                                                         153                              153
  Depreciation and amortization                                    235             179                              414
  Racing facility rental                                                         1,018          (995)                23
  General and administrative expense                               108             543            (5)               646
  Marketing expense                                                                151                              151
  Interest expense                                                                   4                                4
                                                             ---------      ----------       -------         ----------

                                                                   343           9,774        (1,000)             9,117
                                                             ---------      ----------       -------         ----------

INCOME BEFORE INCOME TAX PROVISION                                 740             205                              945

INCOME TAX PROVISION
                                                             ---------      ----------       -------         ----------

NET INCOME                                                   $     740      $      205       $    -          $      945
                                                             =========      ==========       =======         ==========

NET INCOME PER SHARE                                         $     .13      $      .04                       $      .16
                                                             =========      ==========                       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,753,257       5,753,257                        5,753,257
                                                            ==========      ==========                       ==========


See notes to financial statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- -------------------------------------------------------------------------------------------------------

                                                                        MARCH 31,          DECEMBER 31,
                                                                          1995                 1994
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $  2,489            $  9,356
  Securities available for sale (at fair value)                            1,550               1,375
  Securities held to maturity (at cost)                                    6,840               6,570
  Amounts held on deposit for Thoroughbred horse owners                      219               3,003
  Accounts receivable (net of allowance for doubtful accounts of
    $80 in 1995 and $97 in 1994)                                           1,731               1,351
  Prepaid expenses and other current assets                                  713                 188
                                                                        --------            --------

           Total current assets                                           13,542              21,843
                                                                        --------            --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                     1,182               1,182
  Racing plant                                                            24,067              23,812
  Tennis facilities                                                          308                 308
  Equipment and leasehold improvements                                     8,826               8,454
                                                                        --------            --------

           Total                                                          34,383              33,756

  Accumulated depreciation and amortization                              (19,574)            (19,211)
                                                                        --------            --------

           Property, plant and equipment - net                            14,809              14,545
                                                                        --------            --------

INVESTMENTS AND OTHER ASSETS (net of accumulated amortization of
  $1,121 in 1995 and $1,083 in 1994)                                         351                 398
                                                                        --------            --------

TOTAL                                                                   $ 28,702            $ 36,786
                                                                        ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,243            $  3,163
  Accrued liabilities                                                      2,510               3,216
  Accrued purses                                                             452               1,850
  Due to Thoroughbred horse owners                                           219               3,003
  Income taxes payable                                                                           372
  Uncashed pari-mutuel tickets and vouchers                                  695               2,421
                                                                        --------            --------

           Total current liabilities                                       5,119              14,025
                                                                        --------            --------

DEFERRED INCOME TAXES                                                         43                  43
                                                                        --------            --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock (paired shares), $.01 par value - authorized
    10,000,000 shares each;
    issued and outstanding: 5,753,257 shares each                            116                 116
  Additional paid-in capital                                              18,262              18,262
  Retained earnings                                                        5,010               4,363
  Unrealized gain (loss) on securities available for sale                    152                 (23)
                                                                        --------            --------

           Total stockholders' equity                                     23,540              22,718
                                                                        --------            --------

TOTAL                                                                   $ 28,702            $ 36,786
                                                                        ========            ========

See notes to financial statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------

                                                                                     1995                 1994

OPERATING ACTIVITIES:
  Net income                                                                       $   647              $   945
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                      400                  416
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (380)                 849
      Amounts held on deposit for Thoroughbred horse owners                          2,784                2,777
      Income taxes receivable and payable                                             (372)                   9
      Prepaid expenses and other assets                                               (516)                 151
      Accounts payable                                                              (1,920)                (490)
      Accrued liabilities                                                             (706)                (654)
      Accrued purses                                                                (1,398)                (748)
      Due to Thoroughbred horse owners                                              (2,784)              (2,777)
      Uncashed pari-mutuel tickets and vouchers                                     (1,726)                  (1)
                                                                                   -------              --------

          Net cash provided by (used in) operating activities                       (5,971)                  477
                                                                                   -------              --------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity, net                                        (270)               (1,142)
  Purchase of property, plant and equipment                                           (626)                 (103)
                                                                                   -------              --------

          Net cash used in investing activities                                       (896)               (1,245)
                                                                                   -------              --------

FINANCING ACTIVITIES - Repayment of note payable - bank                                -                  (1,475)
                                                                                   -------              --------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (6,867)               (2,243)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     9,356                 4,909
                                                                                   -------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,489              $  2,666
                                                                                   =======              ========

See notes to financial statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(In thousands, except share amounts)
- ------------------------------------------------------------------------------------------
                                                                 March 31,    December 31,
                                                                   1995           1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    120    $    412
  Securities available for sale (at fair value)                     1,550       1,375
  Securities held to maturity (at cost)                             6,840       6,570
  Accounts receivable                                                  15          53
  Receivable from Bay Meadows Operating Company                     2,580       1,991
  Prepaid expenses and other current assets                             4          32
                                                                 --------    --------

          Total current assets                                     11,109      10,433
                                                                 --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                              1,182       1,182
  Racing plant                                                     24,067      23,812
  Tennis facility                                                     308         308
  Equipment                                                           456         456
                                                                 --------    --------

          Total                                                    26,013      25,758

  Accumulated depreciation                                        (14,304)    (14,062)
                                                                 --------    --------

          Property, plant and equipment - net                      11,709      11,696
                                                                 --------    --------

TOTAL ASSETS                                                     $ 22,818    $ 22,129
                                                                 ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $     14    $     95
  Accrued liabilities                                                  80          64
                                                                 --------    --------

          Total current liabilities                                    94         159
                                                                 --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value - authorized 10,000,000 shares;
    issued and outstanding: 5,753,257 shares                           58          58
  Additional paid-in capital                                       17,478      17,478
  Retained earnings                                                 5,036       4,457
  Unrealized gain (loss) on securities available for sale             152         (23)
                                                                 --------    --------

          Total stockholders' equity                               22,724      21,970
                                                                 --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 22,818    $ 22,129
                                                                 ========    ========


See notes to financial statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands)
- -------------------------------------------------------------------------------------------------
                                                                                 1995       1994
OPERATING ACTIVITIES:
  Net income                                                                   $   579    $   740
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation                                                                   241        235
    Changes in operating assets and liabilities:
      Accounts receivable                                                           38         15
      Receivable from Bay Meadows Operating Company                               (589)    (1,110)
      Prepaid expenses and other assets                                             28         19
      Accounts payable                                                             (81)       (15)
      Accrued liabilities                                                           16         26
                                                                               -------    -------

          Net cash provided by (used in) operating activities                      232        (90)
                                                                               -------    -------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity, net                                    (270)    (1,142)
  Purchase of property, plant and equipment                                       (254)       (38)
                                                                               -------    -------

          Net cash used in investing activities                                   (524)    (1,180)
                                                                               -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (292)    (1,270)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   412      1,779
                                                                               -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   120    $   509
                                                                               =======    =======

See notes to financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
- ---------------------------------------------------------------------------------------
                                                                March 31,  December 31,
                                                                  1995         1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $  2,369    $  8,944
  Amounts held on deposit for Thoroughbred horse owners              219       3,003
  Accounts receivable (net of allowance for doubtful accounts
    of $80 in 1995 and $97 in 1994)                                1,716       1,298
  Prepaid expenses and other current assets                          709         156
                                                                --------    --------

          Total current assets                                     5,013      13,401
                                                                --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                             8,370       7,988
  Accumulated depreciation and amortization                       (5,270)     (5,149)
                                                                --------    --------

          Property, plant and equipment, net                       3,100       2,849
                                                                --------    --------
INVESTMENTS AND OTHER ASSETS (net of accumulated
  amortization of $1,121 in 1995 and $1,083 in 1994)                 351         398
                                                                --------    --------
TOTAL ASSETS                                                    $  8,464    $ 16,648
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  1,229    $  3,068
  Accrued liabilities                                              2,430       3,152
  Accrued purses                                                     452       1,850
  Due to Thoroughbred horse owners                                   219       3,003
  Payable to California Jockey Club                                2,580       1,991
  Income taxes payable                                                           372
  Uncashed pari-mutuel tickets and vouchers                          695       2,421
                                                                --------    --------

          Total current liabilities                                7,605      15,857
                                                                --------    --------

DEFERRED INCOME TAXES                                                 43          43
                                                                --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value-authorized 10,000,000 shares;
    issued and outstanding 5,753,257 shares                           58          58
  Additional paid-in capital                                         784         784
  Accumulated deficit                                                (26)        (94)
                                                                --------    --------

          Total stockholders' equity                                 816         748
                                                                --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  8,464    $ 16,648
                                                                ========    ========


See notes to financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands)
- -------------------------------------------------------------------------------------------------
                                                                                1995       1994
OPERATING ACTIVITIES:
  Net income                                                                   $    68    $   205
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                  159        181
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (418)       834
      Amounts held on deposit for Thoroughbred horse owners                      2,784      2,777
      Income taxes receivable and payable                                         (372)         9
      Prepaid expenses and other assets                                           (544)       132
      Accounts payable                                                          (1,839)      (475)
      Accrued liabilities                                                         (722)      (680)
      Accrued purses                                                            (1,398)      (748)
      Due to Thoroughbred horse owners                                          (2,784)    (2,777)
      Payable to California Jockey Club                                            589      1,110
      Uncashed pari-mutuel tickets and vouchers                                 (1,726)        (1)
                                                                               -------    -------

          Net cash provided by (used in) operating activities                   (6,203)       567
                                                                               -------    -------

INVESTING ACTIVITIES - Purchase of property, plant and equipment                  (372)       (65)
                                                                               -------    -------

FINANCING ACTIVITIES - Repayment of note payable - bank                           --       (1,475)
                                                                               -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (6,575)      (973)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 8,944      3,130
                                                                               -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 2,369    $ 2,157
                                                                               =======    =======

See notes to financial statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements include condensed unaudited financial statements of California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") on a combined basis and for each company individually. All significant affiliate and intercompany balances and transactions have been eliminated on the combined financial statements. The accompanying condensed unaudited financial statements should be read in conjunction with the companies' 1994 Annual Report. Net income per share is computed as net income divided by weighted average shares outstanding. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

      In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the three months ended March 31, 1995, are not indicative of the results that may be expected for the year ending December 31, 1995, because of the seasonal nature of the operations.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Jockey Club

Results of Operations: Quarter Ended March 31, 1995
Compared with Quarter Ended March 31, 1994

Total revenues for California Jockey Club ("Cal Jockey") decreased $180,000 (17%) for the three months ended March 31, 1995, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility is based on Bay Meadows' racing revenues and decreased $195,000 as a result of Bay Meadows' lower racing revenues.

Expenses for the three months ended March 31, 1995, decreased $19,000 (6%), primarily as a result of certain professional fees incurred in 1994.

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey increased slightly to $8,510,000 at March 31, 1995, from $8,357,000 at December 31, 1994.
Cal Jockey has guaranteed a $6,000,000 line of credit that Bay Meadows has with a bank, which expires on May 26, 1996. As of March 31, 1995 there were no borrowings outstanding on this line of credit.

The City of San Mateo (the "City"), along with the State of California, have mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation and has prepared preliminary reports describing the proposed compliance measures. The estimated costs of $1,500,000 are expected to be capitalized in Property, Plant and Equipment. Therefore, such costs have not been accrued in the accompanying financial statements. Final determinations and approvals have not been received nor has a schedule for implementation been established.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

Bay Meadows Operating Company

Results of Operations:  Quarter Ended March 31, 1995
Compared with Quarter Ended March 31, 1994

Total revenues decreased $392,000 (4%) for the three months ended March 31, 1995 compared with the same period in 1994. This decline was due to a decrease in pari-mutuel revenues ($422,000). Pari-mutuel revenues decreased due in part to there being two less racing days in the first quarter of 1995 than in the same period in 1994. Bay Meadows began its 1995/1996 racing meet on March 22, 1995 with a 19-day Spring Meet. The full racing meet will begin on August 25, 1995. As a result of the Spring Meet and the end of the 1994/1995 meet, Bay Meadows conducted 20 days of racing in the first quarter of 1995. In the first quarter of 1994, 22 days of racing were conducted which represented the January portion of the 1993/1994 racing meet. In addition, results for the first quarter 1995 were negatively impacted by poor weather which was not present in the first quarter of 1994. For instance, there were 27 days of rain in January 1995. Decreases in wagering on races conducted at Bay Meadows were offset by an increase in handle on imported races from Southern California as a result of regulatory changes in the summer of 1994 which permit "Full-card" intrastate simulcasting.

Other revenues were negatively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income decreased $97,000, and concession sales decreased $87,000. These decreases were offset by an increase in interest income due to higher investment balances. In addition, a settlement with a satellite location regarding producer fees resulted in higher fees for the first quarter of 1995 and a settlement for prior years of approximately $92,000 which is included in other income.

Total costs and expenses decreased $313,000 (3%) for the three months ended March 31, 1995, compared with the same period in the prior year. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($264,000), (ii) commissions paid to guest locations ($49,000), and racing facility rental ($217,000). In addition, general and administrative expenses decreased $71,000 primarily as a result of lower administrative payroll during the quarter. These decreases were offset by an increase in marketing expense ($159,000) related to costs incurred to promote the Spring Meet and an increase in direct operating costs ($115,000) incurred to prepare the facilities and to conduct the Spring Meet.

Bay Meadows recorded an income tax provision of $58,000 (46% of net income before taxes) for the quarter ended March 31, 1995. No income tax provision was recorded for the quarter ended March 31, 1994.

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $2,369,000 at March 31, 1995, from $8,944,000 at December 31, 1994. Bay
Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has a $6,000,000 bank line of credit that expires on May 26, 1996, for which Cal Jockey has guaranteed all borrowings. As of March 31, 1995, there were no borrowings on this line of credit. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

As of March 31, 1995, Bay Meadows' current liabilities exceeded its current assets by $2,592,000. The current ratio (current assets to current liabilities) was .66 to 1 at March 31, 1995, compared to .85 to 1 at December 31, 1994.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          - None -

ITEM 2.  CHANGES IN SECURITIES

          - None -

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          - None -

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          - None -

ITEM 5.  OTHER INFORMATION

          - None -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

          (b)  Reports on Form 8-K

               - None -

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED: May 17, 1995





                                              CALIFORNIA JOCKEY CLUB




                                              /s/  James M. Harris
                                                   -----------------------------
                                                   James M. Harris
                                                   President, Treasurer
                                                    and Controller
                                                   (Principal Executive and
                                                    Financial Officer)




                                              BAY MEADOWS OPERATING COMPANY




                                              /s/  F. Jack Liebau
                                                   -----------------------------
                                                   F. Jack Liebau
                                                   President and Chief Executive
                                                    Officer
                                                   (Principal Executive and
                                                    Financial Officer)

            Exhibit
            Number                                   Exhibit
            -------                                  -------
             27.1                Combined Financial Data Schedule -
                                      California Jockey Club and Bay Meadows
                                      Operating Company

             27.2                Financial Data Schedule - California Jockey
                                      Club

             27.3                Financial Data Schedule - Bay Meadows
                                      Operating Company