Form 10-Q
period 1995-06-30
CALIFORNIA JOCKEY CLUB; BAY MEADOWS OPERATING CO
filed 1995-08-14
CIK 16343, 715273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ___________________


Commission file number 1-9319

                             CALIFORNIA JOCKEY CLUB
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-0358820
  (State or other jurisdiction                               (I.R.S. Employer
of incoporation or organization)                            Identification No.)

       2600 S. Delaware Street, San Mateo, California       94402
          (Address of principal executive offices)        (Zip Code)

                                 (415) 573-4514
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Commission file number 1-9320

                         BAY MEADOWS OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-2878485
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

       2600 S. Delaware Street, San Mateo, California       94402
          (Address of principal executive offices)        (Zip Code)

                                 (415) 574-7223
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X . No   .
                                       ---    ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on August 11, 1995, was as follows:

                   Registrant                              Number of Shares
                   ----------                              ----------------
            California Jockey Club                             5,763,257
            Bay Meadows Operating Company                      5,763,257

                         PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
REVENUES:
   Pari-mutuel revenue                                                $11,914                            $11,914
   Producer fees                                                          209                                209
   Admissions, programs, parking and
     other racing income                                                2,273                              2,273
   Concession sales                                                       948                                948
   Rental of racing facility                        $1,404                625           $(1,404)             625
   Interest and dividend income                        229                 82                                311
   Other income                                          4                774                (4)             774
                                                    ------            -------           -------          -------
                                                     1,637             16,825            (1,408)          17,054
                                                    ------            -------           -------          -------


COSTS AND EXPENSES:
   Purses and incentive awards                                          4,574                              4,574
   Commissions paid to guest tracks                                       775                                775
   Direct operating costs                                               7,579                              7,579
   Cost of concession sales                                               306                                306
   Depreciation and amortization                       481                318                                799
   Racing facility rental                                               1,409            (1,404)               5
   Marketing expense                                                      452                                452
   General and administrative expense                  194              1,339                (4)           1,529
   Card club costs                                                        164                                164
   Interest expense                                                        10                                 10
                                                    ------            -------           -------          -------
                                                       675             16,926            (1,408)          16,193
                                                    ------            -------           -------          -------


INCOME (LOSS) BEFORE TAXES                             962               (101)                               861

INCOME TAX BENEFIT                                                         46                                 46
                                                    ------            -------           -------          -------

NET INCOME (LOSS)                                   $  962            $   (55)          $   -0-          $   907
                                                    ======            =======           ======           =======

PER SHARE AMOUNTS:
   NET INCOME (LOSS)                                $  .17            $  (.01)                           $   .16
                                                    ======            =======                            =======

   DIVIDEND                                         $  .25                                               $   .25
                                                    ======                                               =======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     5,756,019          5,756,019                          5,756,019

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1994
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
REVENUES:
   Pari-mutuel revenue                                                $ 8,249                            $ 8,249
   Producer fees                                                          213                                213
   Admissions, programs, parking and
     other racing income                                                2,075                              2,075
   Concession sales                                                       904                                904
   Rental of racing facility                        $1,340                516           $(1,340)             516
   Interest and dividend income                        173                 18                                191
   Other income                                         14                425                (9)             430
                                                    ------            -------           -------          -------
                                                     1,527             12,400            (1,349)          12,578
                                                    ------            -------           -------          -------



COSTS AND EXPENSES:
   Purses and incentive awards                                          3,134                              3,134
   Commissions paid to guest tracks                                       538                                538
   Producer fees                                                           10                                 10
   Direct operating costs                                               6,026                              6,026
   Cost of concession sales                                               250                                250
   Depreciation and amortization                       470                358                                828
   Racing facility rental                                               1,364            (1,340)              24
   General and administrative expense                  220              1,178                              1,398
   Marketing expense                                                      431                                431
   Interest expense                                                        34                (9)              25
                                                    ------            -------           -------          -------
                                                       690             13,323            (1,349)          12,664
                                                    ------            -------           -------          -------

NET INCOME (LOSS)                                   $  837            $  (923)          $    -0-         $   (86)
                                                    ======            =======           =======          =======



PER SHARE AMOUNTS:
   NET INCOME (LOSS)                                $  .15            $  (.16)                           $  (.01)
                                                    ======            =======                            =======

   DIVIDEND                                         $  .15                                               $   .15
                                                    ======                                               =======



WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     5,753,257          5,753,257                          5,753,257

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
REVENUES:
   Pari-mutuel revenues                                                $4,644                             $4,644
   Producer fees                                                           64                                 64
   Admissions, programs, parking and
     other racing income                                                1,089                              1,089
   Concession sales                                                       491                                491
   Rental of racing facility                          $604                461           $(604)               461
   Interest and dividend income                        128                 21                                149
   Other income                                          2                468              (1)               469
                                                      ----             ------           -----             ------
                                                       734              7,238            (605)             7,367
                                                      ----             ------           -----             ------

COSTS AND EXPENSES:
   Purses and incentive awards                                          1,685                              1,685
   Commissions paid to guest tracks                                       286                                286
   Direct operating costs                                               3,429                              3,429
   Cost of concession sales                                               148                                148
   Depreciation and amortization                       240                159                                399
   Racing facility rental                                                 608            (604)                 4
   General and administrative expense                  111                867              (1)               977
   Marketing expense                                                      142                                142
   Card club costs                                                        135                                135
   Interest expense                                                         6                                  6
                                                      ----             ------           -----             ------
                                                       351              7,465            (605)             7,211
                                                      ----             ------           -----             ------


INCOME (LOSS) BEFORE TAXES                             383               (227)                               156

INCOME TAX BENEFIT                                                        104                                104
                                                      ----             ------           -----             ------

NET INCOME (LOSS)                                     $383             $ (123)          $  -0-            $  260
                                                      ====             ======           =====             ======


PER SHARE AMOUNTS:
   NET INCOME (LOSS)                                  $.07             $ (.02)                            $  .05
                                                      ====             ======                             ======

   DIVIDEND                                           $.25                                                $  .25
                                                      ====                                                ======


WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                  5,758,752          5,758,752                          5,758,752

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1994
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
REVENUES:
   Pari-mutuel revenues                                               $   671                            $   671
   Admissions, programs, parking and
     other racing income                                                  794                                794
   Concession sales                                                       360                                360
   Rental of racing facility                          $345                366           $(345)               366
   Interest and dividend income                         92                  4                                 96
   Other income                                          7                226              (4)               229
                                                      ----            -------           ------           -------
                                                       444              2,421            (349)             2,516
                                                      ----            -------           -----            -------


COSTS AND EXPENSES:
   Purses and incentive awards                                            (19)                               (19)
   Direct operating costs                                               2,001                              2,001
   Cost of concession sales                                                97                                 97
   Depreciation and amortization                       235                179                                414
   Racing facility rental                                                 346            (345)                 1
   General and administrative expense                  112                635               5                752
   Marketing expense                                                      280                                280
   Interest expense                                                        30              (9)                21
                                                      ----            -------           -----            -------
                                                       347              3,549            (349)             3,547
                                                      ----            -------           -----            -------

NET INCOME (LOSS)                                     $ 97            $(1,128)          $  -0-           $(1,031)
                                                      ====            =======           =====            =======


PER SHARE AMOUNTS:
   NET INCOME (LOSS)                                  $.02            $  (.20)                           $  (.18)
                                                      ====            =======                            =======

   DIVIDEND                                           $.15                                               $   .15
                                                      ====                                               =======


WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                  5,753,257          5,753,257                          5,753,257

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING
COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1995           1994
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $  1,854         $  9,356
   Securities available for sale (at fair value)                                           1,450            1,375
   Securities held to maturity (at cost)                                                   5,315            6,570
   Amounts held on deposit for Thoroughbred horse owners                                       2            3,003
   Accounts receivable (net of allowance for doubtful accounts
     of $129 in 1995 and $97 in 1994)                                                      1,105            1,351
   Inventories
   Prepaid expenses and other current assets                                                 861              188
                                                                                        --------         --------
       Total current assets                                                               10,587           21,843
                                                                                        --------         --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                    1,182            1,182
   Racing plant                                                                           24,131           23,812
   Tennis facilities                                                                         308              308
   Equipment and leasehold improvements                                                    9,322            8,454
                                                                                        --------         --------
       Total                                                                              34,943           33,756
   Accumulated depreciation and amortization                                             (19,933)         (19,211)
                                                                                        --------         --------
       Property, plant and equipment - net                                                15,010           14,545
                                                                                        --------         --------

INVESTMENTS AND OTHER ASSETS (net of accumulated amortization of
   $1,160 in 1995 and $1,083 in 1994)                                                        293              398
                                                                                        --------         --------
TOTAL                                                                                   $ 25,890         $ 36,786
                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $  1,255         $  3,163
   Accrued liabilities                                                                     1,801            3,216
   Accrued purses                                                                                           1,850
   Due to Thoroughbred horse owners                                                            2            3,003
   Income taxes payable                                                                                       372
   Uncashed pari-mutuel tickets and vouchers                                                 407            2,421
                                                                                        --------         --------
       Total current liabilities                                                           3,465           14,025
                                                                                        --------         --------

DEFERRED INCOME TAXES                                                                         43               43
                                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock (paired shares), $.01 par value - authorized
     10,000,000 shares each; issued and outstanding:  5,763,257 and
     5,753,257 shares                                                                        116              116
   Additional paid-in capital                                                             18,385           18,262
   Retained earnings                                                                       3,829            4,363
   Unrealized gain (loss) on securities available for sale                                    52              (23)
                                                                                        --------         --------
       Total stockholders' equity                                                         22,382           22,718
                                                                                        --------         --------
TOTAL                                                                                   $ 25,890         $ 36,786
                                                                                        ========         ========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                 1995                  1994
OPERATING ACTIVITIES:
   Net income (loss)                                                           $   907                $   (86)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                               799                    828
       Changes in operating assets and liabilities:
           Accounts receivable                                                     246                    743
           Amounts held on deposit for Thoroughbred horse owners                 3,001                  2,786
           Income taxes receivable and payable                                    (372)                   (87)
           Prepaid expenses and other assets                                      (645)                  (359)
           Accounts payable                                                     (1,908)                  (266)
           Accrued liabilities                                                  (1,415)                (1,211)
           Accrued purses                                                       (1,850)                  (846)
           Due to Thoroughbred horse owners                                     (3,001)                (2,786)
           Uncashed pari-mutuel tickets and vouchers                            (2,014)                (1,205)
                                                                               -------                -------
                Net cash used in operating activities                           (6,252)                (2,489)
                                                                               -------                -------


INVESTING ACTIVITIES:
   (Purchase) sale of securities held to maturity, net                           1,255                   (996)
   Purchase of property, plant and equipment                                    (1,187)                  (353)
                                                                               -------                -------
                Net cash provided by (used in) investing activities                 68                 (1,349)
                                                                               -------                -------


FINANCING ACTIVITIES:
   Proceeds from note payable - bank                                                                    2,645
   Repayment of note payable - bank                                                                    (1,475)
   Dividends                                                                    (1,441)                  (863)
   Stock options exercised                                                         123
                                                                               -------                -------
                Net cash provided by (used in) financing activities             (1,318)                   307
                                                                               -------                -------


DECREASE IN CASH AND CASH EQUIVALENTS                                          $(7,502)               $(3,531)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 9,356                  4,909
                                                                               -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 1,854                $ 1,378
                                                                               =======                =======

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY


SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1995
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
Balance at January 1, 1995                        $21,970             $748                              $22,718

Net income (loss)                                     962              (55)                                 907
Dividends ($.25/share)                             (1,441)                                               (1,441)
Stock options exercised                               119                4                                  123
Unrealized gain on securities available
     for sale                                          75                                                    75
                                                  -------             ----                              -------
Balance at June 30, 1995                          $21,685             $697                              $22,382
                                                  =======             ====                              =======

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY


SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1994
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                   BAY MEADOWS
                                                 CALIFORNIA         OPERATING        ADJUSTMENTS
                                                   JOCKEY          COMPANY AND           AND
                                                    CLUB            SUBSIDIARY       ELIMINATIONS       COMBINED
Balance at January 1, 1994                        $21,825            $ (156)                           $21,981

Net income (loss)                                     837              (923)                               (86)
Dividends ($.15/share)                               (863)                                                (863)
                                                   ------            -------                             ------
Balance at June 30, 1994                          $21,799            $ (767)                           $21,032
                                                   ======            =======                           =======

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(In thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1995                1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $  1,727             $    412
   Securities available for sale (at fair value)                                      1,450                1,375
   Securities held to maturity (at cost)                                              5,315                6,570
   Accounts receivable                                                                  127                   53
   Receivable from Bay Meadows Operating Company                                      1,646                1,991
   Prepaid expenses and other current assets                                              6                   32
                                                                                   --------             --------
       Total current assets                                                          10,271               10,433
                                                                                   --------             --------


PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                               1,182                1,182
   Racing plant                                                                      24,131               23,812
   Tennis facility                                                                      308                  308
   Equipment                                                                            456                  456
                                                                                   --------             --------
       Total                                                                         26,077               25,758
   Accumulated depreciation                                                         (14,543)             (14,062)
                                                                                   --------             --------
       Property, plant and equipment - net                                           11,534               11,696
                                                                                   --------             --------
TOTAL ASSETS                                                                       $ 21,805             $ 22,129
                                                                                   ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $     26             $     95
   Accrued liabilities                                                                   94                   64
                                                                                   --------             --------
   Total current liabilities                                                            120                  159
                                                                                   --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value - authorized 10,000,000 shares;
     issued and outstanding 5,763,257 and 5,753,257 shares                               58                   58
   Additional paid-in capital                                                        17,597               17,478
   Retained earnings                                                                  3,978                4,457
   Unrealized gain (loss) on securities available for sale                               52                  (23)
                                                                                   --------             --------
       Total stockholders' equity                                                    21,685               21,970
                                                                                   --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 21,805             $ 22,129
                                                                                   ========             ========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                 1995                   1994
OPERATING ACTIVITIES:
   Net income                                                                  $   962                $   837
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                481                    470
       Changes in operating assets and liabilities:
            Accounts receivable                                                    (74)                     8
            Receivable from Bay Meadows Operating Company                          345                      5
            Prepaid expenses and other assets                                       26                    (64)
            Accounts payable                                                       (69)                   (16)
            Accrued liabilities                                                     30                     37
                                                                               -------                -------
                Net cash provided by operating activities                        1,701                  1,277
                                                                               -------                -------


INVESTING ACTIVITIES:
   Purchase of securities held to maturity, net                                  1,255                   (996)
   Purchase of property, plant and equipment                                      (319)                   (76)
                                                                               -------                -------
                Net cash provided by (used in) investing activities                936                 (1,072)
                                                                               -------                -------


FINANCING ACTIVITIES:
   Stock options exercised                                                         119
   Dividends                                                                    (1,441)                  (863)
                                                                               -------                -------
                Net cash used in financing activities                           (1,322)                  (863)
                                                                               -------                -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,315                   (658)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   412                  1,779
                                                                               -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 1,727                $ 1,121
                                                                               =======                =======

See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1995                1994
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          127                $ 8,944
   Amounts held on deposit for Thoroughbred horse owners                                2                  3,003
   Accounts receivable (net of allowance for doubtful accounts
     of $129 in 1995 and $97 in 1994)                                                 978                  1,298
   Prepaid expenses and other current assets                                          855                    156
                                                                                  -------                -------
       Total current assets                                                         1,962                 13,401
                                                                                  -------                -------

PROPERTY, PLANT AND EQUIPMENT:
   Equipment and leasehold improvements                                             8,866                  7,988
   Accumulated depreciation and amortization                                       (5,390)                (5,149)
                                                                                  -------                -------
       Property, plant and equipment, net                                           3,476                  2,839
                                                                                  -------                -------

INVESTMENTS AND OTHER ASSETS (net of accumulated
   amortization of $1,160 in 1995 and $1,083 in 1994)                                 293                    398
                                                                                  -------                -------
       TOTAL ASSETS                                                               $ 5,731                $16,648
                                                                                  =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $ 1,229                $ 3,068
   Accrued liabilities                                                              1,707                  3,152
   Accrued purses                                                                                          1,850
   Due to Thoroughbred horse owners                                                     2                  3,003
   Payable to California Jockey Club                                                1,646                  1,991
   Income taxes payable                                                                                      372
   Uncashed pari-mutuel tickets and vouchers                                          407                  2,421
                                                                                  -------                -------
       Total current liabilities                                                    4,991                 15,857
                                                                                  -------                -------

DEFERRED INCOME TAXES                                                                  43                     43
                                                                                  -------                -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock $.01 par value-authorized 10,000,000
     shares; issued and outstanding 5,763,257 and 5,753,257 shares                     58                     58
   Additional paid-in capital                                                         788                    784
   Accumulated deficit                                                               (149)                   (94)
                                                                                  -------                -------
       Total stockholders' equity                                                     697                    748
                                                                                  -------                -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,731                $16,648
                                                                                  =======                =======

See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                1995                   1994
OPERATING ACTIVITIES:
   Net loss                                                                   $   (55)               $  (923)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                              318                    358
       Changes in operating assets and liabilities:
          Accounts receivable                                                     320                    735
          Amounts held on deposit for Thoroughbred horse owners                 3,001                  2,786
          Income taxes receivable and payable                                    (372)                   (87)
          Prepaid expenses and other assets                                      (671)                  (295)
          Accounts payable                                                     (1,839)                  (250)
          Accrued liabilities                                                  (1,445)                (1,248)
          Accrued purses                                                       (1,850)                  (846)
          Due to Thoroughbred horse owners                                     (3,001)                (2,786)
          Payable to California Jockey Club                                      (345)                    (5)
          Uncashed pari-mutuel tickets and vouchers                            (2,014)                (1,205)
                                                                              -------                -------
             Net cash used in operating activities                             (7,953)                (3,766)
                                                                              -------                -------

INVESTING ACTIVITIES - Purchase of property, plant and equipment                 (868)                  (277)
                                                                              -------                -------

FINANCING ACTIVITIES:
   Proceeds from note payable - bank                                                                   2,645
   Repayment of note payable - bank                                                                   (1,475)
   Stock options exercised                                                          4
                                                                              -------                -------
             Net cash provided by financing activities                              4                  1,170
                                                                              -------                -------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (8,817)                (2,873)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                8,944                  3,130
                                                                              -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   127                $   257
                                                                              =======                =======

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

     In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the six months ended June 30, 1995, are not indicative of the results that may be expected for the year ending December 31, 1995, because of the seasonal nature of the operations.


2.   SUBSEQUENT EVENT

     On August 10, 1995, California Jockey Club executed a Letter of Intent pertaining to the sale of approximately 40 acres surrounding the training track area. The 40-acre area is in addition to a 33 acre stable area which is also included in a proposed sale announced in May 1995. Sale of the stable area is expected to release Cal Jockey from the obligation to install the water runoff system mandated by the City of San Mateo and State of California. It is contemplated that both transactions will be structured as "like-kind" exchanges for tax purposes (although no purchase price has been determined). The sales of both sites are subject to the execution of certain agreements and other conditions as well as obtaining the approval of the City of San Mateo and other regulatory authorities. As such, there can be no assurances that such sales will occur.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


California Jockey Club

Results of Operations: Six Months Ended June 30, 1995
Compared with Six Months Ended June 30, 1994

Total revenues for California Jockey Club ("Cal Jockey") increased $110,000 (7%) for the six months ended June 30, 1995, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility increased $64,000, in addition to an increase in interest and other income of $46,000. The rental income increase was primarily the result of Bay Meadows racing nine more days in 1995.

Expenses for the six months ended June 30, 1995, decreased $15,000 (2%).

Results of Operations: Quarter Ended June 30, 1995
Compared with Quarter Ended June 30, 1994

Total revenues for Cal Jockey increased $290,000 (65%) for the quarter ended June 30, 1995, compared to the same quarter of the prior year. Rental income derived from the leasing of its racing facility increased $259,000 (75%). The rental income increase is a result of 10 days of racing in the current quarter compared with no racing days in the second quarter of 1994.

Expenses for the quarter ended June 30, 1994, increased $4,000 (1%) compared to the same quarter of the prior year.

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey increased to $8,492,000 at June 30, 1995, from $8,357,000 at December 31, 1994. Cal Jockey has guaranteed a $6,000,000 line of credit that Bay Meadows has with a bank, which expires on May 31, 1996. As of June 30, 1995, there were no borrowings outstanding on this line of credit.

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

Bay Meadows Operating Company

Results of Operations:  Six Months Ended June 30, 1995
Compared with Six Months Ended June 30, 1994

Total revenues increased $4,425,000 (36%) for the six months ended June 30, 1995 compared with the same period in 1994. This was due to an increase in pari-mutuel revenues of $3,665,000. Pari-mutuel revenues increased due in part to there being nine more racing days in the first six months of 1995 than in the same period in 1994. Bay Meadows began its 1995/1996 racing meet on March 22, 1995 with a 19-day Spring Meet. The full racing meet will begin on August 25, 1995. As a result of the Spring Meet and the end of the 1994/1995 meet, Bay Meadows conducted 30 days of racing in the first six months of 1995. In the same period in 1994, 21 days of racing were conducted which represented the January portion of the 1993/1994 racing meet. These increases in pari-mutuel revenues were helped by an increase in handle on imported races from Southern California as a result of regulatory changes in the summer of 1994 which permit "Full-card" intrastate simulcasting.

Other revenues were positively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income increased $198,000, and concession sales increased $44,000. These increases were helped by an increase in interest income due to higher investment balances. In addition a settlement with a satellite location regarding producer fees resulted in higher fees for 1995 and a settlement from prior years of approximately $92,000 is included in other income.

Total costs and expenses increased $3,603,000 (27%) for the six months ended June 30, 1995, compared with the same period in the prior year. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($1,440,000), (ii) commissions paid to guest locations ($237,000), (iii) direct operating costs ($1,553,000) and (iv) racing facility rental ($45,000). In addition, general and administrative expenses increased $161,000 primarily as a result of higher professional fees.

As a result of the Spring Meet in 1995, there will be an offsetting reduction of racing days during the second six months of 1995 as compared to 1994. Accordingly, the improvement in revenues and operating results during the first six months of 1995 might be offset by a reduction in revenues and operating results during the second six months of 1995.

Bay Meadows recorded an income tax benefit of $46,000 (46% of net loss before taxes) for the six months ended June 30, 1995. No income tax provision was recorded for the six months ended June 30, 1994 because realization of the benefit was not assured.

Results of Operations:  Quarter Ended June 30, 1995
Compared with Quarter Ended June 30, 1994

Total revenues for increased $4,817,000 (199%) for the three months ended June 30, 1995, compared to the same period in 1994. This increase was due to ten racing days of the 19-day Spring Meet falling in the current quarter, compared with no live racing days in the same quarter of 1994. Other income increased $242,000.

Total costs and expenses increased $3,916,000 (110%) for the three months ended June 30, 1995, compared with the same period in the prior year. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($1,704,000), (ii) commissions paid to guest locations ($286,000), (iii) direct operating expenses ($1,428,000) and (iv) racing facility rental ($262,000). In addition, general and administrative expenses increased $232,000 primarily as a result of higher administrative payroll and legal costs during the quarter. During the current quarter the Company incurred $135,000 of costs in attempting to establish a card club.

Bay Meadows recorded an income tax benefit of $104,000 (46% of net loss before taxes) for the quarter ended June 30, 1995. No income tax benefit was recorded for the quarter ended June 30, 1994 because realization of the benefit was not assured.

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $127,000 at June 30, 1995, from $8,944,000 at December 31, 1994 due to the end of the spring racing meet and settlement of the related liabilities using liquid assets. Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has a $6,000,000 bank line of credit that expires on May 31, 1996, for which Cal Jockey has guaranteed all borrowings. As of June 30, 1995, there were no borrowings outstanding on this line of credit. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

As of June 30, 1995, Bay Meadows' current liabilities exceeded its current assets by $3,029,000. The current ratio (current assets to current liabilities) was .39 to 1 at June 30, 1995, compared to .85 to 1 at December 31, 1994.

                           PART II: OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Stockholders Meeting held on June 1, 1995 (the "1995 Annual Meeting"), the Company's stockholders voted on a stockholder proposal providing for a mandatory retirement age of 72 for members of the Board of Directors. Based on the count by the Inspector of Elections of ballots cast at the 1995 Annual Meeting, it was announced at the meeting that the proposal had been adopted. However, several hours after the 1995 Annual Meeting had concluded, the Company was first informed by the service company engaged to collect and provide preliminary tabulations of the proxies solicited by the Board that on the morning of the 1995 Annual Meeting the service company had received revised proxies from the proxy service agent for many brokerage houses and banks. The revised proxies, some of which were not contemporaneously dated, apparently related to the discretionary voting of "street name" shares for which no voting instructions had been received from the beneficial owners. Contrary to the Company's instructions, the revised proxies were not sent by the service company to the Company's offices until several hours after the conclusion of the 1995 Annual Meeting. If the revised proxies were valid and had been received at the Company's offices prior to the closing of the balloting, it may have changed the results of the voting on the stockholder proposal. While the Board of Directors considers the Company to be bound by the results that were announced at the 1995 Annual Meeting, and thus the Company currently has in place a mandatory retirement age of 72, in light of the foregoing, the Board is uncertain whether that result truly reflects the will of the Company's stockholders. Accordingly, the Board of Directors has called a Special Meeting to allow the stockholders to vote again to approve or disapprove a mandatory retirement age of 72 for members of the Board of Directors, with the intention that this vote would supersede the vote taken at the 1995 Annual Meeting on a similar proposal.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 1995



                                            CALIFORNIA JOCKEY CLUB


                                            /s/  James M. Harris
                                            -----------------------------
                                            James M. Harris
                                            President, Treasurer
                                            and Controller
                                            (Principal Executive and
                                            Financial Officer)



                                            BAY MEADOWS OPERATING COMPANY


                                            /s/  F. Jack Liebau
                                            -----------------------------
                                            F. Jack Liebau
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                EXHIBIT INDEX

EX. 27.1        Combined Financial Data Schedule -
                        California Jockey Club and Bay Meadows
                        Operating Company

Ex. 27.2        Financial Data Schedule - California Jockey Club

Ex. 27.3        Financial Data Schedule - Bay Meadows Operating Company