Form 10-K
period 1996-12-31
CALIFORNIA JOCKEY CLUB; BAY MEADOWS OPERATING CO
filed 1997-03-31
CIK 16343, 715273

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ___________________

Commission File Number 1-9319         Commission File  Number 1-9320

      CALIFORNIA JOCKEY CLUB                  BAY MEADOWS OPERATING COMPANY
---------------------------------        ---------------------------------------
   (Exact name of registrant as               (Exact name of registrant as
     specified in its charter)                   specified in its charter)

             DELAWARE                                   DELAWARE
---------------------------------        ---------------------------------------
  (State or other jurisdiction of           (State or other jurisdiction of
  incorporation or organization)             incorporation or organization)

            94-0358820                                 94-2878485
------------------------------------       -------------------------------------
(I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

2600 South Delaware Street                 2600 South Delaware Street
P.O. Box 1117                              P.O. Box 5050
San Mateo, California     94403            San Mateo, California         94402
------------------------------------       -------------------------------------
(Address of principal                      (Address of principal
executive offices)        (Zip Code)       executive offices)         (Zip Code)

      (415) 573-4514                                  (415) 574-7223
------------------------------------       -------------------------------------
  (Registrant's telephone number,             (Registrant's telephone number,
       including area code)                         including area code)

Securities registered pursuant to Section 12 (b) of the Act:

    (Title of each class) (Title of each class) Common Stock, $.01 par value per share Common Stock, $.01 par value per share
--------------------------------------    --------------------------------------


================================================================================

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ___________________

Commission File Number 1-9319         Commission File  Number 1-9320

      CALIFORNIA JOCKEY CLUB                  BAY MEADOWS OPERATING COMPANY
---------------------------------        ---------------------------------------
   (Exact name of registrant as               (Exact name of registrant as
     specified in its charter)                   specified in its charter)

             DELAWARE                                   DELAWARE
---------------------------------        ---------------------------------------
  (State or other jurisdiction of           (State or other jurisdiction of
  incorporation or organization)             incorporation or organization)

            94-0358820                                 94-2878485
------------------------------------       -------------------------------------
(I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

2600 South Delaware Street                 2600 South Delaware Street
P.O. Box 1117                              P.O. Box 5050
San Mateo, California     94403            San Mateo, California         94402
------------------------------------       -------------------------------------
(Address of principal                      (Address of principal
executive offices)        (Zip Code)       executive offices)         (Zip Code)

      (415) 573-4514                                  (415) 574-7223
------------------------------------       -------------------------------------
  (Registrant's telephone number,             (Registrant's telephone number,
       including area code)                         including area code)

Securities registered pursuant to Section 12 (b) of the Act:

    (Title of each class) (Title of each class) Common Stock, $.01 par value per share Common Stock, $.01 par value per share
--------------------------------------    --------------------------------------


================================================================================

     American Stock Exchange, Inc.            American Stock Exchange, Inc.
--------------------------------------    --------------------------------------
    (Name of each exchange on which           (Name of each exchange on which
              registered)                               registered)

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
           ----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the paired voting stock held by non-affiliates of California Jockey Club as of March 17, 1997, was $256,736,810 based upon a per share price of $46.00. Directors and executive officers are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

The aggregate market value of the paired voting stock held by non-affiliates of Bay Meadows Operating Company as of March 17, 1997, was $251,494,650 based upon a per share price of $46.00. Directors and executive officers are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

5,763,257 shares of California Jockey Club Common Stock were outstanding as of March 17, 1997.

5,763,257 shares of Bay Meadows Operating Company Common Stock were outstanding as of March 17, 1997.



================================================================================

                                     PART I

ITEM 1.  BUSINESS

The information set forth in "Business" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those set forth in the forward-looking statements include the following: nonconsummation of the merger agreement with Patriot American Hospitality, Inc. ("Patriot"), nonconsummation of the Franklin Agreement or the Iacocca Agreement (as hereinafter defined), failure to secure the necessary governmental approvals to construct new stalls at the Bay Meadows Racecourse, and the risk factors set forth in "Risk Factors" in Item 7.

INTRODUCTION

California Jockey Club ("Cal Jockey") operates as an equity real estate investment trust under the Internal Revenue Code of 1986, as amended, and is the owner of the Bay Meadows Racecourse (sometimes referred to herein as the "Racecourse"). Bay Meadows Operating Company ("Bay Meadows") is a gaming and entertainment company currently conducting horse racing at Bay Meadows Racecourse in San Mateo, California. The Racecourse abuts the 101 Freeway which is the main thoroughfare between the cities of San Jose and San Francisco. The Racecourse is located about halfway between the two cities and is located about seven miles south of the San Francisco International Airport. Cal Jockey and Bay Meadows (collectively, the "Companies") are corporations which were incorporated in 1983. The Companies' predecessor was incorporated in 1932 and began conducting horse racing at the Racecourse in 1934. This document constitutes the Annual Report on Form 10-K for both Cal Jockey and Bay Meadows.

Since 1983, Cal Jockey's shares of common stock, par value $.01 per share ("Cal Jockey Common Stock"), have been paired and trade together with the shares of common stock, par value $.01 per share ("Bay Meadows Common Stock"), of Bay Meadows (the "Paired Shares") as a single unit on the American Stock Exchange (the "AMEX") (symbol "CJ") pursuant to a stock pairing arrangement. The terms of this pairing arrangement are set forth in the Pairing Agreement, dated as of February 17, 1983 and amended from time to time thereafter, by and between Cal Jockey and Bay Meadows (the "Pairing Agreement"). The pairing is evidenced by "back-to-back" certificates and the certificates bear a legend referring to the restrictions on transfer imposed by the bylaws of the Companies. As a result, a stockholder can only purchase or sell an equal number of shares of both companies.

THE PATRIOT TRANSACTION

On October 31, 1996, Cal Jockey and Bay Meadows entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot"). The merger agreement was approved unanimously by the Boards of Patriot, Cal Jockey and Bay Meadows and is subject to approval by the shareholders of each of Patriot, Cal Jockey and Bay Meadows.

Pursuant to the merger agreement, Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. The shareholders of Cal Jockey and Bay Meadows will have the option either to tender each of their paired shares for $33.00 in cash or to retain their paired shares, which will remain outstanding after the merger and will represent the same number of paired shares of the Companies' common stock.

MERGER AGREEMENT. On October 31, 1996, Patriot, Cal Jockey and Bay Meadows entered into a binding business combination agreement (the "October 31, 1996 Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to engage in a business transaction. The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership (the "Patriot Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties.

Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). Patriot stockholders will be entitled to receive for each share of common stock, no par value per share, of Patriot ("Patriot Common Stock") held by them at the effective time of the Merger, as adjusted as a result of the two-for-one split of Patriot stock announced in February 1997, 0.519 shares of common stock, par value $.01 per share, of New Patriot REIT ("New Patriot REIT Common Stock") and
0.519 shares of common stock, par value $.01 per share, of New Patriot Operating Company ("New Patriot Operating Company Common Stock") (subject to certain REIT qualification requirements), which shares will be paired and transferable only as a single unit. In addition, each outstanding Paired Share which is not tendered pursuant to the joint self tender offer of Cal Jockey and Bay Meadows (as described below), will remain outstanding after the Merger and will, without any action on the part of the stockholders of Cal Jockey and Bay Meadows, represent the same number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock.

In connection with the Merger, Bay Meadows will form an operating partnership (the "New Patriot Operating Partnership") into which Bay Meadows will contribute its assets in exchange for limited partnership units of the New Patriot Operating Partnership, and Cal Jockey will contribute certain of its assets to the Patriot Partnership in exchange for limited partnership units of the Patriot Partnership. Upon completion of the Merger and the transactions contemplated by the Merger Agreement (the "Related Transactions"), substantially all of the operations of New Patriot REIT and New Patriot Operating Company will be conducted through their respective operating partnerships. The Board of Directors of each of Patriot, Cal Jockey and Bay Meadows has approved the October 31, 1996 Agreement, the Merger Agreement and the Related

Transactions, including, without limitation, the Merger, the Subscription (as hereinafter defined), the issuance of up to approximately 30,500,000 shares of Cal Jockey Common Stock and 30,500,000 shares of Bay Meadows Common Stock, the contribution of the assets of Bay Meadows to the New Patriot Operating Partnership and the contribution of certain of the assets of Cal Jockey to the Patriot Partnership.

THE SUBSCRIPTION. By operation of the Merger, each issued and outstanding share of Patriot Common Stock will be converted into the right to receive 0.519 shares of New Patriot REIT Common Stock subject to certain REIT qualification requirements described below. The Patriot Partnership will, in connection with the Merger, subscribe (the "Subscription") for shares of Bay Meadows Common Stock (which in connection with the Merger will become New Patriot Operating Company Common Stock) (the "Subscribed Shares") in an amount equal to the number of shares of New Patriot REIT Common Stock that will be issued to Patriot stockholders in the Merger. Immediately prior to the Merger, the Patriot Partnership will fund the Subscription and Patriot and the Patriot Partnership will designate the Patriot stockholders as the recipients of the Subscribed Shares, in compliance with the Pairing Agreement, on the basis of 0.519 Subscribed Shares for each share of Patriot Common Stock outstanding at the Effective Time, subject to certain REIT qualification requirements described below. The result of the Merger and the Subscription will be that Patriot stockholders will have the right to receive 0.519 shares of New Patriot REIT Common Stock and 0.519 shares of New Patriot Operating Company Common Stock, subject to certain REIT qualification requirements described below, for each share of Patriot Common Stock held by them at the Effective Time, which shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock will be paired and transferable only as a single unit.

So that New Patriot REIT will continue to qualify and maintain REIT status, the Amended and Restated Certificates of Incorporation of New Patriot REIT and New Patriot Operating Company (the "Restated Charters") will provide that no person or entity may own, or be deemed to own by virtue of certain attribution rules of the Code, in excess of 9.8% (the "Ownership Limit") of the total outstanding shares of any class or series of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock or preferred stock of New Patriot REIT or New Patriot Operating Company. If any holder of Patriot Common Stock would receive in the Merger and the Subscription a number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock which would cause such holder or any other person or entity to own, or be deemed to own, paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock in excess of the Ownership Limit, then such holder shall acquire no right or interest in such number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock that would cause such holder or any other person or entity to exceed the Ownership Limit, but such holder shall, in lieu of receiving those paired shares which would cause the Ownership Limit to be exceeded (the "Excess Paired Shares"), have the right to be paid by New Patriot REIT an amount in cash for such Excess Paired Shares equal to the product of the fair market value per Excess Paired Share multiplied by the number of such Excess Paired Shares.

THE SELF TENDER OFFER. In connection with the Merger, Cal Jockey and Bay Meadows will commence a joint self tender offer (the "Offer") to purchase for cash at a combined price of $33.00 per Paired Share up to that percentage of the issued and outstanding Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock such that upon consummation of the Merger the stockholders of Cal Jockey and Bay Meadows prior to the Merger will own at least 1.0% of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock. The obligation of Cal Jockey and Bay Meadows to accept for payment and pay for their respective portion of the Paired Shares validly tendered and not withdrawn pursuant to the Offer will be subject to the satisfaction or waiver of the conditions to the Merger Agreement and the Merger becoming effective pursuant to the General Corporation Law of the State of Delaware and the Virginia Stock Corporation Act. The purpose of the Offer is to permit the holders of Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock to receive cash in the amount of $33.00 per Paired Share if such holders do not wish to become holders of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock after the Merger. On the fifth business day following the date Cal Jockey and Bay Meadows publicly announce that all of the conditions to the Merger Agreement have been satisfied or waived, the Offer will expire and the acceptance for payment of the validly tendered Paired Shares shall be conditioned only upon the Merger becoming effective. In the event the Merger Agreement is terminated in accordance with its terms, the Offer will simultaneously terminate. On March 17, 1997, the closing price of the Paired Shares on the AMEX was $46.00.

FINANCING THE OFFER. Patriot will provide Cal Jockey and Bay Meadows with the funds necessary to satisfy their payment obligations under the Offer by borrowing the necessary amounts under its financing sources.

CONDITIONS TO THE MERGER AND THE OFFER. Consummation of the Merger and the
Offer is subject to various conditions (which must be satisfied or waived), including: (i) approval of a proposal to adopt the Merger Agreement and the Related Transactions, by the holders of two-thirds of the outstanding shares of Patriot Common Stock, by the holders of a majority of the outstanding shares of Cal Jockey Common Stock and by the holders of a majority of the outstanding shares of Bay Meadows Common Stock; (ii) approval of a proposal to amend and restate the Certificate of Incorporation of Cal Jockey and the Bylaws of Cal Jockey by the holders of a majority of the outstanding shares of Cal Jockey Common Stock; and (iii) approval of a proposal to amend and restate the Certificate of Incorporation of Bay Meadows and the Bylaws of Bay Meadows by the holders of a majority of the outstanding shares of Bay Meadows Common
Stock. These proposals are currently expected to be voted on at special meetings to be held by the parties in May or June 1997. Although each of the aforementioned proposals will be voted on separately, because each of the proposals is a condition to closing, if any of the proposals is not adopted, the parties will not be required to consummate the Offer, the Merger or any of the Related Transactions. Prior to consummation of the Merger, Cal Jockey will distribute to its stockholders a dividend in the amount of $0.10 per Paired Share plus the amount per Paired Share equal to the proceeds generated from the sale of Cal Jockey's 100,000 shares of Santa Anita Realty Enterprises, Inc. stock, less the original purchase price for this stock, divided by the number of Paired Shares outstanding. There can be no assurances that the proposal conditions or other conditions to consummation of the Merger will be satisfied or waived.

SALE TO PAINEWEBBER. Patriot and PaineWebber Incorporated ("PaineWebber") have agreed in principle that following the close of the Merger, an affiliate of PaineWebber will purchase substantially all of the land of Cal Jockey, including the land subject to the Franklin Agreement and Iacocca Agreement, for a purchase price of $83 million. New Patriot REIT would retain ownership of the improvements located on the land. Simultaneously with the consummation of such purchase, the PaineWebber affiliate and New Patriot REIT would enter into a ground lease covering that portion of land on which the Racecourse is situated for a term of seven years. New Patriot REIT would then sublease the Racecourse land and related improvements to New Patriot Operating Company.


CALIFORNIA JOCKEY CLUB

Cal Jockey is incorporated under the laws of the State of Delaware. Cal Jockey's principal executive offices are located at 2600 South Delaware Street, P.O. Box 1117, San Mateo, California 94403.

PROPERTIES

Cal Jockey's principal asset is the Racecourse, a horse race track located on approximately 175 acres of contiguous land in San Mateo, California. The principal Racecourse facilities include:

- the main one-mile dirt horse race track with six furlongs and 1-1/4 mile chutes, inside of which is a seven furlong turf course;

- the track's infield area, on which is situated a nine hole par three golf course;

- a main structure, which contains a grandstand, a clubhouse and a premier seating and dining club (the "Turf Club"), all of which can accommodate approximately 25,000 people for racing events;

- a parking area, which can accommodate approximately 10,000 automobiles, a portion of which is provided by an easement granted by the County of San Mateo;

- a barn and stable area situated on approximately 38 acres and containing approximately 1,550 horse stalls; and

- a 5/8-mile training track oval situated on approximately 40 acres adjacent to the barn and stable area (the "Training Track Area").

In addition, Cal Jockey owns an approximately 2 acre parcel in close proximity to the Racecourse on which an indoor tennis club is located (the "Tennis Club Parcel") and an approximately 1-1/2 acre parcel that abuts a street known as El Camino Real and is separated from the 175 acre site by railroad tracks. Historically, the entire 175 acre site has been used in conjunction with Thoroughbred racing.

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

POTENTIAL FOR ADDITIONAL INCOME

Dating back to the early 1970's, California Jockey Club (the predecessor to the Companies before the 1983 reorganization) and subsequently both the Bay Meadows and the Cal Jockey Boards of Directors concluded that the Training Track Area could be developed for commercial purposes without adversely affecting Bay Meadows' ability to carry on live Thoroughbred racing. The Cal Jockey Board of Directors continues to believe that there is an opportunity to generate additional income for stockholders by leasing or selling a portion of Cal Jockey's 175 acres. The Cal Jockey Board of Directors believes that exploring alternative means of generating stockholder income is prudent because of negative trends in Thoroughbred racing. Evidence of these trends includes: (1) the continued decline of on-track attendance at Bay Meadows, (2) the continued decline in the quantity and quality of Thoroughbreds nationally and at Bay Meadows, and (3) increased competition in the form of the new Seattle Thoroughbred racing facility (Emerald Downs), other types of legalized gambling and a widening array of professional and amateur sporting events. Accordingly, Cal Jockey has engaged in the leasing and sale of a portion of its 175 acres.

PENDING SALES AND NEGOTIATIONS

In 1995, the Cal Jockey Board of Directors concluded that it would be in the best interests of its stockholders to sell a substantial portion (approximately 32 acres) of the barn and stable area (the "Stable Area") and the Training Track Area, rather than to develop them or continue to lease them to Bay Meadows. The decisions reflected Cal Jockey's desire to seek out opportunities for additional income. In addition, the Cal Jockey Board of Directors was motivated by the substantial investment that Cal Jockey likely would be required to make to renovate the existing Racecourse barns and to mitigate the current water runoff problem associated with the continued operation of the existing Racecourse barns (see "Water Treatment System") if the Stable Area is not sold and continues to be used for the stabling of horses. Further, Cal Jockey believes that the increased presence in San Mateo of the purchaser of the Stable Area (Property Resources, Inc. and its affiliated entities) should enhance the likelihood of obtaining the necessary Entitlements (as hereinafter defined) for both transactions. See "The Entitlement Process." Accordingly, in May 1995 and December 1995 Cal Jockey entered into agreements to sell the Stable Area and the Training Track Area, respectively. See "Terms of the Pending Sales of the Training Track and Stable Areas." By engaging in these transactions, which it entered into prior to the Merger Agreement, Cal Jockey seeks to achieve substantial liquidity which can be reinvested in income generating properties, generating additional income for its stockholders. There can be no assurances that these sales will be consummated.

In July 1996, Cal Jockey entered into an Agreement of Purchase and Sale with Public Storage, Inc. (the "Public Storage Agreement") to sell the Tennis Club Parcel for approximately $2,200,000. Public Storage, Inc. intends to convert the land into mini-storage units. The sale of the Tennis Club Parcel is subject to various contingencies including approval by the City of San Mateo of a rezoning of the property and, therefore, no assurance can be given that such sale will be consummated.

In November 1996, Cal Jockey entered into a non-subordinated ground lease (the "Borders Lease") with Borders, Inc. ("Borders"), a bookstore chain. The Borders Lease covers 2.3 acres of land formerly used by Bay Meadows as a parking lot and land adjacent to the parking lot. The San Mateo Planning Commission voted to approve the development of a Borders bookstore on the site on October 14, 1996. The initial term of the Borders Lease is for 20 years with a fixed net annual rent of $278,500 for years 1 through 10, $362,050 for years 11 through 15 and $416,350 for years 16 through 20. The Borders Lease has eight five-year renewal options with an annual Consumer Price Index adjustment beginning in the fifth option term.

Cal Jockey is about to enter into an agreement with the County of San Mateo, (the "County"), which owns certain adjoining property commonly known as the San Mateo Expo Center (the "Expo Center"). Under the agreement, the County will relinquish certain easements (or a portion thereof) that encumber a portion of the property being improved as a four lane public street, one of the primary off-site improvements required as a condition to obtaining the Entitlements (as defined below). In consideration of the County relinquishing these easement rights, Cal Jockey shall cause a portion of the County's parking lot at the Expo Center to be paved and shall relinquish a portion of Cal Jockey's parking easement that encumbers the Expo Center property. Cal Jockey will also (i) agree to allow Expo Center personnel to use the Delaware Street entrance to Bay Meadows, as well as any entrance from Saratoga Drive into Bay Meadows to accommodate Expo Center traffic and parking and (ii) accede to various County requests regarding parking fees.

TERMS OF THE PENDING SALES OF THE TRAINING TRACK AND STABLE AREAS

STABLE AREA. On May 31, 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Property Resources, Inc. ("Property Resources"), a subsidiary of Franklin Resources, Inc., (as amended, the "Franklin Agreement"), providing for the sale of the Stable Area. Assuming all other conditions precedent are satisfied or waived, escrow is to close 330 days following the date on which Cal Jockey obtains the Entitlements (as defined below).

The Franklin Agreement contemplates the sale of the Stable Area for a purchase price of approximately $21,000,000. In addition, Property Resources is obligated to fund 44% of the cost of various off-site improvements required by the City of San Mateo and the State of California in connection with the entitlements for the development of the property (the "Entitlements"). Property Resources intends to develop the Stable Area with an office complex for use by Franklin Resources, Inc. and its affiliated entities.

The transaction is subject to a number of conditions precedent including that of Cal Jockey obtaining from the City of San Mateo all necessary permits to develop the office complex. To date, Property Resources has deposited $350,000 into an escrow account as required by the Franklin Agreement. Future deposits are required upon satisfaction of certain conditions. The escrowed amounts, plus interest, are refundable if the conditions to closing by Property Resources are not satisfied, and will serve as liquidated damages to Cal Jockey if such conditions are satisfied but Property Resources fails to consummate the purchase of the Stable Area.

TRAINING TRACK AREA. In December 1995, Cal Jockey entered into an Agreement of Purchase and Sale (as amended, the "Iacocca Agreement") with Lee Iacocca & Associates, Inc. ("Iacocca") providing for the sale of the Training Track Area. In the Third Amendment, effective June 28, 1996, Iacocca assigned its rights under the prior agreement to Airdial Company, LLC, a newly-formed limited liability company ("Airdial"), the members of which include some of the principals involved with Iacocca.

The development plan for the Training Track Area calls for the construction of single-family and multi-family housing units, a superior first class hotel and neighborhood retail uses. The Iacocca Agreement contemplates the sale of the Training Track Area to Airdial for a purchase price of $30,750,000, subject to adjustment if certain of the Entitlements are not obtained. In addition, Airdial is obligated to fund 53% of the off-site improvements required by the City of San Mateo and the State of California in connection with the Entitlements for the development of the property. See "--Stable Area."

To date, Airdial has delivered to escrow an irrevocable standby letter of credit in favor of Cal Jockey in the sum of $500,000. Within three days after Cal Jockey obtains the Entitlements, Airdial is obligated to deliver to escrow a second such letter of credit also in the amount of $500,000. These letters of credit are released if the conditions to closing are not satisfied. The parties further agreed that $1,000,000 shall be the amount of liquidated damages to Cal Jockey if all conditions to Airdial's purchase are satisfied or waived, but Airdial fails to consummate the purchase of the Training Track Area.

Closing of the transaction is subject to a number of conditions precedent including Cal Jockey obtaining from the City of San Mateo the necessary Entitlements to proceed with development plans, together with a development agreement. If the conditions are satisfied or waived, it is contemplated that escrow would close in Fall 1998.

THE ENTITLEMENT PROCESS. As noted above, Cal Jockey is charged with the responsibility of obtaining the Entitlements for both the Stable Area and the Training Track Area developments. The development plan being proposed covers both developments as part of one plan. To assist in obtaining the Entitlements, Cal Jockey has retained Calthorpe Associates, one of the premier land planning firms in Northern California. Calthorpe Associates, together with a team of other consultants, is developing a specific plan covering both developments. The public comment period closed on November 25, 1996 and the final Environmental Impact Report ("EIR") and specific plan has been prepared. It is anticipated that the San Mateo Planning Commission and the City Council will vote on final certification of the EIR and approval of the specific plan at a meeting currently scheduled for late April 1997. However, there can be no assurances that Cal Jockey will be successful in obtaining the necessary Entitlements to avoid termination of the Franklin Agreement or the Iacocca Agreement.

COST OF ENTITLEMENT PROCESS. Through December 31, 1996, Cal Jockey has expended, in connection with the Entitlement process, $2,242,000 for the services of Calthorpe Associates, engineers, lawyers and other consultants. These amounts have been capitalized and added to the basis in land.

POSSIBLE TAX CONSEQUENCES. Both the Franklin Agreement and the Iacocca Agreement provide that the purchasers will cooperate with Cal Jockey in structuring the transactions as tax-deferred exchanges. It is the present intention of Cal Jockey's Board of Directors to seek income-generating properties that would meet the investment criteria to be established for this purpose by a committee of the Cal Jockey Board of Directors. To the extent the sales proceeds are used to defray Cal Jockey's portion of the traffic circulation and other off-site improvement costs or to construct new facilities on Cal Jockey's retained property or are retained by Cal Jockey, the sales proceeds will not qualify for tax-deferred treatment and will not be available for distribution to stockholders. However, it is Cal Jockey's present intention to borrow the funds for such off-site improvements or new facilities, so that all of the proceeds could qualify for tax-deferred treatment. There can be no assurances that the transactions will qualify as tax-deferred exchanges or that suitable properties for exchange will be located and the exchanges can be effectuated within the relatively short time periods allowed by applicable IRS regulations. If the sales of the Training Track Area or the Stable Area cannot be qualified as tax-deferred exchanges, but the proceeds qualify for capital gains treatment, Cal Jockey can elect to pass through the gain to its stockholders who would be taxed at applicable capital gains rates. If the proceeds are not distributed but they qualify for capital gains treatment, the gain will be taxed to Cal Jockey at applicable capital gains rates. Cal Jockey's basis in the land being sold under the Iacocca Agreement and the Franklin Agreement is estimated at approximately $27,000 per acre.

FINANCING CAL JOCKEY'S SHARE OF OFF-SITE IMPROVEMENT COSTS

Based upon the current cost estimates, if neither the Franklin Agreement nor the Iacocca Agreement is terminated, it appears that Cal Jockey's proportionate share of the off-site improvement costs will be approximately $330,000. Due to the inherent uncertainties involved in these estimates, there can be no assurances that these cost estimates will not be further revised or such revisions may not be significant. Cal Jockey intends to use internally generated funds or to borrow whatever sums are required to defray these costs. However, there is no assurance that Cal Jockey will have sufficient internally generated funds or will be able to borrow these funds.

PLANNING FOR TRAINING AND STABLING

Recognizing that the proposed sale of the Training Track Area and the Stable Area might require locating off-site areas to carry out these activities, Cal Jockey explored, with Bay Meadows, numerous properties in a variety of nearby locales. None of these jointly investigated properties has proved to be appropriate.

An alternative under consideration is a proposal to construct 954 new stalls at Bay Meadows, some of which might be recessed into the ground on the northern end of the infield of the main track with the balance located in a portion of the existing parking area just north of the existing grandstand. A tunnel under the race tracks would have to be constructed in order to connect the stable areas. This alternative presents a number of complex planning, financing and construction issues. No approval of such a proposal has been given by Cal Jockey or the City of San Mateo, and any approval by Cal Jockey would be contingent on the results of economic, environmental and other feasibility studies. There can be no assurances that the necessary permits or financing will be secured or agreement with the City of San Mateo will be reached as necessary to implement this alternative.

LEASE OF RACING FACILITY

Bay Meadows leases Bay Meadows Racecourse from Cal Jockey. Pursuant to the terms of the lease agreement, which commenced on April 1, 1993 and expired on March 31, 1996, Cal Jockey received the greater of (a) $3,000,000 annually or
(b) the sum of 1.5% of the on-track pari-mutuel handle when there were live races at Bay Meadows, 1% of the pari-mutuel handle wagered at Northern California satellite wagering facilities receiving races from Bay Meadows, 1% of the pari-mutuel handle wagered at Bay Meadows when it was acting as a satellite wagering facility for other host associations conducting racing in Northern California, 25% of the net commissions from exported and improted races from Southern California and interstate locations, and between 60% and 90% of various non-racing sublease rental income. In addition, Cal Jockey also received a specified percentage of the annual pari-mutuel handle in excess of $350,000,000.

The Master Lease Agreement pursuant to which Bay Meadows leased the Racecourse Properties from Cal Jockey expired on March 31, 1996. Cal Jockey and Bay
Meadows have had discussions regarding the extension of the Master Lease Agreement. The companies now have conflicting views concerning the existence of any Master Lease Agreement extension. Cal Jockey believes that no lease exists and that Bay Meadows is a tenant at will paying rent at the rate in the prior Master Lease Agreement. Bay Meadows believes that the Master Lease Agreement has been extended for an additional three years with a ten percent increase in rent but otherwise substantially on the same terms as the previous lease. Bay Meadows has, however, continued to pay rent at a rental rate equivalent to that contained in the expired lease agreement through the first quarter of 1997. No amounts of additional rent , in any, have been accrued at December 31, 1996. In the event that the Companies reach a reconciliation on any lease extension, retroactive changes in the rental amounts, in any, will be recorded in the period that such reconciliation occurs. No assurances can be given concerning the possible effects that the ultimate resolution of this matter will have on the future operations of the Companies.

SEASONAL VARIATIONS IN BUSINESS

Cal Jockey is subject to significant seasonal variations in revenues primarily due to the fact that the lease revenues are affected by the seasonality of Thoroughbred racing. See "Lease of Racing Facility" and "BAY MEADOWS OPERATING COMPANY -- Bay Meadows' Horse Racing Season." The following table sets forth certain financial information concerning Cal Jockey for the quarterly periods indicated:


                             CALIFORNIA JOCKEY CLUB


                                             QUARTERS ENDED 1996
                        --------------------------------------------------------
                                MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RACING DAYS)
Number of live racing days            63           0          25          27

Total revenues                   $ 2,338     $   527     $ 1,340     $ 1,207
Costs and expenses                   407         484       1,850(1)    3,887(1)
                                 -------     -------     -------     -------

Net income (loss)                $ 1,931     $    43     $  (510)    $(2,680)
                                 =======     =======     =======     =======

Net income (loss) per share      $   .34     $   .01     $  (.09)      $(.47)
                                 =======     =======     =======     =======

(1) Includes merger related costs of $3,504,000 and legal fees of $1,124,000.



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
                                ======       ======       ======       ======


                                             QUARTERS ENDED 1994
                        --------------------------------------------------------
                                MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RACING DAYS)
Number of live racing days          21            0           24           68

Total revenues                  $1,083       $  444       $1,300       $2,349
Costs and expenses                 343          347          325          541
                                ------       ------       ------       ------
Net income                      $  740       $   97       $  975       $1,808
                                ======       ======       ======       ======
Net income per share            $  .13       $  .02       $  .17       $  .31
                                ======       ======       ======       ======



CAPITAL IMPROVEMENTS

In 1996, capital improvement expenditures were $271,000 which primarily consisted of electrical, plumbing and flooring improvements related to offices and dining areas.

WATER TREATMENT SYSTEM

The City of San Mateo (the "City"), along with the State of California, has mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation. If the Stable Area is sold as proposed to Property Resources, the problem with water runoff as it presently exists is expected to be eliminated. If the Franklin Agreement were terminated or the proposal for new barn construction failed to be approved, the costs associated with resolving the matter are estimated to be approximately $1,500,000.

EMPLOYEES

At December 31, 1996, Cal Jockey had three employees.

COMPETITION

Cal Jockey's financial condition and results of operations are affected by the various competitive factors affecting Bay Meadows. See the information set forth below under the caption "BAY MEADOWS OPERATING COMPANY -- Competition."



BAY MEADOWS OPERATING COMPANY

Bay Meadows is organized under the laws of the State of Delaware. Bay Meadows' principal executive offices are located at Bay Meadows Racecourse, 2600 South Delaware Street, P.O. Box 5050, San Mateo, California 94402.

Bay Meadows is a gaming and entertainment company currently engaged primarily in the business of conducting and offering pari-mutuel wagering on Thoroughbred racing at the Racecourse. Additionally, Bay Meadows acts as an off-track satellite wagering facility, allowing patrons to wager on horse races at other tracks even when live Thoroughbred racing is not being conducted at the Racecourse. In addition to live Thoroughbred racing at the Racecourse, Bay Meadows simulcasts its live horse races to as many as 31 sites in California and 450 sites in the remainder of the world. Also, Bay Meadows accepts simulcasts of horse races conducted throughout the United States, Canada, Mexico, Australia and Hong Kong. Bay Meadows generates revenues from commissions on pari-mutuel wagering, admissions, parking, program sales and the food and beverage concessions at the Racecourse.

Substantially all of Bay Meadows' revenues are derived from the Thoroughbred racing activities conducted at Bay Meadows. Annual revenues and net income have historically fluctuated based to a large extent on the number of days during any given year that live horse racing is conducted at the Racecourse. Selected comparative figures for the last four calendar years are as follows:

                                             1996             1995           1994            1993            1992
                                                        (IN THOUSANDS, EXCEPT FOR HORSE RACING DAYS)
Number of live horse racing days                115             108             113             104             111

Commissions (revenue derived from
  pari-mutuel wagering)                    $ 15,880        $ 14,916        $ 14,871        $ 12,690        $ 14,128

Total revenues of Bay Meadows              $ 53,472        $ 50,256        $ 51,187        $ 44,642        $ 48,537

Bay Meadows rent paid to Cal Jockey        $  4,918        $  4,762        $  4,777        $  3,607        $  4,229

Income of Bay Meadows before
  income tax provision                     $    715        $    936        $  1,140        $    174        $   (792)

Bay Meadows also generates revenues from subletting the racetrack facilities to the San Mateo County Fair for horse racing events (historically, a two week horse race meet), as well as to trade shows and others for various events and from operating an indoor tennis club near the racetrack facilities and a nine hole golf course located on the infield of the racetrack. See "Effects of Other Cal Jockey Transactions."

BAY MEADOWS' HORSE RACING SEASON

California law permits a racing association in the Northern California Racing Zone (such as Bay Meadows) to conduct no more than 22 weeks of live horse racing each year. In calendar years 1996 and 1995, Bay Meadows conducted 115 and 108 live horse racing days, respectively. The CHRB has granted Bay Meadows 102 racing days for the calendar year 1997 horse racing season, allocated during the periods from early January through late March and late August through mid-November. However, until relatively recently, Bay Meadows' horse racing season historically ran from late August through late January. In such years the number of horse racing days in a calendar year included horse racing days for two different horse racing seasons.

The following table sets forth information relating to live horse racing days and the attendance and pari-mutuel handle for the calendar years indicated.

                                                                                CALENDAR YEARS
                                                  ----------------------------------------------------------------------------
                                                        1996            1995             1994           1993           1992
                                                                 (IN THOUSANDS, EXCEPT FOR HORSE RACING DAYS)
Number of live horse racing days                             115             108(1)          113             104            111
Total on-track attendance                                    511             489             536             527            588
Average daily on-track attendance                            4.4             4.5             4.7             5.1            5.3
Total intertrack attendance                                  595             568             652             708            777
Average daily intertrack attendance                          5.2             5.3             5.8             6.8            7.0
Total on-track and intertrack attendance                   1,106           1,057           1,188           1,236          1,365
Average daily on-track and intertrack attendance             9.6             9.8            10.5            11.9           12.3
Live - on-track pari-mutuel handle                   $    60,159      $   61,261(1)   $   75,889     $    90,126     $   112,664
Live - N. CA network pari-mutuel handle              $    69,188      $   66,720(1)   $   82,482     $   109,347     $   125,099
Live - exported pari-mutuel handle                   $   253,323      $  214,686(1)   $  163,452(2)  $    42,364(2)  $    31,021
Live - imported pari-mutuel handle                   $   122,942      $  115,293(1)   $  100,218     $    24,479     $    10,256
Non-merged handle                                    $     8,267      $    6,330(1)   $    7,170     $     8,740     $     5,679
Total pari-mutuel handle                             $   513,879      $  464,290      $  429,211     $   275,056     $   284,719


  (1)  Does not include two racing days which were rained out in January 1995.

  (2) The increase between calendar years 1993 and 1994 was due in large part to a change in California law which permitted wagers on Bay Meadows' horse races to be places at off-track locations in Southern California.

PARI-MUTUEL REVENUES

All wagering at Bay Meadows is pari-mutuel, meaning that individuals wager against each other and not against the operator of the facility. Bay Meadows, as the horse race track operator, has no interest in the results of any horse race. Bay Meadows places the wagers into a pool and deducts both its commission and a variety of statutory deductions from the wagers, the amount of which is fixed by the State of California.

In California, other horse racing associations, certain fairs and certain Indian Reservations operate as off-track wagering facilities. Off-track wagering on horse races conducted at Bay Meadows is permitted at 31 locations in California, 14 of which comprise the Northern California Off-Track Network ("Live-N. CA Network").

Legislation has been enacted in certain states permitting the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on horse races at Bay Meadows to participate in the same pari-mutuel pool as Bay Meadows patrons and patrons at other California satellite locations. Off-track wagering on Bay Meadows' live horse races is conducted in as many as 31 sites in California and up to 450 sites throughout the rest of the world.

During Bay Meadows' live meets, pari-mutuel revenues and respective commission rates are derived from four sources: (i) wagers made at Bay Meadows on horse races at Bay Meadows ("Live-On-Track") (5.4%-6.9%); (ii) wagers made throughout the Live-N. CA Network on horse races at Bay Meadows (3.3%-4.9%); (iii) wagers made throughout locations in Southern California and at out-of-state locations on horse races conducted at Bay Meadows ("Live-Export") (1.3%-1.5%); and (iv) wagers made at Bay Meadows and throughout the Live-N. CA Network on horse races conducted in Southern California and at out-of-state locations ("Live-Import") (2.6%-5.2%). Additionally, during its live horse race meet, Bay Meadows receives fees from certain out-of-state locations that accept wagers on Bay Meadows' horse races which are not included in Bay Meadows' pari-mutuel pool ("Nonmerged Fees"). During the remainder of the year when Bay Meadows is not conducting live horse racing, Bay Meadows receives satellite fees generated through its operation as an off-track wagering facility ("Satellite Fees").

The following table sets forth Bay Meadows' revenue derived from pari-mutuel handle (net of statutory payments) for the calendar years indicated:

                                                       CALENDAR YEARS
                            ----------------------------------------------------------------------
                                   1996           1995            1994        1993        1992
                                        (IN THOUSANDS, EXCEPT FOR HORSE RACING DAYS)
Live race days                        115           108             113        104          111

Revenue:
Live - On-Track               $     3,921   $     4,020   $       5,002  $   5,956  $     7,426
Live - N. CA Network          $     3,061   $     2,911   $       3,223  $   4,751  $     5,417
Live - Exported               $     2,974   $     2,441   $       1,950  $     859  $       498
Live - Imported               $     5,751   $     5,299   $       4,407  $   1,072  $       293
Nonmerged Fees                $       287   $        77   $         101  $      52  $        51
Satellite Fees                $     1,694   $     1,702   $       1,488  $   1,448  $     1,586


SEASONAL VARIATIONS IN BUSINESS

Bay Meadows' revenues are subject to seasonal variations as a result of the allocation of racing days by the CHRB. Historically, the Bay Meadows racing meet commenced in August each year and ended the following January. However, the 1995 horse racing season was comprised of three smaller meets held during the months of March-April, August-November and December 1995-January 1996. The 1996 horse racing season was comprised of two smaller meets held during late January through late March and late August through early November. For 1997, Bay Meadows' season has been divided into two meets, one from late January through late March and the second from late August through mid-November. See "--Regulation." Seasonal variations are reflected in the financial information for Bay Meadows Operating Company and its subsidiary, Bay Meadows Catering, set forth below for the quarterly periods indicated.

                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

                                                        QUARTERS ENDED 1996
                                  ----------------------------------------------------------
                                    MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing days                 63           0            25             27

Total revenues                      $  26,692   $   2,636      $ 12,080      $  12,064

Costs and expenses                  $  23,557   $   3,946      $ 12,270      $  12,984

Net income (loss)                   $   1,877   $    (782)     $    (98)     $    (542)

Net income (loss) per share         $     .33   $    (.14)     $   (.02)     $    (.09)

                                                              QUARTERS ENDED 1995
                                     -----------------------------------------------------------------------
                                        MARCH 31,       JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing days                        20             10               27                   51

Total revenues                          $      9,587   $      7,238      $    13,058          $    20,373

Costs and expenses                      $      9,461   $      7,465      $    13,022          $    19,372

Net income (loss)                       $         68   $       (123)     $        20          $       512

Net income (loss) per share             $        .01   $        .02      $       .01          $       .09


                                                                 QUARTERS ENDED 1994
                                        ----------------------------------------------------------------------
                                          MARCH 31,      JUNE 30,        SEPTEMBER 30,         DECEMBER 31,
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing race days                  21               0               24                 68

Total revenues                           $    9,979    $      2,421      $    11,716        $    27,071

Costs and expenses                       $    9,774    $      3,549      $    11,621        $    25,103

Net income (loss)                        $      205    $     (1,128)     $       443        $     1,072

Net income (loss) per share              $      .04    $       (.20)     $       .08        $       .18


REGULATION

Horse racing is highly regulated in California. As a result, Bay Meadows faces an increasing number of limitations on how it conducts its Thoroughbred racing operations. The scheduling, length and conduct of meets and the distribution of the pari-mutuel purse is determined by California Law and the CHRB. The CHRB is charged with regulating horse racing and wagering at horse racing meets in California. The CHRB is also charged with the responsibility of licensing horse racing associations on an annual basis to conduct horse racing meets.

To conduct a Thoroughbred racing meet and to act as a satellite facility, Bay Meadows is required to secure, on an annual basis, a license from the CHRB. Although Bay Meadows has been granted an annual license each year since 1934, including one for the 1997 horse racing season, no assurance can be given that Bay Meadows will continue to receive this annual license.

As a condition of the issuance of the annual license, California law requires that a certain number of horse racing days be conducted as charity days. The net proceeds from these charity days, up to a maximum amount of 0.2% of on-track handle on live horse races for the meet, are distributed to beneficiaries through a nonprofit organization approved by the CHRB.

The CHRB is also responsible for allocating horse racing days to horse racing associations; Bay Meadows can only conduct live Thoroughbred horse racing on days allocated to it by the CHRB. No assurance can be given that competition for horse racing days will not affect the allocation of horse racing days to Bay Meadows in the future. See "--Competition."

Following consummation of the Merger, New Patriot Operating Company will have to file an amendment to Bay Meadows' CHRB 1997 application for its 1997 license reflecting the corporate restructuring that will occur in the Merger.
In informal discussions,
representatives of the CHRB have indicated that it would not object to such an amendment to the 1997 application. No assurances can be given, however, that the CHRB will not object to such an amendment when it is filed.

LEGISLATION

Because Thoroughbred racing is highly regulated by the State of California, the enactment of new legislation can impact Bay Meadows in both positive and negative ways. In 1996, a new law was passed by the California Legislature reducing the effective license fee payable by Bay Meadows from 3.83% to 3.52% commencing January 1, 1997.

Because of the myriad legislative bills relating to gaming and horse racing introduced each year in the California Legislature, it is impossible for Bay Meadows to identify which will receive serious consideration, much less be enacted. Accordingly, Bay Meadows is unable to predict the impact which future legislation may have on its operations.

There is, however, considerable concern in the horse racing industry about potential legislation which may result in the expansion of gaming, particularly gambling on Indian reservations, and which would likely would negatively impact horse racing.

COMPETITION

Horse racing dates are allocated annually by the CHRB and, to the extent possible, are allocated in a manner to avoid overlaps in Northern California. Historically, the dates allocated to Bay Meadows have not overlapped with those of Golden Gate Fields, the only other horse racing association in the San Francisco Bay Area. However, Bay Meadows has been allocated dates, from time to time, that have resulted in it conducting racing concurrently in Northern California with the California State Fair in Sacramento, California and the Big Fresno Fair in Fresno, California. Over the last two years, competition for horse racing dates has increased among Bay Meadows, Golden Gate Fields and some county fairs. It can no longer be assumed that the CHRB will grant a racetrack its historic racing dates or that dates granted will not overlap with those granted to other racing on operations in Northern California.

Although Bay Meadows has little direct competition from other tracks in the San Francisco Bay Area when Bay Meadows is conducting live horse racing, competition is developing through businesses in various states or foreign countries accepting wagers on races at Bay Meadows placed by telephone or via the Internet. Bay Meadows is not able to estimate the magnitude of telephone or Internet wagering or the impact such wagering will have on its results of operations or financial condition.

To some extent, Bay Meadows also competes for patrons with off-track wagering facilities in Northern California. Because of distance and traffic congestion, a patron might find wagering at an off-track wagering facility to be more convenient.

The San Francisco Bay Area annually has numerous professional and amateur sporting events and other entertainment attractions which compete with Bay Meadows for the sports and entertainment dollar. Bay Meadows also competes with other forms of legalized gambling, particularly Indian gaming, and other forms such as the California State lottery and local card clubs. It is very difficult, however, to evaluate the competitive impact of these other forms of entertainment and gambling other than to say they are significant.

During the last few years, racetracks throughout the United States have experienced a decline in their horse population. As a result of this decline, there has been a reduction in the size of the fields competing in horse races. Generally, the amount wagered on a given race is impacted by the size of the field. Bay Meadows competes for horses with other tracks throughout the United States and, particularly, with tracks in Southern California, Arizona and Washington.

PROPOSED SALES OF STABLE AREA AND TRAINING TRACK AREA

As discussed above (see "--CALIFORNIA JOCKEY CLUB--Pending Sales and Negotiations"), Cal Jockey has entered into an agreement to sell substantially all of the Stable Area where most of the horses racing at Bay Meadows are stabled during Bay Meadows' meets. Cal Jockey has also entered into an agreement to sell the adjoining Training Track Area, on which a 5/8 mile training track is now situated. Since the sales of the Stable Area and the Training Track Area were announced, Bay Meadows and Cal Jockey have been investigating and considering various alternative stabling arrangements.(See "--CALIFORNIA JOCKEY CLUB--Planning for Training and Stabling.")

Bay Meadows has publicly proposed a plan for the construction of 954 stalls on the property being retained by Cal Jockey. Patriot, which has agreed to a business combination agreement with Cal Jockey and Bay Meadows (see "--The Patriot Transaction") has indicated its support for such plan. Property Resources, the purchaser of the Stable Area has indicated its support for such plan, has agreed to amend the Franklin Agreement as part of the implementation of the plan and has indicated its intent to permit Bay Meadows to continue to use 1,100 existing stalls in the Stable Area through March 1998. No approval to this plan has been given by Cal Jockey, with any approval contingent on the results of economic, environmental and other feasibility studies. Implementation of the plan is subject to a number of conditions including the arrangement of financing acceptable to Patriot and the receipt of the requisite governmental approvals.

EFFECTS OF OTHER CAL JOCKEY TRANSACTIONS

Cal Jockey recently entered an agreement with Borders for the long-term ground lease of a parking lot adjacent to the Bay Meadows Racecourse. As a result of this transaction, Bay Meadows has lost a number of convenient parking spaces for its patrons and an important pedestrian access to its facility. However, there are an excess number of parking spaces available at Bay Meadows, the remaining spaces may not be as convenient for certain patrons and there can be no assurance that the parking revenue currently being generated will not be adversely affected.

Bay Meadows manages and operates the Sundown Tennis Club, an indoor tennis facility on land in close proximity to the Racecourse. On July 18, 1996, Cal Jockey entered an agreement to sell the Tennis Club Parcel.(See "--CALIFORNIA JOCKEY CLUB--Pending Sales and Negotiations.") For the twelve months ended December 31, 1996, Bay Meadows' operating income associated with the Sundown Tennis facility was $70,000.

Bay Meadows also manages and operates a nine-hole golf course in the infield of the racetrack. The recent opening of a golf facility in close proximity to Bay Meadows has had an adverse impact on the results of operations of the Bay Meadows' golf course. Further, Bay Meadows' golf course will be eliminated if new stables are built as planned. For the twelve months ended December 31, 1996, Bay Meadows' operating income associated with the golf course was $95,000.

CONCESSIONAIRE

Bay Meadows Catering ("Catering"), a wholly owned subsidiary of Bay Meadows, provides food and beverage services at the Turf Club and at refreshment stands located in the Grandstand and Clubhouse areas of the racetrack facility. Catering also enters into contracts with racing associations and groups which sublease Bay Meadows Racecourse to provide such food and beverage service.

CAPITAL IMPROVEMENTS

For the twelve month period ending December 31, 1996, Bay Meadows expended $1,285,000 in capital improvements consisting primarily of costs relating to construction of a television studio, control room and associated equipment, enterprise networking system and a POS system.

EMPLOYEES

Bay Meadows employs approximately 200 employees throughout the year and an additional 350-550 seasonal employees on horse racing days. Substantially all of Bay Meadows' employees, other than the administrative staff, are members of various unions. Bay Meadows believes it has good relations with its employees and their unions.


ITEM 2.  PROPERTIES

Information with respect to the property owned by Cal Jockey and Bay Meadows is set forth under Item 1 - "Business" and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters. In addition, Bay Meadows and/or Cal Jockey is a party to the following legal proceedings.

Volkman et al. v. California Jockey Club et al.

On or about July 3, 1996, plaintiff stockholders filed a petition for writ of mandate in San Mateo County Superior Court against Cal Jockey and its directors, seeking an order directing Cal Jockey to hold its annual meeting of stockholders earlier than the date set by Cal Jockey. A judgment so directing Cal Jockey was entered, and the meeting was held on August 30, 1996. Cal Jockey does not intend to appeal, and has settled the matter in its entirety with payment of certain fees and expenses incurred by the plaintiffs.

California Jockey Club v. Bay Meadows Operating Company et al.

On August 13, 1996, Cal Jockey filed a complaint in United States District Court for the Northern California District of California against Bay Meadows, its President (F. Jack Liebau), and the members of the California Jockey Club Shareholders Committee, a group of stockholders supporting a slate of nominees to the Cal Jockey Board of Directors in opposition to those nominated by Cal Jockey's management. The complaint alleged violations of federal securities law by reason of defendants' failure to make required filings and disclosures in connection with the Cal Jockey proxy contest. The complaint sought to compel defendants to make the required disclosures and to enjoin them from soliciting or voting proxies. On November 7, 1996, Cal Jockey, with the consent of Bay Meadows, requested that the case be placed on inactive status through an order of administrative closure and stay. Bay Meadows believes this suit is without merit.

Bay Meadows Foundation v. Bay Meadows Operating Company and California Jockey
Club

On December 29, 1995, the Bay Meadows Foundation filed a complaint in San Mateo Superior Court against Cal Jockey and Bay Meadows. The complaint alleges failure to properly calculate and pay charity proceeds as required by law and includes causes of action for violation of statute, breach of fiduciary duty and imposition of a constructive trust and accounting. Specifically, the complaint alleges that Bay Meadows improperly deducted rent payments made to its affiliate, Cal Jockey, from the charity net proceeds. The complaint also seeks punitive damages and attorney's fees. On March 25, 1996, Cal Jockey and Bay Meadows filed their answer to the complaint. The answer denies the allegations of the complaint and asserts affirmative defenses against the Bay Meadows Foundation. Specifically, Cal Jockey and Bay Meadows maintain that the deduction of rent payments was lawful and consistent with both the administrative determination made by the California Horse Racing Board ("CHRB") in 1991 that such rent payments were deductible under the financial reporting instructions subsequently promulgated by the CHRB. The parties are currently engaged in civil discovery and Cal Jockey and Bay Meadows plan to vigorously defend themselves against the lawsuit.

Pati Misskelley v. Bay Meadows Operating Company and Frank Trigeiro et al.

On June 4, 1996, the plaintiff, a former accounts receivable clerk, filed suit against Bay Meadows and certain of its employees in the United States District Court for the Northern District of California, alleging gender and age discrimination. The plaintiff was terminated by Bay Meadows after her position was eliminated as part of a restructuring of the accounting department. In her suit, the plaintiff seeks unspecified damages. Bay Meadows believes that this suit is without merit.

Property Resources, Inc. v. Bay Meadows, Operating Company, et al.

On August 16, 1996, Property Resources, Inc. ("PRI"), a subsidiary of Franklin Fund, Inc., filed suit in the San Mateo County Superior Court against Bay Meadows, its directors and others, for intentional interference with PRI's contract with Cal Jockey for the sale of real property on which Bay Meadows' stables are located. PRI sought a temporary restraining order which would have prevented Bay Meadows and its management from communicating with its stockholders, Cal Jockey, San Mateo city officials or the press about a wide range of topics, including on-site stabling of horses at Bay Meadows. On August 15, 1996, the Court denied PRI's request for the temporary restraining order. On November 7, 1996, the San Mateo Superior Court dismissed PRI's remaining claims with leave to amend. The parties subsequently settled this matter with the agreement that the parties would pay their respective legal fees and costs, and the lawsuit was subsequently dismissed on February 10, 1997.

Pauline Madera v. Bay Meadows Operating Company and Morris Webb

On December 20, 1995, Ms. Madera, an employee of Bay Meadows Catering filed a complaint in San Mateo County Superior Court seeking unspecified damages for sexual battery, intentional infliction of emotional distress, negligent infliction of emotional distress and sexual harassment. Neither Ms. Madera nor Mr. Webb were employed in a management or supervisory position by Bay Meadows. Bay Meadows has settled this matter.

Management of the Companies believe that the pending legal actions against either of the Companies will not have a material impact on the separate or combined financial statements of the Companies, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Paired Common Stock, and the cash dividends paid by Cal Jockey on the CJC Common Stock for the periods indicated. The prices are as reported by the AMEX.

                                                              Cash Dividends
                                                                Per Share
                                   High          Low        Paid by Cal Jockey
                                   ----          ---        ------------------
Fiscal 1996 Quarter Ended:
   March 31, 1996                14-3/4        14-5/8
   June 30, 1996                 17-3/8        17-1/8              $.40
   September 30, 1996            20-1/8        19-3/4
   December 31, 1996             40-7/8        40-3/8

                                                              Cash Dividends
                                                                Per Share
                                   High          Low        Paid by Cal Jockey
                                   ----          ---        ------------------
Fiscal 1995 Quarter Ended:
   March 31, 1995                17-1/4        13-3/4
   June 30, 1995                 16-3/4        14-1/2              $.25
   September 30, 1995            16-3/8        15-5/8
   December 31, 1995             16-3/8        14                  $.40

As of March 17, 1997, there were approximately 2,640 stockholders of record of the Cal Jockey Common Stock and approximately 2,640 stockholders of record of the Bay Meadows Common Stock. On March 17, 1997, the closing price of the Paired common stock as reported on AMEX was $46.00.

Cal Jockey has paid, and intends to continue to pay, regular semi-annual dividends (except for fourth quarter 1996) based on management's estimate of earnings for the entire calendar year and, if necessary, to pay special dividends after the close of the year to effect distribution of at least 95% of its taxable net income (other than net capital gains), so as to continue to qualify as a real estate investment trust.

Bay Meadows has not paid cash dividends on the Bay Meadows Common Stock since its formation and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes thereto.

                        COMBINED SELECTED FINANCIAL DATA

                           CALIFORNIA JOCKEY CLUB AND
                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

                                                                               YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                     1996                1995            1994            1993               1992
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing days                            115                 108             113             104                111
Operating Data:
  Revenues                                       $ 53,932            $ 50,709        $ 51,575        $ 44,993           $ 48,985
  Net income (loss)                                  (791)(2)           4,200           4,212           1,153(1)           2,150
  Net income (loss) per share                        (.13)(2)             .73             .73             .20(1)             .37
  Cash dividends per share                            .40                 .65             .60             .30                .60
Balance Sheet Data:
  Total assets                                   $ 27,676            $ 37,935        $ 36,786        $ 44,993           $ 33,999

----------
  (1) Includes a charge of $1,400,000 recorded as a result of litigation settlement.
  (2) Includes merger related costs of $3,995,000 and legal fees of $1,549,000.

                             SELECTED FINANCIAL DATA

                             CALIFORNIA JOCKEY CLUB

                                                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                                1996             1995               1994              1993              1992
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing days                           115              108             113             104                111
Operating Data:
  Revenues                                      $  5,412         $  5,241        $  5,176        $  3,984           $  4,736
  Net income (loss)                               (1,216)(2)        3,723           3,620             980 (1)          2,854
  Net income (loss) per share                       (.21)(2)          .65             .63             .17 (1)            .49
  Cash dividends per share                           .40              .65             .60             .30                .60
Balance Sheet Data:
  Total assets                                    23,374         $ 22,147        $ 22,129        $ 21,914           $ 23,950

----------
  (1) Includes a charge of $1,400,000 recorded as a result of litigation settlement.
  (2) Includes merger related costs of $3,504,000 and legal fees of $1,124,000.



                      CONSOLIDATED SELECTED FINANCIAL DATA

                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY


                                                               YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                      1996             1995             1994             1993             1992
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)
Number of live racing days             115              108              113              104              111
Operating Data:
  Revenues                        $ 53,472         $ 50,256         $ 51,187         $ 44,642         $ 48,537
  Net income                           455              477              592              173             (692)
  Net income per share                 .08              .08              .10              .03             (.12)
  Cash dividends per share            --               --               --               --               --
Balance Sheet Data:
  Total assets                    $  6,634         $ 16,357         $ 16,648         $ 10,821         $ 11,263


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Companies' financial condition and results of operations. The discussion should be read in connection with Item 8 - " Financial Statements and Supplementary Data."

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those in the forward-looking statements are set forth below and include the following: nonconsummation of the Merger Agreement, the Franklin Agreement or the Iacocca Agreement, failure to secure the necessary governmental approvals to construct new stalls at the Racecourse, as well as the risk factors set forth in this Item 7.

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

Bay Meadows' income is primarily dependent upon the success of the Thoroughbred racing meet it conducts. The total number of Bay Meadows' racing days has increased from 81 days in 1985 to a high of 115 days in 1996. Bay Meadows plans to conduct 104 racing days in the 1997 calendar year. Since the introduction of intertrack wagering in October 1985, the components of Bay Meadows' revenues have continued to change. Starting with the 1990-1991 racing meet, several interstate locations were included in Bay Meadows' pari-mutuel pools. Additionally, the expansion of intrastate wagering has positively impacted the handle on exported races. While all of these factors have contributed to an increase in the total pari-mutuel handle from $192,378,000 in 1985 to $513,880,000 in 1996, the profitability of each of the components of the handle is different. In 1996, the total pari-mutuel handle was comprised of (i) wagers made at Bay Meadows on horse races at Bay Meadows (11.7%), (ii) wagers made throughout the Northern California Off-track Network on horse races at Bay Meadows (13.5%), (iii) wagers made throughout locations in Southern California and at out-of-state locations on horse races conducted at Bay Meadows (50.9%); and (iv) wagers made at Bay Meadows and throughout the Northern California Off-Track Network on horse races conducted in Southern California and at out-of-state locations (23.9%). (See "BAY MEADOWS OPERATING COMPANY--Pari-Mutuel Revenues").

In addition, the related decline in daily average on-track attendance from approximately 8,700 in 1985 to approximately 4,400 in 1996 has had a material impact on non-wagering revenue sources (food, beverage and gift shop sales, admissions, parking fees and program sales). The daily average on-track attendance for 1996 decreased approximately 2% compared to the prior year.

Under the terms of the master lease agreement, Bay Meadows' percentage rental payments to Cal Jockey are based on the amount of pari-mutuel handle derived from wagers on Bay Meadows' live Thoroughbred racing meet and wagers placed at Bay Meadows Racecourse when it serves as a simulcast wagering facility for other racing associations (See Item 1 - "CALIFORNIA JOCKEY CLUB -- Lease of Racing Facilities"). Bay Meadows also collects additional revenue by subleasing the racecourse facilities to the San Mateo County Fair and others.

On October 31, 1996, Cal Jockey and Bay Meadows entered into a business combination agreement with Patriot American Hospitality, Inc. ("Patriot"). The agreement was approved unanimously by the Boards of Patriot, Cal Jockey and Bay Meadows and is subject to approval by the shareholders of each of Patriot, Cal Jockey and Bay Meadows. The parties, together with Patriot American Hospitality Parnership, L.P., a limited partnership (the "Patriot Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties.

Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). The shareholders of Cal Jockey and Bay Meadows will have the option either to tender each of their paired shares for $33.00 in cash or to retain their paired shares, which will then remain outstanding after the Merger and will represent the same number of paired shares of New Patriot REIT common stock and New Patriot Operating Company common stock. (See Item 1 --"BUSINESS--THE PATRIOT TRANSACTION").

Patriot loaned $2,900,000 to Cal Jockey for payment of the breakup fee due upon termination of the prior merger agreement with Hudson Bay Partners, LP ("Hudson Bay"). Patriot will be entitled to receive a $5,000,000 termination fee, and the repayment of the $2,900,000 loan for the Hudson Bay termination fee in the event the Cal Jockey and Bay Meadows boards of directors receive a higher unsolicited offer which the accept. All merger related costs have been expensed as incurred. Such amounts include the breakup fee, legal and accounting costs related to the transaction.

                            CALIFORNIA JOCKEY CLUB

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

In 1996, total revenues for Cal Jockey increased $171,000 (3%), compared to the prior year. Rental income derived from the leasing of its racing facility is based on pari-mutuel wagering at Bay Meadows and increased $175,000 (4%) as a result of seven more racing days in 1996 than in 1995. Total interest income decreased $3,000 from the prior year, primarily as a result of a lower average balance of investments.

Expenses for the year ended December 31, 1996, increased $5,110,000 (337%), primarily as a result of costs related to acquisition proposals and Cal Jockey's proxy contest. Legal fees increased from $80,000 for the year ended December 31, 1995 to $1,124,000 for the year ended December 31, 1996. The increase in legal fees are similarly attributed to the proxy contest. General and administrative costs increased $565,000 primarily due to the proxy contest.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

In 1995, total revenues for Cal Jockey increased $65,000 (1%), compared to the prior year. Rental income derived from the leasing of its racing facility decreased $34,000 (1%). This decrease was primarily the result of Bay Meadows racing five fewer days in 1996 compared to the prior year. Total interest income increased $106,000 from the prior year, primarily as a result of a higher average balance of investments.

While total expenses for 1995 decreased $38,000 (2%) compared to 1994, General and Administrative expense increased $145,000. The 33% increase in general and administrative expenses is due to Cal Jockey's employment of a real estate manager, as of September 1, 1994, and the overhead associated with having an employee.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, Cal Jockey's primary sources of capital were from proceeds of maturing securities and a note payable. Net cash used in operating activities was $1,655,000, consisting primarily of a net loss excluding depreciation, and $1,763,000 increase in receivables from Bay Meadows, offset by an increase of $424,000 in accounts payable and accrued liabilities. The net loss for 1996 was primarily due to merger related costs, and increases in legal expense and general and administrative costs. Receivables from Bay Meadows increased due primarily to amounts related to the rental of the race facility. Net cash provided by investing activities was $1,210,000, consisting of net proceeds of $2,614,000 on maturities of securities held to maturity, offset by purchases of $1,404,000 of property plant and equipment. Net cash provided by financing activities was $594,000, consisting of proceeds of $2,900,000 from a note payable with Patriot in connection with the merger agreement, offset by $2,306,000 paid in dividends on common stock.

Cash and cash equivalents increased by $149,000 during 1996 from $989,000 at the end of 1995 to $1,138,000 at the end of 1996. The note payable to Patriot bears interest of 5% per annum and principal and accrued interest on the note payable to Patriot American is due the earlier of June 30, 1997 or termination of the Merger Agreement. Cal Jockey's financial condition and results of operations are affected by Thoroughbred racing. This is due to the fact that the lease revenues are dependent on Bay Meadows operations. During 1996, there were seven more race days than 1995 (115 v. 108). In 1997, Bay Meadows has been allocated 11 less Thoroughbred racing days than in 1996. This is expected to negatively impact revenues and profitability for 1997.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

INFLATION

Inflation is not expected to materially impact Cal Jockey.

                          BAY MEADOWS OPERATING COMPANY

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Total revenues increased $3,216,000 (6%) for 1996, compared with 1995. This was primarily due to an increase in pari-mutuel revenues of $2,521,000. Pari-mutuel revenues increased due primarily to an additional seven more live racing days in 1996 than 1995 (115 vs. 108).

Concession revenues increased $546,000, and admissions, programs, parking and other racing income increased $64,000, having been positively impacted by the same factors which affected pari-mutuel revenues.

During 1996, there were charges in the components of pari-mutuel wagering. Live on-track wagering decreased 2% while live off-track racing in Northern California increased 4%. Wagers made on Southern California on races conducted at Bay Meadows increased from $132,033,000 in 1995 to $144,361,260 (9%). Bay
Meadows receives a fee of 2.5% of handle on these races and is required to pay 50% of the fee received to horse owners as purses. In addition, wagers made at out-of-state locations on races conducted at Bay Meadows increased $28,246,000 from $88,985,000 in 1995 to $117,231,000 in 1996. Fees on these races generally range from 2.5% to 3.75% of the handle on these races at the export locations and are statutorily divided among purses, the State of California and incentive awards.

Management believes revenues earned are a better financial barometer than handle. Handle derived from out-of-state locations is far less profitable than wagering within California. Admissions, programs, parking and other racing revenue increased from $5,164,000 in 1995 to $5,228,000 in 1996.

Total costs and expenses increased $3,437,000 (7%) for the year ended
December 31, 1996, compared with the prior year. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($1,308,000), (ii) direct operating costs ($1,547,000) and (iii) racing facility rental ($181,000). Additionally, legal expenses of $425,000 were incurred related to litigation commenced by Cal Jockey with respect to its proxy contest and other legal matters. Another $491,000 of expenses were incurred related to the proposed merger transactions.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

Total revenues decreased $931,000 (2%) for 1995, compared with the prior year because of a large decrease in pari-mutuel revenue which was partially offset by producer fees, rental of racing facility revenues, concession sales and other income. This decrease was primarily due to Bay Meadows racing five fewer days in calendar year 1995 as compared to 1994 (108 vs. 113).

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

Management believes fees earned are a better financial barometer than handle because, with the advent of simulcasting, handle has become less meaningful. Simulcast handle is sometimes counted by more than one track, and handle derived from out-of-state locations is far less profitable than wagering within California. Admissions, programs, parking and other racing income decreased $235,000 due primarily to a decrease in the number of race days.

Total costs and expenses decreased $727,000 (2%) for the year ended December
31, 1995, compared with 1994. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($1,038,000), (ii) commissions paid to guest locations ($136,000), and
(iii) racing facility rental ($38,000). General and administrative expenses decreased $136,000 (4%) for the year ended December 31, 1995, compared with 1994. Compared to 1994, direct operating expenses increased by $344,000 in 1995. In addition, $666,000 in expenses were incurred in connection with the unsuccessful attempt to establish a Card Club, compared to $209,000 in 1994. A loss on disposal of fixed assets in the amount of $99,000 was recorded in 1995 due to accelerated replacement of certain fixed assets.

INFLATION

Inflation is not expected to materially impact Bay Meadows.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $889,000 at December 31, 1996 from $6,318,000 at December 31, 1995. Net cash used in operating activities was $4,144,000, consisting primarily of a $3,319,000 decrease in accounts payable and accrued liabilities, a $1,014,000 decrease in accrued purses, a $3,056,000 decrease in amounts due to Thoroughbred horse owners, and a $4,477,000 decrease in uncashed pari-mutual tickets and vouchers, offset by a $1,944,000 decrease in accounts receivable, a $3,056,000 decrease of amounts held on deposit for Thoroughbred horse owners, and a $1,763,000 increase amounts payable to Cal Jockey. The net cash used in operating activities were primarily due to the timing of live race days in 1996 as compared to 1995. At December 31, 1995, Bay Meadows was racing live, whereas at December 31, 1996 the race meet had concluded over a month earlier, therefore allowing for all assets and liabilities to be settled prior the year end. Net cash used in investing activities was $1,285,000 for the purchase of property, plant and equipment. Net cash from financing activities was zero, consisting of $4,000,000 in proceeds and subsequent repayment of a note payable.

As of December 31, 1996, Bay Meadows' current liabilities exceeded its current assets by $3,048,000. The current ratio (current assets to current liabilities) was .38 to 1 as of December 31, 1996, as compared to .81 to 1 as of December 31, 1995. This was primarily due to the changes in the 1996 racing calendar. For the calendar year 1997, Bay Meadows has been allocated eleven less Thoroughbred racing days than in the prior year, which is expected to negatively impact revenues and profitability in 1997.

Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows received a signed commitment from Cal Jockey to guaranty a $2,500,000 bank line of credit. Bay Meadows obtained this bank line of credit on March 10, 1997, and it is available through February 1, 1998. Bay Meadows anticipates that it may be required to borrow or seek an alternative source of funds to ensure liquidity after that date if the Merger is not consummated.

RISK FACTORS

REAL ESTATE INVESTMENT RISKS

General Risks

Cal Jockey's investments will be subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of Cal Jockey's real estate investments and Cal Jockey's income and ability to make distributions to its stockholders will be dependent upon the ability of Cal Jockey to manange its real property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from investments may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in govermental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war and other factors which are beyond the control of Cal Jockey.

Value and Illiquidity of Real Estate

Real estate investments are relatively illiquid. The ability of Cal Jockey to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If Cal Jockey must sell an investment, there can be no assurance that Cal Jockey will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of Cal Jockey's investment.

Property Taxes

Cal Jockey's and Bay Meadow's racing facilities are subject to real property taxes. The real property taxes on the racing facilities in which Cal Jockey invests may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. If property taxes increase as a result of such reappraisals or reassessments, Cal Jockey's ability to make expected distributions to its stockholders could be adversely affected.

POTENTIAL RISKS RELATED TO ENTITLEMENTS FOR FRANKLIN AGREEMENT AND IACOCCA AGREEMENT.

As a condition to consummation of the land sale transactions contemplated by the Franklin Agreement and the Iacocca Agreement, Cal Jockey is required to secure certain planning, land use, and zoning Entitlements from the City of San Mateo allowing the development of the subject properties. Cal Jockey also is required to obtain final certification of an EIR analyzing the environmental effects (such as impacts on traffic flow, air quality, and growth inducement) of certain of the Entitlements. The City of San Mateo has scheduled a series of Planning Commission and City Council meetings to evaluate the Entitlements and the EIR, culminating in a final City Council meeting currently expected to be held on Tuesday, April 22, 1997 at which meeting the City Council is expected to make a final decision as to the certification of the EIR with a decision as to approval of the Entitlements shortly thereafter. Although Cal Jockey anticipates approval of the Entitlements and certification of the EIR, it is possible that the schedule for the final decision could be delayed and it also is possible that the Entitlements and/or EIR could be rejected or subject to significant or changed conditions of approval. Any such delay, rejection, or addition of significant or changed conditions could have an effect on the obligations of Property Resources and Airdial to consummate the purchase of the Stable Area and the Training Track Area. In addition, both the Franklin Agreement and the Iacocca Agreement require as a condition to the buyers' obligations to consummate the sale transactions, that Cal Jockey secure a Development Agreement vesting the rights of Property Resources and Airdial to develop the property subject to set conditions and fees. While a draft of such agreement has been submitted to the City of San Mateo, city officials have not yet indicated whether the city will agree to execute such an agreement. Such a failure of the city to agree to a Development Agreement could give rise to rights of termination of the Franklin Agreement and the Iacocca Agreement by Property Resources and Airdial, respectively.

REIT TAX RISKS

Dependence on Qualification as a REIT

Cal Jockey operates in a manner designed to permit it to qualify as a REIT for federal income tax purposes, but no assurance can be given that Cal Jockey will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within Cal Jockey's control. In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Cal Jockey, however, is not aware of any currently pending tax legislation that would adversely affect the ability of Cal Jockey to continue to qualify as a REIT.

If Cal Jockey were to fail to qualify as a REIT, Cal Jockey would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, Cal Jockey also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of Cal Jockey available for distribution to stockholders because of the additional tax liability to Cal Jockey for the year or years involved. In addition, distributions would no longer be required to be made.

HORSE RACING INDUSTRY RISKS

Regulation of Gaming Operations

Bay Meadows' pari-mutuel wagering operations are contingent upon the continued governmental acceptance of such operations as forms of legalized gambling. As a form of gambling, pari-mutuel wagering is subject to extensive licensing and regulatory control by the CHRB and other California authorities. These regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming operations of Bay Meadows. Any such change in regulations may have a material adverse effect on Bay Meadows' financial condition and results of operations.

Stable Area

Bay Meadows' operations are conducted at the Racecourse. Cal Jockey has agreed to sell the Stable Area of the Racecourse pursuant to the Franklin Agreement. The purchaser of the Stable Area has indicated its intention to tear down the existing stables on or about March 1998. Bay Meadows has publicly proposed a plan for the construction of 954 on-site stalls replacing the stalls to be torn down and Patriot has indicated its support for this plan. The cost for the construction of such stalls is estimated to be between $8 million to $10 million. There can be no assurance that Bay Meadows will obtain in a timely fashion the necessary governmental approvals to construct such stalls before March 1998. If such replacement stalls are not built as contemplated, Bay Meadows' financial condition and results of operations may be adversely affected. Further, any prolonged suspension of operations at the facility due to destruction of or material damage to the facility or for other reasons could have a material adverse effect on Bay Meadows' financial condition and results of operations. Bay Meadows intends to maintain property and business interruptions insurance to protect against such types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild its facilities in such event or to compensate Bay Meadows for losses incurred during the period of any such disruption.

Dependence on Relationship with Owners and Trainers Associations

Bay Meadows' Thoroughbred horse racing operations requires it to maintain good working relationships with the Thoroughbred Owners of California (the "Owners Association"), the organization recognized by the CHRB as representing owners of Thoroughbreds participating in horse racing meets at the Racecourse, and the California Horsemen's Benevolent and Protective Association (the "Trainers Association"), the organization recognized by the CHRB as representing trainers. If Bay Meadows is unable to continue its present relationships with the Owners Association or the Trainers Association or finds itself unable to attract a sufficient number of horses to its live horse race meets, such events could have a material adverse effect on Bay Meadows' financial condition and results of operations.

Competition

Thoroughbred horse racing, and gaming generally, are competitive industries. Bay Meadows competes in regional markets with other horse race courses, off-track betting, state-run lotteries and Indian reservation gaming. Many of these competitors have resources that exceed those of Bay Meadows. Bay Meadows also competes locally with other sporting and entertainment businesses. Approval of legislation legalizing casinos and other forms of gaming or expansion of gaming at Indian reservations could increase competition for Bay Meadows in the future and could have a material adverse effect on Bay Meadows' financial condition and results of operations. Also, Bay Meadows may face increasing competition from businesses accepting wagers by telephone and via the Internet.

Declines in On-Track Attendance

Many race tracks across the nation, including the Racecourse, are experiencing declines in on-track attendance. There can be no assurance that Bay Meadows will not experience further declines in on-track attendance, which declines could have a material adverse effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 has been provided on pages F-1 through F-27 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             CALIFORNIA JOCKEY CLUB

          NAME            AGE    DIRECTOR                          PRINCIPAL OCCUPATION AND
                                   FROM                              BUSINESS EXPERIENCE
James P. Conn             59       1983-    Managing Director and Chief Investment Officer of Financial Security
                                 present    Assurance since 1993.  Director of Santa Anita Realty Enterprises.
                                            Former President and Chief Executive Officer of Bay Meadows
                                            (Thoroughbred racing) from March 1988 to November 1992.  Director of
                                            Gabelli Equity Trust (publicly-held investment company) and Gabelli
                                            Asset Fund since 1988.  Director of Gabelli Global Multi-Media Trust and Gabelli Global Growth Fund.  Director of the former California
                                            Jockey Club from 1969 until its reorganization on March 31, 1983.

David M. Gjerdrum         51       1996-    President of KERMA, Inc. an electronic marketing and system consulting
                                 present    firm, since 1991.

James M. Harris*          64       1983-    President and Treasurer of the Company since 1983, and Secretary since
                                 present    September 1996.  Vice President of Cazenove, Inc., International
                                            Stockbrokers, for more than five years (until retirement in 1992).
                                            Director of the former California Jockey Club from 1969 until its reorganization on March 31, 1983.

Brian M. Herrera          43       1992-    President, Herrera Cadillac (auto dealership) since October 1991.
                                   1996

Marylin Kyne Gunderson    74       1983-    Private investor for more than five years. Secretary of the Company
                                   1996     from 1985 to 1989.

Richard E. Perazzo        50       1990-    Self-employed Certified Public Accountant since 1990. Chief Financial
                                   1996     Officer and Treasurer of Bay Meadows Operating Company from 1983 to
                                            1989. Controller of the former California Jockey Club from 1976 to
                                            1983. Director of Bay Meadows Operating Company from 1983 to 1989.

Kjell H. Qvale*           77       1991-    Chairman of the Board of Cal Jockey since 1991, and Secretary from
                                  present   1991 through September 1996. Chairman of the Board of British Motor
                                            Car Distributors, Ltd. (an automotive sales company) since 1948.
                                            Chairman of the Board of KJB Development Corp. (an automobile and investment company) for over 35 years. Chairman of the Board of
                                            First National Bank of Marin.  Prior to 1991, President and
                                            Director of Pacific Racing Association d.b.a. Golden Gate Fields
                                            (Thoroughbred racing), over 2 years.

Ronald J. Volkman         59       1996-    Chairman of the Board and President of ATX, Inc., a real estate
                                  present   development company, since 1991.  Chairman of the Board of Dallas
                                            Pump Service & Supply Co. Inc. and Four Seasons Travel Inc. since 1991.

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

To Cal Jockey's knowledge, based solely on review of the copies of such reports furnished to Cal Jockey and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all executive officers, directors and greater than ten-percent beneficial owners complied with any applicable Section 16(a) filing requirements.

                          BAY MEADOWS OPERATING COMPANY

         NAME            AGE     DIRECTOR                          PRINCIPAL OCCUPATION AND
                                   SINCE                              BUSINESS EXPERIENCE
Eugene F.                59        1983     Vice President - Racing of the Bay Meadows since March 1995.  Director
Barsotti, Jr.                               of Racing of the Company since September 1987.  Assistant Racing
                                            Secretary of Bay Meadows Racing Association and Pacific Racing
                                            Association from 1975 until September 1987. Director of the former
                                            California Jockey Club from 1981 until its reorganization in 1983.

F. Scott Gross           50        1996     President and COO of Primus Management, Inc., company specializing in acquisition, development and finance and operation of hospitals.
                                            President and CEO of National Medical Enterprises (health care company) from 1984 to 1987.  Operates J & L Thoroughbred Racing Stable.

Greg S. Gunderson        46        1996     District Sales and Marketing for TCI of California.  General Manager
                                            and CEO of Portland Meadows Racetrack from 1989 to 1992.  Director of
                                            Bay Meadows 1983 - 1988.  Director of Marketing for Bay Meadows from
                                            1977 to 1988 and Operations Manager from 1974 to 1976.

John C. Harris           53        1992     Chairman of the Board since October 1992.  Owner and Chief Executive
                                            Officer of Harris Farms, Inc., a diversified agricultural production and marketing company.  Thoroughbred owner and breeder for over 25 years.  Director and past president of California Thoroughbred
                                            Breeders Association.  Member of the Jockey Club.

Lee R. Tucker            65        1990     Secretary of the Bay Meadows since June 1995.  President and Chairman of the Board of L.M., Inc. (food brokers and investment) since 1980.

Anthony J. Zidich        68        1991     Treasurer of the Bay Meadows since January 1993.  City Treasurer, City of Daly City, since 1972.  Director of the Peninsula Quarter Horse
                                            Racing Association since 1980.  Director of the Horseman's Quarter
                                            Horse Racing Association since 1989.

                                                               EXECUTIVE OFFICERS OF BAY MEADOWS

F. Jack Liebau*          58        1994     President and Chief Executive Officer of the Bay Meadows since
                                            November 1992 and a Director since January 1994.  Director and past president, California Thoroughbred Breeders Association.  Member of
                                            the Jockey Club.  From 1987-1996, President and Director of N.J.
                                            Financial Corporation and its affiliated companies.  From 1985 -1995
                                            Of Counsel, and from 1981-1986, Partner, Morgan, Lewis & Bockius (law firm).  From 1968-1981, Partner, Adams, Duque & Hazeltine (law firm).

Frank Trigeiro           58                 Vice President - Finance of the Bay Meadows since March 1995. Vice
                                            President - Finance of the Maryland Jockey Club from 1986 to 1994;
                                            Chief Financial Officer and Director of the Southern California Racing
                                            Association, 1979 to 1983;  Chief Financial Officer of the Northern
                                            California Racing Association, 1979 to 1983; Officer and Director of
                                            Racing Management, Inc., 1979 to 1983; Controller of the Golden Bear
                                            Raceway, 1975 to 1983; and Controller of Calny Food Services, Inc., a
                                            publicly held national fast food company.  Mr. Trigeiro spent eight years in the public accounting profession prior to the foregoing endeavors.

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

To Bay Meadows' knowledge, based solely on review of the copies of such reports furnished to Bay Meadows and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                             CALIFORNIA JOCKEY CLUB

Cal Jockey's executive officers serve in such capacities without compensation for their services. For 1996, members of the Board of Directors received a fee of $14,000 for twelve months of service, adjusted pro rata to reflect actual months served. During 1996, each director was also provided a food and beverage allowance of $1,000 for use by the director and his or her guests in the Directors Room and Turf Club at Bay Meadows Racecourse. The Directors who are appointed to various committees serve in such capacities without compensation for their services.

The members of Cal Jockey's Audit Committee are James Conn, David Gjerdrum and James Harris. The functions of the Audit Committee are to review the annual financial statements with the Company's independent public accountants prior to publication, to review their work, approve any non-audit services performed by them, and to make annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

Cal Jockey does not compensate its executive officers for their services. Accordingly, there is no Compensation Committee and no report on executive compensation included in this Annual Report.

                          BAY MEADOWS OPERATING COMPANY

The following table discloses compensation earned for each of the three fiscal years ended December 31, 1994-1996, by Bay Meadows' Chief Executive Officer at the end of 1996 and each executive officer of Bay Meadows at the end of

1996 whose aggregate cash compensation in 1996 exceeded $100,000 (all such executive officers, including the President and Chief Executive Officer, are collectively referred to herein as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                   ANNUAL COMPENSATION                            AWARDS
                              -----------------------------               ------------------------
                                                                           SECURITIES UNDERLYING
     NAME AND PRINCIPAL                                                           OPTIONS/              ALL OTHER
          POSITION                            SALARY           BONUS              SARS (#)             COMPENSATION
                              YEAR              ($)             ($)                                        ($)
F. Jack Liebau                1996        258,900(a)(b)        35,000              20,000(e)             11,250(c)
President and CEO             1995        225,000(a)           50,000(d)           25,000                11,250(c)
                              1994        206,250(a)           50,000(d)           20,000                15,750(c)

Frank Trigeiro                1996        125,900(b)            5,000               7,500(e)              8,750(c)
Vice President-Finance        1995        115,000               7,500                                     8,625(c)

(a) From March 1, 1994 to February 29, 1996, Mr. Liebau was employed by Bay Meadows pursuant to a written employment agreement. Although Mr. Liebau continues to be employed substantially in accordance with the terms of that employment agreement, the term of the written agreement has not been formally extended.

(b) During 1996, Messrs. Liebau and Trigeiro were each provided living accomodations by Bay Meadows valued at $25,300 and $12,600, respectively. Each of the named executive officers also has the use of an automobile owned by Bay Meadows.

(c)  Contribution to pension plan.

(d) Bonus attributable to services rendered during the indicated year, and paid in 1996.

(e)  The information regarding stock options granted during 1996 included in
     Note 7 of the Notes to the Financial Statements--STOCK OPTION PLAN is incorporated herein by reference.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning Options/SARs granted during 1996 to the Named Executive Officers:

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
                                  INDIVIDUAL GRANTS                                        FOR OPTION TERM (a)
-------------------------------------------------------------------------------------- -----------------------------
                               NUMBER OF
                              SECURITIES     % OF TOTAL
                              UNDERLYING    OPTIONS/SARS
                               OPTIONS/      GRANTED TO    EXERCISE OR
                                 SARS       EMPLOYEES IN   BASE PRICE    EXPIRATION
            NAME              GRANTED (#)   FISCAL YEAR     ($/SHARE)       DATE           5% ($)       10% ($)

F. Jack Liebau                  20,000(b)       38.10%        $14.75      3/2/2001        185,524       470,154

Frank Trigeiro                   7,500(b)       14.29%        $14.75     3/29/2001        169,571       176,308

(a) These columns present hypothetical future values of the stock obtainable upon exercise of the options net of the exercise price, assuming that the market price of the Paired Common Stock appreciates at a five and ten percent compound annual rate over the ten-year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the Proxy Rules and do not necessarily reflect managment's assessment of the Companies' future stock performance. The potential realizable values presented are not intended to indicate the value of the options.

(b) The information regarding stock options granted during 1996 included in
    Note 7 of the Notes to the Financial Statements--STOCK OPTION PLAN is incorporated herein by reference.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTIONS/SAR VALUES

The following table summarizes options and SARs exercised during 1996 and presents the value of unexercised options and SARs held by the Named Executive Officers at December 31, 1996:

                                                                                                                     VALUE OF
                                                                                           NUMBER OF               UNEXERCISED
                                                                                          UNEXERCISED              IN-THE-MONEY
                                                                                         OPTIONS/SARS              OPTIONS/SARS
                                                 SHARES                                    AT FISCAL                AT FISCAL
                                                ACQUIRED              VALUE              YEAR-END (#)              YEAR-END ($)
                                              ON EXERCISE           REALIZED           EXERCISABLE (E)/          EXERCISABLE (E)/
                   NAME                           (#)                  ($)             UNEXERCISABLE (U)        UNEXERCISABLE (U)

F. Jack Liebau                                     0                   N/A                 86,667   E            2,264,175    E
                                                                                            8,333   U (a)            --       U
Frank Trigeiro                                     0                   N/A                  7,500   E            195,938      E


(a) The stock option agreement underlying these options provides that vesting of these options will accelerate upon a change in control of Bay Meadows. Accordingly, the options will become exercisable when the Merger is consummated.

                                  PENSION PLANS

The table that follows shows the estimated annual benefits payable upon retirement to non-union employees of Bay Meadows under the California Race Track Pension Plan. Participants are fully vested after five years of service.

               AVERAGE ANNUAL
                    EARNINGS        5 YEARS          10 YEARS         20 YEARS          30 YEARS           40 YEARS
$ 50,000                             $ 6,250          $ 12,500         $ 25,000          $ 37,500           $ 50,000
 100,000                              12,500            25,000           50,000            75,000            100,000
 150,000 and over                     18,750            37,500           75,000           112,500            118,800 (a)


(a)   In accordance with Section 415 Limits - IRS Code.

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

The number of years of credited service at December 31, 1996, for the Named Executive Officers is as follows: Mr. F. Jack Liebau (four years) and Frank Trigeiro (two years).

There were no Long-Term Incentive Plan Awards granted or options repriced during 1996.

                            COMPENSATION OF DIRECTORS

For 1996, members of the Board of Directors received an annual fee of $12,000 each. Eugene F. Barsotti, Jr. and F. Jack Liebau, as employees of Bay Meadows, received no such annual fee. The Directors who are appointed to various committees serve in such capacities without compensation for their services. During 1996, each director was also provided a food and beverage allowance of $1,000 for use by the director and his guests in the Directors Room and Turf Club at Bay Meadows Racecourse.

CHANGES IN CONTROL ARRANGEMENTS

Bay Meadows has in effect severance agreements with certain members of senior management, including Messrs. Liebau and Trigeiro. These agreements, which were entered on August 30, 1996, each provide that if, following a change in control of Bay Meadows, the respective employee's employment is terminated prior to January 1, 1998, or within 24 months following a change in control of Bay Meadows prior to January 1998, he or she will be entitled to receive (i) payment of full base salary from the date of notice of termination to the date of termination (but no less than 30 days) at the highest rate in effective during the 12 months immediately preceding the notice of termination, (ii) a lump sum payment equal to the amount of his or her annual base salary at the highest rate in effective during the 12 months immediately preceding notice of termination and the amount of any bonuses or other incentive compensation paid during the 12 months immediately preceding notice of termination or calendar year 1996, whichever is greater (or, with respect to Mr. Liebau, two times the sum of such amounts), (iii) at his or her option, either continued contributions to his or her retirement plan through January 1, 1998 or a lump sum equal to the actuarial equivalent of the additional retirement pension to which he or she would have been entitled had he or she continued service under such plan for an additional two years, (iv) the right to purchase any Bay Meadows automobile assigned to him or her for book value, (v) payment of all legal fees and expenses incurred as a result of the termination and (vi) continued coverage under Bay Meadows' health care and welfare benefit plans for two years.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of cumulative returns during the five year period ended December 31, 1996, of the Paired Common Stock (BMOC/CJC), Standard and Poor's 500 Composite Index (S&P 500 Index), and the National Association of Real Estate Investment Trust's all REIT Index:

                            [STOCK PERFORMANCE GRAPH]

                             1990  1991  1992  1993  1994  1995  1996
                             ----  ----  ----  ----  ----  ----  ----
           BMOC/CJC          100   106   100   116   139   148   423

           S & P 500 Index   100   131   140   155   157   218   268

           All REIT Index    100   136   155   186   192   221   299


The stock performance graph assumes that the original investment in the Paired Common Stock and the amount invested in the two indexes was $100 on December 31, 1990, and that all dividends during the period were reinvested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

The members of Bay Meadows' Compensation Committee are Lee R. Tucker (Chairman), John C. Harris, and Anthony J. Zidich. Since October 1992, Mr. Harris has served as Bay Meadows' Chairman of the Board.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is composed of three outside directors and is responsible for annually reviewing the compensation paid to all of the officers of the Bay Meadows. The Compensation Committee develops recommendations with respect to the Board of Directors for adoption and/or modification.

The Compensation Committee seeks to provide the Bay Meadows' executive officers with reasonable and sufficient compensation to attract and retain experienced individuals as executive officers. The Bay Meadows' executive officers are primarily compensated through their salaries, although Bay Meadows has a stock option plan. Bay Meadows does not have any formal bonus plan or restricted stock plan.

In exercising its judgment as to the appropriate compensation to be paid to each executive officer, the Compensation Committee reviews annually the experience and performance of each executive officer as well as the Bay Meadows' overall performance. There is, however, no specific quantifiable relationship between Bay Meadows performance and the compensation levels for executive officer. The Compensation Committee also considers the compensation packages at other publicly-traded companies which run Thoroughbred racing meets. As part of its review in 1996, the Compensation Committee considered the results of a compensation study performed by outside consultants at the request of the Compensation Committee. In comparing the Bay Meadows' salaries to those paid by other companies, the Compensation Committee takes into account the small number of executive officers at Bay Meadows, the responsibilities resulting from Bay Meadows being publicly held and the limited forms of compensation it uses. The Compensation Committee also takes into account prior salary adjustments, as well as the relative salary levels of Bay Meadows' executive officers.

Mr. Liebau was appointed as President and Chief Executive Officer of the Company in November 1992. In view of the factors considered by the Compensation Committee which are discussed above, Mr. Liebau's base compensation was increased from $225,000 to $265,000 in 1996. Specifically, in setting Mr. Liebau's salary last year, the Committee took into account a number of factors including the results of the compensation study performed by the outside consultants, salaries paid by other gaming companies, Bay Meadows and Mr. Liebau's performances, Mr. Liebau's prior experience as a lawyer and corporate executive, his knowledge of the Thoroughbred industry and the amount of time he was spending in fulfilling his duties as President and CEO.

                             Compensation Committee

                             Lee R. Tucker, Chairman
                             John C. Harris, Member
                            Anthony J. Zidich, Member


STOCK OPTION COMMITTEE REPORT

The Company has a stock option plan, and from time to time options have been awarded to executive officers and other employees. The stock option plan is a part of the compensation package for executive officers and stock options can augment an employee's salary.

On March 29, 1996, Mr. Liebau was granted stock options to purchase up to 20,000 shares of BMOC Common Stock at the March 29, 1996 market price of $14.75. On March 29, 1996 Mr. Trigeiro was granted stock options to purchase up to 7,500 shares of BMOC Common Stock at the March 29, 1996 market price of $14.75. The levels of the option grants were based on the judgment of the Board taking into account the Company's overall performance, the recipient's compensation level, the levels of prior option grants to the Company's executive officers and key employees and the levels of prior option grants to the Company's former officers. Other grants of options were made to various key employees during 1996.

                             Stock Option Committee

                             Lee R. Tucker, Chairman
                             John C. Harris, Member
                            Anthony J. Zidich, Member


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             CALIFORNIA JOCKEY CLUB
                               SECURITY OWNERSHIP


The following table sets forth, as of March 17, 1997, the number of shares of Paired Common Stock owned (i) by each director, (ii) by all directors and executive officers as a group, and (iii) by all those known by Cal Jockey to be beneficial owners of more than five percent (5%) of Paired Common Stock, together with the percentage of stock so owned. Cal Jockey has no executive officers who are not also directors.

                                          AMOUNT AND NATURE
                                            OF BENEFICIAL           PERCENTAGE
         NAMES OF BENEFICIAL OWNER (1)      OWNERSHIP (2)           OF TOTAL (7)
James P. Conn                                 55,000   (3)               1.0 %
David M. Gjerdrum                             24,010   (4)                *
James M. Harris                               17,012   (5)                *
Kjell H. Qvale                                85,000                     1.5 %
Ronald J. Volkman                              1,000                      *
FMR Corporation                              421,500   (6)               7.3 %
All directors and executive officers
  as a group (5 persons)                     182,022                     3.2 %

--------------
*Less than one percent (1%) of the outstanding Paired Common Stock.

(1) The address of all persons, other than FMR Corporation is 2600 S. Delaware Street, P.O. Box 1117, San Mateo, CA 94403. The address of FMR Corporation is 82 Devonshire Street, Boston, MA 02109.

(2) Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each named stockholder has sole voting and investment power with respect to the shares of Paired Common Stock beneficially owned by such stockholder.

(3) Includes 20,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 17, 1997.

(4) Includes 24,000 shares held in a testamentary trust of which Mr. Gjerdrum is a residual beneficiary and pursuant to which he will receive approximately 8,000 shares upon the demise of his mother.

(5) Includes 4,000 shares owned by Mr. Harris' mother for which Mr. Harris holds a power of attorney.

(6) A Schedule 13G filing dated February 10, 1997 was made by FMR Corporation. The Schedule 13G indicates that FMR Corporation is a parent holding company with sole voting power over 28,800 shares and sole dispositive power over 421,500 shares.

(7) Percentages shown indicate what the total percentage beneficial ownership of Paired Common Stock would be for each named stockholder if such holder, but no other stockholder, whether or not named, exercised those of his or her stock options that were exercisable on March 17, 1997, or which will become exercisable 60 days thereafter.

CHANGES IN CONTROL

On October 31, 1996, Patriot American Hospitality, Inc. ("Patriot"), Cal Jockey and Bay Meadows entered into a binding business combination agreement (the "October 31, 1996 Agreement") pursuant to which the parties agreed to engage in a business combination transaction. The parties, together with Patriot American Hospitality Partnership, L.P., thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties. The Merger Agreement contemplates that Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. For a more complete description of the Patriot transaction, see "Item 1. Business--The Patriot Transaction" hereto, which is incorporated herein by reference.

                          BAY MEADOWS OPERATING COMPANY
                               SECURITY OWNERSHIP

The following table sets forth, as of March 17, 1997, the number of shares of Paired Common Stock owned (i) by each director, (ii) by all directors and executive officers as a group, and (iii) by all those known by Bay Meadows to be beneficial owners of more than five percent (5%) of the Paired Common Stock, together with the percentage of stock so owned.

                                      AMOUNT AND NATURE
                                        OF BENEFICIAL             PERCENTAGE
     NAMES OF BENEFICIAL OWNER (1)        OWNERSHIP (2)         OF TOTAL(10)
Eugene F. Barsotti, Jr                        55,634   (3)(4)        *
F. Scott Gross                                 3,000                 *
Greg S. Gunderson                             49,636                 *
John C. Harris                                71,245   (5)           1.1 %
Lee R. Tucker                                  7,300                 *
Anthony J. Zidich                              5,000                 *
F. Jack Liebau                                96,667   (6)           1.0 %
Frank Trigeiro                                 7,500   (7)           *
FMR Corporation                              421,500   (8)           7.3 %
All Directors and executive officers
   as a group (8 persons)                    295,982   (9)           5.1 %


--------------
*Less than one percent (1%) of the outstanding Paired Common Stock.

(1) The address of all persons, other than FMR Corporation is c/o Bay Meadows Operating Company, 2600 South Delaware Street, San Mateo, CA 94402. The address of FMR Corporation is 82 Devonshire Street, Boston, MA 02109.

(2) Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each named stockholder has sole voting and investment power with respect to the shares of Paired Common Stock beneficially owned by such stockholder.

(3) Includes 43,692 shares held in a revocable trust, 100 shares held in an Individual Retirement Account for the benefit of his wife, and 176 shares held in an Individual Retirement Account for the benefit of Mr. Barsotti.

(4) Includes 11,666 shares issuable upon exercise of outstanding stock options within 60 days of March 17, 1997.

(5) Includes 9,000 shares of Paired Common Stock held by Harris Farms, Inc., of which Mr. Harris is the sole shareholder.

(6) Includes 86,667 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 17, 1997.

(7) Includes 7,500 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 17, 1997.

(8) A Schedule 13G filing dated February 10,1997 was made by FMR Corporation. The Schedule 13G indicates that FMR Corporation is a parent holding company with sole voting power over 28,800 shares and sole dispositive power over 421,500 shares.

(9) Includes 94,167 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 17, 1997.

(10) Percentages shown indicate what the total percentage beneficial ownership of Paired Common Stock would be for each named stockholder if such holder, but no other stockholder, whether or not named, exercised those of his stock options that were exercisable on March 17, 1997, or which will become exercisable 60 days thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is included in Note 13 of Notes to the Financial Statements - Related Party Transactions and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) Index to Financial Statements.

                                                                                                       PAGE IN
                         DESCRIPTION                                                                  FORM 10-K
Independent Auditors' Report                                                                             F-1

Combined Balance Sheets of California Jockey Club and Bay Meadows Operating
   Company and Subsidiary as of December 31, 1996 and 1995                                               F-2

Separate and Combined Statements of Income (Loss) of California Jockey Club and
   Bay Meadows Operating Company and Subsidiary for the Years Ended
   December 31, 1996, 1995, and 1994                                                                F-3, F-4, F-5

Combined Statements of Stockholders' Equity of California Jockey Club and
   Bay Meadows Operating Company and Subsidiary for the Years Ended
   December 31, 1996, 1995 and 1994                                                                      F-6

Combined Statements of Cash Flows of California Jockey Club and Bay Meadows
   Operating Company and Subsidiary for the Years Ended December 31, 1996,
   1995 and 1994                                                                                         F-7

Balance Sheets of California Jockey Club as of December 31, 1996 and 1995                                F-8

Statements of Stockholders' Equity of California Jockey Club for the Years Ended
   December 31, 1996, 1995 and 1994                                                                      F-9

Statements of Cash Flows of California Jockey Club for the Years Ended
   December 31, 1996, 1995 and 1994                                                                     F-10

Consolidated Balance Sheets of Bay Meadows Operating Company and Subsidiary
   as of December 31, 1996 and 1995                                                                     F-11

Consolidated Statements of Stockholders' Equity of Bay Meadows Operating
   Company and Subsidiary for the Years Ended December 31, 1996, 1995 and 1994                          F-12

Consolidated Statements of Cash Flows of Bay Meadows Operating Company and
   Subsidiary for the Years Ended December 31, 1996, 1995 and 1994                                      F-13

Notes to Financial Statements                                                                        F-14 - F-27

         (a) (2) Financial Statement Schedule. The financial statement schedules listed below are filed with this report:


All schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

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

CALIFORNIA JOCKEY CLUB                             BAY MEADOWS OPERATING COMPANY


By:  /s/  James M. Harris                      By:  /s/  F. Jack Liebau
    -------------------------------               ------------------------------
           James M. Harris                              F. Jack Liebau
  President, Treasurer and Secretary                    President and
                                                   Chief Executive Officer

Date:  March 31, 1997                          Date:    March 31, 1997


                                               By:   /s/  Frank Trigeiro
                                                  ------------------------------
                                                         Frank Trigeiro
                                                     Vice President - Finance

                                               Date:    March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.

             SIGNATURE                 TITLE                           DATE

/s/ Eugene F. Barsotti, Jr.      Director,                        March 31, 1997
------------------------------
     (Eugene F. Barsotti, Jr.)   Bay Meadows Operating Company

/s/  James P. Conn               Director,                        March 31, 1997
------------------------------
          (James P. Conn)        California Jockey Club

/s/  David M. Gjerdrum           Director,                        March 31, 1997
------------------------------
        (David M. Gjerdrum)      California Jockey Club

/s/  Greg S. Gunderson           Director,                        March 31, 1997
------------------------------
        (Greg S. Gunderson)      Bay Meadows Operating Company


      SIGNATURE                                    TITLE                   DATE
/s/  James M. Harris        Director, President, Treasurer and Secretary,  March 31, 1997
--------------------------
         (James M. Harris)  California Jockey Club (Principal Executive
                            Officer and Principal Financial Officer and
                            Financial Accounting Officer)

/s/  F. Jack Liebau         Director,                                      March 31, 1997
--------------------------
          (F. Jack Liebau)  Bay Meadows Operating Company (Principal
                            Executive Officer

/s/  Kjell H. Qvale         Chairman,                                      March 31, 1997
--------------------------
          (Kjell H. Qvale)  California Jockey Club

/s/  Lee R. Tucker          Director,                                      March 31, 1997
--------------------------
          (Lee R. Tucker)   Bay Meadows Operating Company

/s/  Ronald J. Volkman      Director,                                      March 31, 1997
--------------------------
       (Ronald J. Volkman)  California Jockey Club

/s/  Anthony J. Zidich      Director,                                      March 31, 1997
--------------------------
       (Anthony J. Zidich)  Bay Meadows Operating Company


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
California Jockey Club
San Mateo, California
           and
Board of Directors and Stockholders
Bay Meadows Operating Company
San Mateo, California

We have audited the accompanying balance sheets of California Jockey Club, consolidated balance sheets of Bay Meadows Operating Company and subsidiary, and combined balance sheets of California Jockey Club and Bay Meadows Operating Company and subsidiary (the "Companies") as of December 31, 1996 and 1995, and the related statements of income (loss), stockholders' equity and cash flows of the respective entities for the each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of California Jockey Club, of Bay Meadows Operating Company and subsidiary and of the combined Companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2, the Companies have entered into a proposed merger agreement with Patriot American Hospitality, Inc. ("Patriot"). The proposed merger is subject to the approval by the shareholders of Patriot and the paired shareholders of the Companies. Also, as discussed in Notes 7 and 8, certain disputes between the Companies have not been resolved concerning stock options for Cal Jockey Stock which Bay Meadows asserts were granted during 1996 and the Master Lease Agreement between the Companies, which Bay Meadows asserts has been extended.

DELOITTE & TOUCHE LLP

March 28, 1997
San Francisco, California

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(In thousands, except share and per share amounts)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                          DECEMBER 31,
                                                                                                  --------------------------
ASSETS                                                                                                1996           1995
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $    2,027      $    7,307
  Securities available for sale (at fair value)                                                        2,612           1,187
  Securities held to maturity (at cost, fair value of $4,479 in 1996 and $7,076 in 1995)               4,463           7,077
  Amounts held on deposit for Thoroughbred horse owners                                                                3,056
  Accounts receivable (net of allowance for doubtful accounts of $77 in 1996 and $82 in 1995)            527           2,442
  Prepaid expenses and other current assets                                                              525             377
                                                                                                  ----------      ----------
          Total current assets                                                                        10,154          21,446
                                                                                                  ----------      ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                                   691             691
  Land held for sale                                                                                   3,083           1,954
  Racing plant                                                                                        24,177          23,906
  Tennis facility held for sale                                                                          308             308
  Equipment and leasehold improvements                                                                11,032          10,088
                                                                                                  ----------      ----------
          Total                                                                                       39,291          36,947
  Accumulated depreciation and amortization                                                          (22,092)        (20,759)
                                                                                                  ----------      ----------
          Property, plant and equipment - net                                                         17,199          16,188
                                                                                                  ----------      ----------

OTHER ASSETS (net of accumulated amortization of
   $1,374 in 1996 and $1,221 in 1995)                                                                     96             223
                                                                                                  ----------      ----------
DEFERRED INCOME TAXES                                                                                    227              78
                                                                                                  ----------      ----------
TOTAL                                                                                              $  27,676       $  37,935
                                                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                $    1,328      $    4,676
  Accrued liabilities                                                                                  1,983           1,530
  Note payable                                                                                         2,900
  Accrued purses                                                                                                       1,014
  Due to Thoroughbred horse owners                                                                                     3,056
  Income taxes payable                                                                                                    75
  Uncashed pari-mutuel tickets and vouchers                                                                            4,477
                                                                                                  ----------      ----------
          Total current liabilities                                                                    6,211          14,828
                                                                                                  ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock (paired shares), $.01 par value:  authorized, 10,000,000 shares each;
    issued and outstanding:  5,763,257 shares each in 1996 and 1995                                      116             116
  Additional paid in capital                                                                          18,385          18,385
  Retained earnings                                                                                    1,750           4,817
  Unrealized gain (loss) on securities available for sale                                              1,214            (211)
                                                                                                  ----------      ----------
          Total stockholders' equity                                                                  21,465          23,107
                                                                                                  ----------      ----------
TOTAL                                                                                              $  27,676       $  37,935
                                                                                                  ==========      ==========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME (LOSS)
YEAR ENDED DECEMBER 31, 1996
(In thousands, except share and per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                BAY MEADOWS
                                                              CALIFORNIA         OPERATING
                                                                JOCKEY          COMPANY AND
                                                                 CLUB            SUBSIDIARY         ELIMINATIONS       COMBINED
REVENUES:
  Pari-mutuel revenue                                                             $  41,476                            $  41,476
  Producer fees                                                                         683                                  683
  Admissions, programs, parking and other racing income                               5,228                                5,228
  Concession sales                                                                    3,038                                3,038
  Rental of racing facility                                   $   4,918               1,521        $  (4,918)              1,521
  Interest and dividend income                                      484                 182               (8)                658
  Other income                                                       10               1,344              (26)              1,328
                                                              ---------           ---------        ---------           ---------
          Total                                                   5,412              53,472           (4,952)             53,932
                                                              ---------           ---------        ---------           ---------
COSTS AND EXPENSES:
  Purses and incentive awards                                                        17,054                               17,054
  Commissions paid to guest tracks                                                    2,614                                2,614
  Direct operating costs                                                             20,950                               20,950
  Cost of concession sales                                                              926                                  926
  Depreciation and amortization                                     932                 754                                1,686
  Racing facility rental                                                              4,943           (4,918)                 25
  Marketing                                                                           1,436                                1,436
  General and administrative expense                              1,068               3,019              (34)              4,053
  Loss on disposal of fixed assets                                                      145                                  145
  Merger related costs                                            3,504                 491                                3,995
  Legal expense                                                   1,124                 425                                1,549
                                                              ---------           ---------        ---------           ---------
          Total                                                   6,628              52,757           (4,952)             54,433
                                                              ---------           ---------        ---------           ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION                        (1,216)                715                                 (501)

INCOME TAX PROVISION                                                                    260                                  260
                                                              ---------           ---------        ---------           ---------

NET INCOME (LOSS)                                             $  (1,216)           $    455            $  -             $   (761)
                                                              =========           =========        =========           =========

NET INCOME (LOSS) PER SHARE                                       $(.21)               $.08                                $(.13)
                                                              =========           =========                            =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          5,763,257           5,763,257                            5,763,257
                                                              =========           =========                            =========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1995
(In thousands, except share and per share amounts)
-------------------------------------------------------------------------------------------------------------------------

                                                                                BAY MEADOWS
                                                              CALIFORNIA         OPERATING
                                                                JOCKEY          COMPANY AND
                                                                 CLUB           SUBSIDIARY   ELIMINATIONS       COMBINED
REVENUES:
  Pari-mutuel revenue                                                        $   38,955                        $   38,955
  Producer fees                                                                     704                               704
  Admissions, programs, parking and other racing income                           5,164                             5,164
  Concession sales                                                                2,492                             2,492
  Rental of racing facility                                    $   4,743          1,510      $  (4,743)             1,510
  Interest and dividend income                                       487            190                               677
  Other income                                                        11          1,241            (45)             1,207
                                                               ---------     ----------      ---------         ----------
          Total                                                    5,241         50,256         (4,788)            50,709
                                                               ---------     ----------      ---------         ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                                    15,746                            15,746
  Commissions paid to guest tracks                                                2,548                             2,548
  Direct operating costs                                                         19,403                            19,403
  Cost of concession sales                                                          856                               856
  Depreciation and amortization                                      935            680                             1,615
  Racing facility rental                                                          4,762         (4,743)                19
  Marketing                                                                       1,401                             1,401
  General and administrative expense                                 503          2,896            (45)             3,354
  Loss on disposal of fixed assets                                                   99                                99
  Card club costs                                                                   666                               666
  Legal expense                                                       80            263                               343
                                                               ---------     ----------      ---------         ----------
          Total                                                    1,518         49,320         (4,788)            46,050
                                                               ---------     ----------      ---------         ----------

INCOME BEFORE INCOME TAX PROVISION                                 3,723            936                             4,659

INCOME TAX PROVISION                                                                459                               459
                                                               ---------     ----------      ---------         ----------
NET INCOME                                                   $     3,723    $       477         $   -       $       4,200
                                                               =========     ==========      =========         ==========
NET INCOME PER SHARE                                                $.65           $.08                              $.73
                                                               =========     ==========                        ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           5,759,668      5,759,668                         5,759,668
                                                               =========     ==========                        ==========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1994
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                              BAY MEADOWS
                                                               CALIFORNIA      OPERATING
                                                                 JOCKEY       COMPANY AND
                                                                  CLUB         SUBSIDIARY     ELIMINATIONS      COMBINED

REVENUES:
  Pari-mutuel revenue                                                           $  40,161                       $  40,161
  Producer fees                                                                       669                             669
  Admissions, programs, parking and other racing income                             5,399                           5,399
  Concession sales                                                                  2,490                           2,490
  Rental of racing facility                                     $   4,777           1,555       $(4,777)            1,555
  Interest and dividend income                                        381              81                             462
  Other income                                                         18             832           (11)              839
                                                                ---------       ---------       -------         ---------
        Total                                                       5,176          51,187        (4,788)           51,575
                                                                ---------       ---------       -------         ---------
COSTS AND EXPENSES:
  Purses and incentive awards                                                      16,784                          16,784
  Commissions paid to guest tracks                                                  2,684                           2,684
  Direct operating costs                                                           19,059                          19,059
  Cost of concession sales                                                            715                             715
  Depreciation and amortization                                       956             724                           1,680
  Racing facility rental                                                            4,800        (4,777)               23
  Marketing                                                                         1,274                           1,274
  General and administrative expense                                  397           2,945           (11)            3,331
  Loss on disposal of fixed assets                                    162             503                             665
  Card club costs                                                                     209                             209
  Legal expense                                                        41             350                             391
                                                                ---------       ---------       -------         ---------
        Total                                                       1,556          50,047        (4,788)           46,815
                                                                ---------       ---------       -------         ---------

INCOME BEFORE INCOME TAX PROVISION                                  3,620           1,140                           4,760

INCOME TAX PROVISION                                                                  548                             548
                                                                ---------       ---------       -------         ---------
NET INCOME                                                      $   3,620       $     592       $  --           $   4,212
                                                                =========       =========       =======         =========
NET INCOME PER SHARE                                                 $.63            $.10                            $.73
                                                                     ====            ====                            ====
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                            5,753,257       5,753,257                       5,753,257
                                                                =========       =========                       =========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                                            UNREALIZED
                                                                                          GAIN (LOSS) ON
                                                           ADDITIONAL                       SECURITIES
                                             COMMON          PAID IN         RETAINED        AVAILABLE
                                              STOCK          CAPITAL         EARNINGS        FOR SALE           TOTAL
BALANCE AT JANUARY 1, 1994                     $   116        $  18,262        $  3,603                         $  21,981

NET INCOME                                                                        4,212                             4,212

DIVIDENDS, $.60 PER PAIRED SHARE                                                 (3,452)                           (3,452)

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                                         $       (23)             (23)
                                               -------        ---------        --------       ----------        ---------

BALANCE AT DECEMBER 31, 1994                       116           18,262           4,363              (23)          22,718

NET INCOME                                                                        4,200                             4,200

DIVIDENDS, $.65 PER PAIRED SHARE                                                 (3,746)                           (3,746)

STOCK OPTIONS EXERCISED                                             123                                               123

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                                          $     (188)            (188)
                                               -------        ---------        --------       ----------        ---------

BALANCE AT DECEMBER 31, 1995                       116           18,385           4,817             (211)          23,107

NET LOSS                                                                           (761)                             (761)

DIVIDENDS, $.40 PER PAIRED SHARE                                                 (2,306)                           (2,306)

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE                                                                               1,425            1,425
                                               -------        ---------        --------       ----------        ---------
BALANCE AT DECEMBER 31, 1996                   $   116        $  18,385        $  1,750       $    1,214        $  21,465
                                               =======        =========        ========       ==========        =========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                     1996          1995           1994
OPERATING ACTIVITIES:
  Net income (loss)                                                                 $  (761)     $  4,200       $  4,212
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                     1,686         1,615          1,680
    Deferred income taxes                                                              (149)         (121)            43
    Loss on disposal of fixed assets                                                    145            99            665
    Changes in operating assets and liabilities:
      Accounts receivable                                                             1,915        (1,091)            84
      Amounts held on deposit for Thoroughbred horse owners                           3,056           (53)          (214)
      Income taxes receivable and payable                                               (75)         (297)           394
      Prepaid expenses and other current assets                                        (174)         (180)           175
      Accounts payable                                                               (3,348)        1,513          2,254
      Accrued liabilities                                                               453        (1,686)           260
      Accrued purses                                                                 (1,014)         (836)           970
      Due to Thoroughbred horse owners                                               (3,056)           53            214
      Uncashed pari-mutuel tickets and vouchers                                      (4,477)        2,056            839
                                                                                    -------       -------         ------

          Net cash provided by (used in) operating activities                        (5,799)        5,272         11,576
                                                                                    -------       -------         ------
INVESTING ACTIVITIES:
  Purchase of securities held to maturity                                           (13,461)      (11,005)        (1,398)
  Maturities of securities held to maturity                                          16,075        10,498          1,250
  Purchase of property, plant and equipment                                          (2,689)       (3,191)        (2,054)
                                                                                    -------       -------         ------

          Net cash used in investing activities                                         (75)       (3,698)        (2,202)
                                                                                    -------       -------         ------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                                         6,900
  Repayment of notes payable                                                         (4,000)                      (1,475)
  Stock options exercised                                                                             123
  Dividends on Common Stock                                                          (2,306)       (3,746)        (3,452)
                                                                                    -------       -------         ------
          Net cash provided by (used in) financing activities                           594        (3,623)        (4,927)
                                                                                    -------       -------         ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (5,280)       (2,049)         4,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        7,307         9,356          4,909
                                                                                    -------       -------         ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 2,027      $  7,307       $  9,356
                                                                                    =======       =======         ======

NONCASH INVESTING ACTIVITY - Accrued but unpaid purchase
  of property, plant and equipment                                                                              $    170
                                                                                                                ========

OTHER CASH FLOW INFORMATION:
  Interest paid                                                                     $   118      $    53       $      88
  Income taxes paid                                                                     955           65             301
  Income taxes refunded                                                                 236                          189

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------
                                                                                           1996          1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   1,138    $      989
  Securities available for sale (at fair value)                                           2,612         1,187
  Securities held to maturity (at cost, fair value of $4,479 in 1996
   and $7,076 in 1995)                                                                    4,463         7,077
  Accounts receivable                                                                        36             7
  Receivable from Bay Meadows Operating Company                                           2,332           569
  Prepaid expenses                                                                            3
                                                                                       --------     ---------

          Total current assets                                                           10,584         9,829
                                                                                       --------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                      691           691
  Land held for sale                                                                      3,083         1,954
  Racing plant                                                                           24,177        23,906
  Tennis facility                                                                           308           308
  Equipment                                                                                 460           456
                                                                                       --------     ---------

          Total                                                                          28,719        27,315

  Accumulated depreciation                                                              (15,929)      (14,997)
                                                                                       --------     ---------

          Property, plant and equipment - net                                            12,790        12,318
                                                                                       --------     ---------

TOTAL                                                                                  $ 23,374     $  22,147
                                                                                       ========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $     184    $      129
  Accrued liabilities                                                                       509           140
  Note payable                                                                            2,900
                                                                                       --------     ---------

          Total current liabilities                                                       3,593           269
                                                                                       ========     =========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares in 1996 and 5,763,257 shares in 1995             58            58
  Additional paid in capital                                                             17,597        17,597
  Retained earnings                                                                         912         4,434
  Unrealized gain (loss) on securities available for sale                                 1,214          (211)
                                                                                       --------     ---------

          Total stockholders' equity                                                     19,781        21,878
                                                                                       --------     ---------

TOTAL                                                                                 $  23,374     $  22,147
                                                                                       ========     =========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------
                                                                                  UNREALIZED
                                                                                GAIN (LOSS) ON
                                                  ADDITIONAL                      SECURITIES
                                   COMMON          PAID IN          RETAINED      AVAILABLE
                                    STOCK          CAPITAL          EARNINGS       FOR SALE       TOTAL
BALANCE AT JANUARY 1, 1994          $ 58        $   17,478       $   4,289                    $   21,825

NET INCOME                                                           3,620                         3,620

DIVIDENDS, $.60 PER SHARE                                           (3,452)                       (3,452)

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                             $    (23)           (23)
                                --------        ----------      ----------      ---------     ----------

BALANCE AT DECEMBER 31, 1994          58            17,478           4,457            (23)        21,970

NET INCOME                                                           3,723                         3,723

DIVIDENDS, $.65 PER SHARE                                           (3,746)                       (3,746)

STOCK OPTIONS EXERCISED                                119                                           119

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                             $   (188)          (188)
                                --------        ----------      ----------      ---------     ----------

BALANCE AT DECEMBER 31, 1995          58            17,597           4,434           (211)        21,878

NET LOSS                                                            (1,216)                       (1,216)

DIVIDENDS, $.40 PER SHARE                                           (2,306)                       (2,306)

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE                                                                1,425          1,425
                                --------        ----------      ----------      ---------     ----------
BALANCE AT DECEMBER 31, 1996        $ 58        $   17,597      $      912       $  1,214       $ 19,781
                                ========        ==========      ==========      =========     ==========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1996             1995              1994
OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ (1,216)         $  3,723          $  3,620
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                                            932               935               956
    Loss on disposal of fixed assets                                                                                            162
    Changes in operating assets and liabilities:
      Accounts receivable                                                                   (29)               46                49
      Receivable from Bay Meadows Operating Company                                      (1,763)            1,422            (1,670)
      Prepaid expenses and other assets                                                      (3)               32                (9)
      Accounts payable                                                                       55                34                67
      Accrued liabilities                                                                   369                76                 3
                                                                                       --------          --------          --------

          Net cash provided by (used in) operating activities                            (1,655)            6,268             3,178
                                                                                       --------          --------          --------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                                               (13,461)          (11,005)           (1,398)
  Maturities of securities held to maturity                                              16,075            10,498             1,250
  Purchase of property, plant and equipment                                              (1,404)           (1,557)             (945)
                                                                                       --------          --------          --------
          Net cash provided by (used in) investing activities                             1,210            (2,064)           (1,093)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES:
  Proceeds of note payable                                                                2,900
  Stock options exercised                                                                                     119
  Dividends on common stock                                                              (2,306)           (3,746)           (3,452)
                                                                                       --------          --------          --------
          Net cash provided by (used in) financing activities                               594            (3,627)           (3,452)
                                                                                       --------          --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            149               577            (1,367)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              989               412             1,779
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $  1,138          $    989          $    412
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(In thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                1996          1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                                 $    889       $  6,318
  Amounts held on deposit for Thoroughbred horse owners                                                                       3,056
  Accounts receivable (net of allowance for doubtful accounts of $77 in 1996 and $82 in 1995)                    491          2,435
  Prepaid expenses and other current assets                                                                      522            377
                                                                                                            --------       --------

          Total current assets                                                                                 1,902         12,186
                                                                                                            --------       --------
PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                                                        10,572          9,631
  Accumulated depreciation and amortization                                                                   (6,163)        (5,761)
                                                                                                            --------       --------

          Property, plant and equipment - net                                                                  4,409          3,870
                                                                                                            --------       --------
OTHER ASSETS (net of accumulated amortization of $1,374 in 1996 and $1,221 in 1995)                               96            223
                                                                                                            --------       --------
DEFERRED INCOME TAXES                                                                                            227             78
                                                                                                            --------       --------
TOTAL                                                                                                       $  6,634       $ 16,357
                                                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                          $  1,144       $  4,547
  Accrued liabilities                                                                                          1,474          1,390
  Accrued purses                                                                                                              1,014
  Due to Thoroughbred horse owners                                                                                            3,056
  Payable to California Jockey Club                                                                            2,332            569
  Income taxes payable                                                                                                           75
  Uncashed pari-mutuel tickets and vouchers                                                                                   4,477
                                                                                                            --------       --------

          Total current liabilities                                                                            4,950         15,128
                                                                                                            --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000 shares; issued and outstanding:
  5,763,257 shares in 1996 and 1995                                                                               58             58
  Additional paid in capital                                                                                     788            788
  Retained earnings                                                                                              838            383
                                                                                                            --------       --------

          Total stockholders' equity                                                                           1,684          1,229
                                                                                                            --------       --------

TOTAL                                                                                                       $  6,634       $ 16,357
                                                                                                            ========       ========

The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                 ADDITIONAL
                                        COMMON     PAID IN     RETAINED
                                         STOCK      CAPITAL     EARNINGS  TOTAL

BALANCE AT JANUARY 1, 1994              $   58     $  784     $ (686)     $  156

NET INCOME                                                       592         592
                                        ------     ------     ------      ------


BALANCE AT DECEMBER 31, 1994                58        784        (94)        748

STOCK OPTIONS EXERCISED                                 4                      4

NET INCOME                                                       477         477
                                        ------     ------     ------      ------

BALANCE AT DECEMBER 31, 1995                58        788        383       1,229

NET INCOME                                                       455         455
                                        ------     ------     ------      ------

BALANCE AT DECEMBER 31, 1996            $   58     $  788     $  838      $1,684
                                        ======     ======     ======      ======

The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)
-------------------------------------------------------------------------------------------------------
                                                                         1996         1995         1994
OPERATING ACTIVITIES:
  Net income                                                        $     455    $     477    $     592
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         754          680          724
    Deferred income taxes                                                (149)        (121)          43
    Loss on disposal of fixed assets                                      145           99          503
    Changes in operating assets and liabilities:
      Accounts receivable                                               1,944       (1,137)          35
      Amounts held on deposit for Thoroughbred horse owners             3,056          (53)        (214)
      Income taxes receivable and payable                                 (75)        (297)         394
      Prepaid expenses and other assets                                  (171)        (212)         184
      Accounts payable                                                 (3,403)       1,479        2,187
      Accrued liabilities                                                  84       (1,762)         257
      Accrued purses                                                   (1,014)        (836)         970
      Due to Thoroughbred horse owners                                 (3,056)          53          214
      Payable to California Jockey Club                                 1,763       (1,422)       1,670
      Uncashed pari-mutuel tickets and vouchers                        (4,477)       2,056          839
                                                                    ---------    ---------    ---------

          Net cash (used in) provided by operating activities          (4,144)        (996)       8,398
                                                                    ---------    ---------    ---------
INVESTING ACTIVITIES
  Purchase of property, plant and equipment                            (1,285)      (1,634)      (1,109)
                                                                    ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from note payable                                            4,000
  Repayment of note payable                                            (4,000)                   (1,475)
  Stock options exercised                                                                4
                                                                    ---------    ---------    ---------
          Net cash (used in) provided by financing activities           -                4       (1,475)
                                                                    ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (5,429)      (2,626)       5,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          6,318        8,944        3,130
                                                                    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $     889     $  6,318     $  8,944
                                                                    ---------    ---------    ---------


NONCASH INVESTING ACTIVITY - Accrued but unpaid purchase of
  property, plant and equipment                                                               $     170
                                                                                              ---------

OTHER CASH FLOW INFORMATION:
  Interest paid                                                     $     118    $      53    $      88
  Income taxes paid                                                       955          765          301
  Income taxes refunded                                                   236                       189

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - California Jockey Club ("Cal Jockey") is a real estate investment trust which owns the Bay Meadows Racecourse and other real property located in San Mateo, California. Cal Jockey leases the racing facility to Bay Meadows Operating Company ("Bay Meadows"). The shares of Cal Jockey and Bay Meadows are paired one-for-one and can only be transferred in units. The Combined Financial Statements include the accounts of both Cal Jockey and Bay Meadows. Bay Meadows is engaged in operating and subleasing the facility, and operates a portion of the food and beverage concessions. All significant inter-company transactions and accounts have been eliminated in consolidation and combination. Certain prior year amounts have been reclassified to conform to the 1996 presentation. The Companies' fiscal year ends December 31. At December 31, 1995 and 1994 Bay Meadows was conducting a Thoroughbred horse racing meet. At December 31, 1996 the Thoroughbred horse racing meet had been completed. Accordingly, certain assets and liabilities related to the racing meet had been settled as of December 31, 1996.

      In order to conduct a Thoroughbred horse racing meet and to act as a satellite facility, Bay Meadows needs to secure, on an annual basis, a license from the California Horse Racing Board ("CHRB"). The issuance of this annual license to Bay Meadows is essential for it to continue to conduct Thoroughbred horse racing meets at Bay Meadows Racecourse. Although Bay Meadows has received a license for the 1997 race meet, there is no assurance that Bay Meadows will continue to receive this annual license. Bay Meadows has been granted an annual license each year since 1934.

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

      PROPERTY, PLANT AND EQUIPMENT - Property is carried at cost. At December 31, 1996, land and land held for sale was $3,774,000. Land held for sale includes $2,242,000 in costs incurred to develop the land including zoning and engineering costs. Additionally, the tennis facility held for sale is subject to an agreement to sell the property to Public Storage, Inc. for approximately $2,200,000. (See Note 11 - Proposed Land Sales). No assurance can be gained that activities will ultimately result in the development or sale of such land. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of 30 years for plant and from 3 to 20 years for equipment. Leasehold improvements are amortized over their useful lives from 3 to 20 years. Expenditures for property additions and betterments are added to the property accounts, while those for maintenance and repairs are expensed as incurred.

      On January 1, 1996, the Companies adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes recognition and measurement criteria for impairment losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Prior to the adoption of SFAS No. 121, assets were assessed for impairment based on their replacement costs or market value, or the undiscounted future cash flows expected to be generated by the assets. Additionally, assets are assessed for impairment when they are taken out of service or replaced. Such replacements resulted in write-downs for the Companies of $145,000, $99,000 and $665,000 in 1996, 1995 and 1994, respectively. Because the impairment criteria required under SFAS No. 121 are substantially similar to those previously used by the Companies, the adoption of SFAS No. 121 did not have a material effect on the financial statements.

      CASH AND CASH EQUIVALENTS - consist of demand deposits held in banks, money market funds and certificates of deposit with maturities of three months or less at the date of acquisition.

      REVENUE - Bay Meadows records Pari-mutuel revenues and Admissions, parking and other racing income associated with Thoroughbred horse racing at Bay Meadows Racetrack daily based upon cash received. Costs and expenses associated with Thoroughbred horse racing revenues, including purses and incentive awards, commissions paid to guest tracks, and direct operating costs are charged against income in those periods in which they Thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they are incurred throughout the year.

      LEGAL EXPENSES - Legal expenses include all attorney fees incurred by the Companies with the exception of fees incurred in conjunction with the proposed merger agreement (see Note 2 - Proposed Merger Agreement). Such amounts are included in Merger Related Costs.

      SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY - The Companies classify investments into three categories: held to maturity, trading, and available for sale. The Companies have no trading securities. Securities which the Company has the ability and intent to hold to maturity are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity consist of certificates of deposit and government securities with maturities greater than three months when acquired.

      Securities available for sale are reported at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Securities available for sale consist of investments in the common stock of a publicly traded Real Estate Investment Trust (See Note 13 - Related Party Transactions).

      AMOUNTS HELD ON DEPOSIT FOR THOROUGHBRED HORSE OWNERS - Amounts represent purses, net of entry fees, collected by Bay Meadows and placed on deposit for the benefit of certain Thoroughbred owners, while Bay Meadows conducts its racing meet. These amounts and 55% of the interest earned thereon, both of which are not available for Bay Meadows' purposes, are the property of such Thoroughbred owners and are physically segregated in accordance with the agreement.

      OTHER ASSETS - principally include amounts capitalized and amortized over an eight-year useful life relating to the purchase of racing rights.

      STOCK-BASED COMPENSATION - The Companies account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. The Companies have adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation" (See Note 7 - Stock Option Plan).

      EARNINGS PER SHARE - Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding.

2.    PROPOSED MERGER AGREEMENT

      On October 31, 1996, Cal Jockey and Bay Meadows entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot").
      The acquisition agreement was approved unanimously by the Boards of Patriot, Cal Jockey, and Bay Meadows and is subject to approval by the shareholders of each of Patriot, Cal Jockey and Bay Meadows. The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership (the "Patriot Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties.

      Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). The shareholders of Cal Jockey and Bay Meadows will have the option either to tender each of their paired shares for $33.00 in cash or to retain their paired shares, which will then remain outstanding after the Merger and will represent the same number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock.

      Patriot and PaineWebber Incorporated ("PaineWebber") have agreed in principle that following the close of the Merger, an affiliate of PaineWebber will purchase substantially all of the land owned by Cal Jockey, including the land subject to the Franklin Agreement and the Iacocca Agreement, for a purchase price of $83,000,000. New Patriot REIT would retain ownership of the improvements located on the land. Simultaneously with the consummation of such purchase, the PaineWebber affiliate and New Patriot REIT would enter into a ground lease covering that portion of land on which the Racecourse is situated. New Patriot REIT would then sublease the Racecourse land and related improvements to New Patriot Operating Company.

      In connection with the Proposed PaineWebber Land Sale, New Patriot REIT would assign all of its rights and benefits under existing leases, contracts, permits and entitlements to the PaineWebber affiliate, and the PaineWebber affiliate would assume all of New Patriot REIT's development, lease and contract obligations.

      Pursuant to the Merger Agreement, Patriot loaned $2,900,000 to Cal Jockey (see Note 6) for payment of the breakup fee due upon termination of the prior merger agreement with Hudson Bay Partners, LP ("Hudson Bay"). Patriot will be entitled to receive a $5,000,000 termination fee and the repayment of the $2,900,000 loan for the Hudson Bay termination fee in the event the Cal Jockey and Bay Meadows Boards of Directors receive and accept a higher unsolicited offer. All merger related costs have been expensed as incurred. Such amounts include the aforementioned breakup fee as well as legal and accounting costs related to the proposed merger agreements. These costs are shown as merger related costs for purposes of disclosure on the separate and combined statements of income (loss).

3.    SECURITIES AVAILABLE FOR SALE

      The following table is a summary of securities available for sale at December 31, 1996 and 1995 (in thousands, except share amount):


                                                                            1996
                                                         ------------------------------------------
                                                               UNREALIZED    UNREALIZED      MARKET
                                                         COST     GAIN          LOSS          VALUE
Santa Anita Realty Enterprises (100,000 common shares) $1,398  $1,214                       $2,612

                                                                            1995
                                                         ------------------------------------------
                                                               UNREALIZED    UNREALIZED      MARKET
                                                         COST     GAIN          LOSS          VALUE

Santa Anita Realty Enterprises (100,000 common shares)  $1,398              $   (211)   $   1,187

         These securities have no maturity.

4.    SECURITIES HELD TO MATURITY

      The following table is a summary of securities held to maturity at December 31, 1996 and 1995 (in thousands):

                                                                            1996
                                                         ------------------------------------------
                                                               UNREALIZED    UNREALIZED      MARKET
                                                         COST     GAIN          LOSS          VALUE

Certificates of deposit                               $    500                            $    500
U.S. Treasury obligations                                3,963   $    16          --         3,979
                                                      --------   --------    --------     --------
Total                                                 $  4,463   $    16          --      $  4,479
                                                      ========   ========    ========     ========

        These securities mature in 1997.


                                                                            1995
                                                         ------------------------------------------
                                                               UNREALIZED    UNREALIZED      MARKET
                                                         COST     GAIN          LOSS          VALUE

Certificates of deposit                                $    300               $     (1)    $    299
U.S. Treasury obligations                                 6,777   $      1          (1)       6,777
                                                       --------   --------    --------     --------
Total                                                  $  7,077   $      1    $     (2)    $  7,076
                                                       ========   ========    ========     ========


      These securities matured in 1996.



5.    INCOME TAXES

      Cal Jockey intends to continue to qualify as a real estate investment trust as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of its taxable income which is distributed to stockholders. Dividends to stockholders are determined by taxable income which may differ from financial accounting income. Dividends paid during the years ended December 31, 1996, 1995 and 1994, were taxable as ordinary income to stockholders.

      The income tax provision of Bay Meadows consists of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                    1996        1995        1994
Current:
  Federal                                            $ 311      $ 482      $ 379
  State                                                 98         98        126
                                                     -----      -----      -----
          Total Current                                409        580        505
                                                     -----      -----      -----
Deferred:
  Federal                                              (79)       (99)        35
  State                                                (70)       (22)         8
                                                     -----      -----      -----
          Total Deferred                              (149)      (121)        43
                                                     -----      -----      -----
Total                                                $ 260      $ 459      $ 548
                                                     =====      =====      =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Bay Meadows' deferred tax liabilities and assets, are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                 ---------------
                                                                  1996     1995
Deferred tax assets:
  Book over tax depreciation                                     $ 107    $ 167
  Book over tax amortization                                       164      143
  Book expenses not yet deductible                                 171       67
  Other                                                             37       25
                                                                 -----    -----
          Total deferred tax assets                                479      402

Valuation allowance for deferred tax assets                       (120)    (264)
                                                                 -----    -----

          Net deferred tax assets                                  359      138
                                                                 -----    -----
Deferred tax liabilities:
  Tax over book amortization                                                 10
  Other                                                            132       50
                                                                 -----    -----
         Total deferred tax liabilities                            132       60
                                                                 -----    -----

Net deferred tax asset                                           $ 227    $  78
                                                                 =====    =====




The change in the valuation allowance is due to a reassessment of various deferred tax assets as a result of continued earnings at Bay Meadows.

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before income taxes, are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                    1996        1995      1994
Tax at statutory rate                               $ 243      $ 318    $ 388
State income taxes, net of Federal tax benefit         43         57       70
Non deductible expenses                                61        189
Impact of rate change on deferred taxes                10       (113)
Increase (decrease) in valuation allowance           (144)        74      183
Other                                                  47        (66)     (93)
                                                    -----      -----    -----

Total                                               $ 260      $ 459    $ 548
                                                    =====      =====    =====


6.    NOTES PAYABLE

      Pursuant to the Merger Agreement (see Note 2), Patriot provided Cal Jockey with a $2,900,000 million loan to be used in settlement of a termination fee to Hudson Bay as required by the agreement with Hudson Bay. At December 31, 1996, the note payable to Patriot is $2,900,000 million bearing interest of 5% per annum. Principal and accrued interest is due the earlier of June 30, 1997 or termination of the Merger Agreement.

      On March 10, 1997, Bay Meadows signed a loan agreement with a bank for a $2,500,000 line of credit with interest at the bank's reference rate. In connection with the execution of the credit agreement, Cal Jockey has agreed to provide collateral, and to continue to guarantee the line of credit. Bay Meadows has agreed to pay Cal Jockey a fee equal to .25% per annum of the value of the collateral that secures the line of credit. The line of credit agreement expires on February 1, 1998. During 1996 Bay Meadows had a similar line of credit in which Bay Meadows drew $4,000,000. That line of credit was canceled and repaid in full on October 29, 1996.

7.    STOCK OPTION PLAN

      In May 1988, the stockholders of Bay Meadows approved the 1988 Stock Option Plan. The stock options have terms not exceeding ten years and exercise prices not less than the fair market value of the paired shares on the date the options were granted. Generally the right to exercise the options either vests immediately or over a three-year period on an annual basis, with the vesting date determined at the time of grant. The stock options are issued pursuant to option agreements providing that all options will become vested upon a change in control of Bay Meadows. Accordingly, all options will become exercisable when the Merger is consummated. 250,000 shares of the Companies' Common Stock have been reserved for issuance under the 1988 plan, with 180,000 available for future option grants at December 31, 1996. As additional consideration for Bay Meadows entering into the 1993 lease (see Note 8), Cal Jockey agreed to grant Bay Meadows options to acquire 51,000 unpaired shares of Cal Jockey unpaired Common Stock. Such options can be exercised by Bay Meadows only if and to the extent any employees of Bay Meadows to whom stock options have been granted as of December 31, 1992, exercise their respective options. The purchase price shall be 97% of the stock option price payable by the employee exercising his or her option and shall be payable only at such time the option is exercised.

      During 1993 and 1994 Bay Meadows issued options, outside the 1988 Plan, to purchase 50,000 shares at a weighted average exercise price of $12.98 per share to an officer of Bay Meadows that are exercisable at December 31, 1996.

If Bay Meadows desires to grant additional options to its employees, Cal Jockey may grant additional options to Bay Meadows. Bay Meadows has agreed to a similar reciprocal agreement should Cal Jockey desire to grant stock options to its employees. As of December 31, 1996, Cal Jockey has granted options to Bay Meadows of which 107,500 are outstanding.

Bay Meadows has granted options for 162,000 paired shares to persons who are or were Bay Meadows Officers and Employees. Bay Meadows maintains that Cal Jockey has agreed to and is obligated to provide stock options to Bay Meadows for the purchase of 162,000 shares of Cal Jockey stock to match the options granted by Bay Meadows. Cal Jockey has acknowledged agreement to provide options to purchase 107,500 shares of Cal Jockey stock to back up the option grants by Bay Meadows. The difference relates to options for paired shares which Bay Meadows granted to certain Bay Meadows Officers and Employees in 1996. In order to show the greatest possible dilution, the above disclosures assume that the options were granted by both Companies. However, there has been no resolution of this difference and no determination has been made as to the possible effects, which could be material, of the ultimate resolution of this uncertainty on the accompanying financial statements if is determined that the options for all or a portion of the difference were not granted in 1996 by Cal Jockey. Accordingly, no amounts have been recorded as of December 31, 1996 for any additional compensation expense or contingent liabilities that might result from the ultimate resolution of this matter.

Option activity under the Plan is as follows:

                                                                     WEIGHTED
                                                          NUMBER     AVERAGE
                                                            OF       EXERCISE
                                                          SHARES      PRICE
Outstanding, January 1 and December 31, 1994 (24,668
exercisable at a weighted average price of $12.25)        51,000      12.59
Granted (Weighted average fair value of $4.10)            35,000      15.36
Exercised                                                (10,000)     12.25
Canceled                                                 (14,000)     13.50
                                                         -------
Outstanding, December 31, 1995 (27,000 exercisable
at a weighted average price of $12.25)                    62,000      14.00
Granted (weighted average fair value of $3.53)            54,500      14.75
Canceled                                                  (4,500)     14.47
                                                         -------
Outstanding, December 31, 1996 (90,332 exercisable       112,000      14.35
at a weighted average price of $14.12)                   =======


The Companies' apply APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Companies' combined net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                        1996            1995
                                                        ----            ----
Combined net income (loss) as reported                $  (761)       $  4,200
Pro forma combined net income (loss)                     (903)          4,175
Combined net income (loss) per share as reported      $ (0.13)      $    0.73
Pro forma combined net income (loss) per share          (0.16)           0.72


For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995 respectively; dividend yield of 3.31% (1996) and 3.18% (1995); expected volatility of 25.86% for both years; expected lives of five years for both years; and risk-free interest rates of 6.08% (1996) and 7.47% (1995).

8.    RENTAL OF RACING FACILITY

      Bay Meadows leases Bay Meadows Racecourse from Cal Jockey. Pursuant to the terms of the lease agreement, which commenced on April 1, 1993 and expired on March 31, 1996, Cal Jockey received the greater of (a) $3,000,000 annually or (b) the sum of 1.5% of the on-track pari-mutuel handle when there were live races at Bay Meadows, 1% of the pari-mutuel handle wagered at Northern California satellite wagering facilities receiving races from Bay Meadows, 1% of the pari-mutuel handle wagered at Bay Meadows when it was acting as a satellite wagering facility for other host associations conducting racing in Northern California, 25% of the net commissions from exported and imported races from Southern California and interstate locations, and between 60% and 90% of various non-racing sublease rental income. In addition, Cal Jockey also received a specified percentage of the annual pari-mutuel handle in excess of $350,000,000.

      The Master Lease Agreement pursuant to which Bay Meadows leased the Racecourse Properties from Cal Jockey expired on March 31, 1996. Cal Jockey and Bay Meadows have had discussions regarding the extension of the Master Lease Agreement. The companies now have conflicting views concerning the existence of any Master Lease Agreement extension. Cal Jockey believes that no lease exists and that Bay Meadows is a tenant at will paying rent at the rate in the prior Master Lease Agreement. Bay Meadows believes that the Master Lease Agreement has been extended for an additional three years with a ten percent increase in rent but otherwise substantiallly on the same terms as the previous lease. Bay Meadows has, however, continued to pay rent at a rental rate equivalent to that contained in the expired lease agreement through the first quarter of 1997. No amounts for additional rent, if any, have been accrued at December 31, 1996. In the event that the Companies reach a reconciliation on any lease extension, retroactive changes in the rental amounts, if any, will be recorded in the period that such reconciliation occurs. No assurances can be given concerning the possible effects that the ultimate resolution of this matter will have on the future operations of the Companies.

      Cal Jockey had rental income from Bay Meadows of $4,918,000, $4,743,000, and $4,777,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Bay Meadows had rental income from subleasing the facility and equipment to others. Rental income from other racing associations is based upon a percentage of the pari-mutuel handle of those respective associations.

9.    PARI-MUTUEL REVENUES

      The following summarizes information concerning the pari-mutuel revenues (in thousands):


                                                              YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1996      1995      1994

On-track pari-mutuel handle                               $104,440  $103,276  $113,131
Intertrack/exported pari-mutuel handle                     300,477   278,361   253,794
Out-of-state pari-mutuel handle                            108,963    82,653    62,286
                                                          --------  --------  --------
Total pari-mutuel handle from annual racing meet           513,880   464,290   429,211
                                                          --------  --------  --------
Less:
  Patrons' winning tickets                                 204,637   196,305   209,051
  Pari-mutuel license fees paid to State of California       9,977     9,671    10,543
  Municipal racing fees                                        748       746       808
  Handles paid to interstate pari-mutuel entities          113,624    89,395    68,039
  Handles paid to co host tracks under intrastate racing   143,979   129,343   100,959
  Equine research, vanning and stabling and Simulcast
    promotion fees                                           1,405     1,387     1,526
                                                          --------  --------  --------

           Subtotal                                         39,510    37,443    38,285
Rights fees from exported races                                272       167       388
                                                          --------  --------  --------

Total pari-mutuel revenues from annual racing meets         39,782    37,610    38,673
Pari-mutuel revenues from intertrack wagering                1,694     1,345     1,488
                                                          --------  --------  --------

Total pari-mutuel revenue                                 $ 41,476  $ 38,955  $ 40,161
                                                          ========  ========  ========

      Components of pari-mutuel revenues from annual racing meet are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                  1996        1995        1994
Commission paid to Bay Meadows                   $15,880     $14,916     $14,871
Simulcast expense reimbursement                    4,234       4,399       4,334
Guest tracks commission                            2,614       2,548       2,684
Purses and incentive awards                       17,054      15,747      16,784
                                                 -------     -------     -------
Total                                            $39,782     $37,610     $38,673
                                                 =======     =======     =======



10.   PENSION PLAN

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

      Contributions charged to expense for these plans were as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                            1996            1995          1994

Union                                        $791           $623           $711
Non-union                                     179            147            253
                                             ----           ----           ----
Total                                        $970           $770           $964
                                             ====           ====           ====



      Upon the first anniversary of their employment, nonunion employees of Bay Meadows are eligible to participate in the California Race Track Pension Plan (the "CTRP Plan"), a defined benefit multiemployer pension plan, provided the employee is at least 21 years of age. An employee's benefits under the CRTP Plan are based on the employee's salary and length of service with Bay Meadows and other employers participating in the CRTP Plan. Accordingly, the amount of Bay Meadows contributions to the CRTP Plan may be expected to vary depending on the number of nonunion employees and their seniority.

11.   PROPOSED LAND SALES

      On May 31, 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Property Resources, Inc. ("Property Resources"), a subsidiary of Franklin Resources, Inc., (as amended, the "Franklin Agreement"), providing for the sale of approximately 32 acres of Cal Jockey property which currently supports the barn and stable area ("Stable Area"). The Franklin Agreement contemplates the sale of the Stable Area for a purchase price of approximately $21,000,000. Property Resources is obligated to fund 44% of the cost of various off-site improvements required by the City of San Mateo and the State of California in connection with the entitlements for the development of the property (the "Entitlements").
      The transaction is subject to a number of conditions precedent including that of Cal Jockey obtaining from the City of San Mateo all necessary permits to develop the office complex.

      In December 1995, Cal Jockey entered into an Agreement of Purchase and Sale (as amended, the "Iacocca Agreement") with Lee Iacocca & Associates, Inc. ("Iacocca") providing for the sale of the Training Track Area. Effective June 28, 1996, Iacocca assigned its rights under the prior agreement to Airdial Company, LLC, a newly-formed limited liability company ("Airdial"), the members of which include some of the principals involved with Iacocca. The Iacocca Agreement contemplates the sale of the Training Track Area to Airdial for a purchase price of $30,750,000. In addition, Airdial is obligated to fund 53% of the off-site improvements required by the City of San Mateo and the State of California in connection with the entitlements for the development of the property.

      Closing of the transactions are subject to a number of conditions precedent including Cal Jockey obtaining from the City of San Mateo the necessary Entitlements to proceed with development plans, together with a development agreement. If the conditions are satisfied or waived, it is contemplated that the Franklin Agreement escrow will close 330 days following the date on which Cal Jockey obtains the Entitlements and the Iacocca Agreement escrow will close in Fall 1998. Through December 31, 1996, Cal Jockey has expended, in connection with the entitlement process, $2,242,000 for the services of Calthorpe Associates, engineers, lawyers, and other consultants. These amounts have been capitalized and added to the basis in land. Such amounts are classified as Land Held for Sale.

      There can be no assurances that Cal Jockey will be successful in obtaining the necessary Entitlements to avoid termination of the Franklin Agreement or the Iacocca Agreement or an adjustment to the purchase price under the Iacocca Agreement.

      In July 1996, Cal Jockey entered into an Agreement of Purchase and Sale with Public Storage, Inc, (the "Public Storage Agreement") to sell the Tennis Club Parcel for approximately $2,200,000. Public Storage, Inc. intends to convert the land into mini-storage units. The sale of the Tennis Club Parcel is subject to various contingencies including approval by the City of San Mateo of a rezoning of the property and, therefore, no assurance can be given that such sale will be consummated.

      In November 1996, Cal Jockey entered into a non-subordinated ground lease (the "Borders Lease") with Borders, Inc. ("Borders"), a bookstore chain. The Borders lease covers 2.3 acres of land formerly used by Bay Meadows as a parking lot and land adjacent to the parking lot. The San Mateo Planning Commission voted to approve the development of a Borders bookstore on the site on October 14, 1996. The initial term of the Borders Lease is for 20 years with a fixed net annual rent of $279,000 for years 1 through 10, $362,000 for years 11 through 15, and $416,000 for years 16 through 20. The Borders Lease has eight five year renewal options with an annual Consumer Price Index adjustment beginning in the fifth option term. The land adjacent to the parking lot was purchased by Cal Jockey on January 24, 1997 for $1,300,000.

12.   COMMITMENTS AND CONTINGENCIES

      Bay Meadows has contracted for computer and display equipment and services through August 1999. Fees are based on the daily average of on-track pari-mutuel wagers accepted during the racing meet. These fees charged to expense aggregated $766,000, $733,000, and $816,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      The City of San Mateo (the "City"), along with the State of California, has mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation, and has prepared preliminary reports describing the proposed compliance measures including construction of supplemental treatment facilities. If the Stable Area is sold as proposed under the Franklin Agreement, the water run-off problem is expected to be eliminated. If the Franklin Agreement were terminated and the new barn construction not consummated, Cal Jockey would be financially responsible for the costs associated with compliance measures, which are estimated to cost approximately $1,500,000. These estimated costs are expected to be capitalized in property, plant and equipment. Final determinations and approvals have not been received nor has a schedule for implementation been established. In addition, this plan might be affected by the proposed land sales described in Note 11.

      On August 30, 1996, in the interest of encouraging the continuous employment of key management personnel, Bay Meadows entered into Severance Agreements with certain officers including F. Jack Liebau, President; Eugene F. Barsotti, Jr., Vice President - Racing; Sharon Kelly, Vice President Marketing; Michael Scalzo, Vice President - Operations; Frank Trigeiro, Chief Financial Officer and Vice President - Finance; and Nathaniel Wess, Vice President. These agreements, which expire on December 31, 1997, become effective if there is a change in control of Bay Meadows followed by a termination by the officer of his or her employment for Good Reason. In that event, officers other than Mr. Liebau and Mr. Barsotti become entitled to a lump sum payment equal to the sum of the officer's current annual base salary plus the officer's bonus received during the previous 12 months or during

1996, whichever is greater; Mr. Liebau and Mr. Barsotti are instead entitled to twice the sum of their current annual base salary plus the bonus received during the previous 12 months or during 1996, whichever is greater. The Severance Agreements also provide that Bay Meadows will, at each officer's option, either continue to make contributions to the officer's retirement plan through January 1, 1998 or pay to the officer a lump sum equal to the actuarial equivalent of the additional retirement pension to which the officer would have been entitled had the officer continued service under such retirement plan for an additional two years.

Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters. Such litigation includes lawsuits as follows:

California Jockey Club v. Bay Meadows Operating Company et al.

On August 13, 1996, Cal Jockey filed a complaint in the United States District Court for the Northern California District of California against Bay Meadows and its President, F. Jack Liebau and the numbers of the California Jockey Club Shareholders Committee, a group of stockholders supporting a slate of nominees to the Cal Jockey Board of Directors in opposition to those nominated by Cal Jockey management. The complaint alleged violations of the federal securities laws by reason of the defendants' failure to make required filings and disclosures in connection with the proxy contest. The complaint sought to compel defendants to make the required disclosures and to enjoin them from soliciting or voting proxies. On November 7, 1996, Cal Jockey, with the consent of Bay Meadows, requested that the case be placed on inactive status through an order of administrative closure and stay. Bay Meadows believes this suit is without merit.

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

      Each of Bay Meadows and Cal Jockey management believes that other pending legal actions against their respective Companies will not have a material impact on the separate and combined financial statements, taken as a whole.

13.   RELATED PARTY TRANSACTIONS

      In July 1992, Northern California Off-Track Wagering, Inc. ("N.C.O.T.W. Inc.") was formed to act as the guest associations' pari-mutuel manager for satellite wagering, and Bay Meadows became a 25% shareholder in N.C.O.T.W. Inc. Bay Meadows reimbursed N.C.O.T.W. Inc. $4,235,000, $3,742,000 and $3,671,000 in 1996, 1995 and 1994, respectively, for satellite wagering expenses N.C.O.T.W. Inc. incurred on behalf of Bay Meadows. These expenses are included in Bay Meadows' direct operating costs. Included in Bay Meadows' accounts receivable at December 31, 1996 is a receivable from N.C.O.T.W. Inc. for $81,000. At December 31, 1995, included in Bay Meadows' accounts payable and accrued liabilities was a payable to N.C.O.T.W. Inc. of $742,000.

      From time to time, Cal Jockey lends funds on a short-term basis to Bay Meadows to allow Bay Meadows to meet operational needs in the off-season. There were no borrowings as of December 31, 1996. As of December 31, 1995, the balance due to Cal Jockey was $600,000 which was reflected in the inter-company payable/receivable account. For the years ended December 31, 1996 and 1995, Bay Meadows paid Cal Jockey $8,000 and $45,000 in interest related to these borrowings.

      Because a director of Cal Jockey is also a director of Santa Anita Realty Enterprises, trading restrictions applicable to such director may be imputed to Cal Jockey. Consequently, there may be periods of time when Cal Jockey's investment in Santa Anita Realty Enterprises is illiquid.

      During 1996, Bay Meadows made purchases from Harris Ranch Beef Company in the amount of $72,000. John C. Harris is Owner and Chief Executive Officer of Harris Ranch Beef Company and is also a director of Bay Meadows Operating Company.

14.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

15.   QUARTERLY COMBINED RESULTS OF OPERATIONS (UNAUDITED)

      The unaudited quarterly combined results of operations for the years ended December 31, 1996 and 1995, are as follows (in thousands, except per share amounts and racing days).

                                             QUARTERS ENDED 1996
                                 -----------------------------------------------
                                 MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,

Number of live racing days          46           0         25             27

Revenues                        $ 26,814    $  2,765     $ 12,195      $ 12,158

Combined net income (loss)      $  3,808    $   (739)    $   (608)     $ (3,222)(1)
Combined net income (loss)
  per paired share                  $.66       ($.13)       ($.11)        ($.55)(1)


      (1) Includes merger related costs of $3,995 and legal fees of $1,549.

                                            QUARTERS ENDED 1995
                            ----------------------------------------------------
                             MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
Number of live racing days       20           10         27            51

Revenues                    $ 9,687      $ 7,367    $13,144       $20,511

Combined net income         $   647      $   260    $ 1,071       $ 2,222

Combined net income
  per paired share          $   .11      $   .05    $   .19       $   .39


                                     ******

                                  EXHIBIT INDEX

EXHIBIT                                   EXHIBIT                                       SEQUENTIALLY
NUMBER                                                                                 NUMBERED PAGE
 2.1      Ageement and Plan of Merger dated February 24, 1997, among Patriot
          American Hospitality, Inc., Patriot American Hospitality Partnership,
          L.P., California Jockey Club and Bay Meadows Operating Company
          (incorporated herein by reference to Exhibit 2.1 to the 8-K dated
          February 24, 1997 (filed March 3, 1997) (File No. 1-9319 and
          1-9320).

 3.1      Certificates of Incorporation of the Registrants
          (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K")
          (File No. 1-9319 and 1-9320)).

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

 3.3 Bylaws of California Jockey Club, as amended (incorporated herein by reference to Exhibit 3.3 to the 1987 10-K and Exhibit 28.1 to the Quarterly Report on Form 10-Q of the registrants for the quarter ended
          September 30, 1989  (File No. 1-9319 and 1-9320)).

 3.4 Bylaws of Bay Meadows Operating Company (incorporated herein by reference to Exhibit 3.4 to the 1987 10-K and Exhibit 28.2 to the Quarterly Report on Form 10-Q of the registrants for the quarter ended
          September 30, 1989  (File No. 1-9319 and 1-9320)).

 3.5 Amendment to Bylaws of Bay Meadows Operating Company (incorporated herein by reference to Exhibit 3.5 of the 1995 10-K (File No. 1-9319 and 1-9320)).

 3.6 Amendment to Bylaws of California Jockey Club (incorporated herein by reference to Exhibit 3.6 to the 1995 10-K (File No. 1-9319 and 1-9320)).

 4.1      Pairing Agreement, dated February 15, 1983, between Bay Meadows
          Operating Company and California Jockey Club (formerly named Bay
          Meadows Realty Enterprises, Inc.) (incorporated herein by reference to
          Exhibit 4.3 to the Initial Registration Statement (File No. 1-9319 and 1-9320)).

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

10.18     Stock Option Agreement dated January 16, 1995 between Bay
          Meadows Operating Company and F. Jack Liebau (incorporated herein by reference to Exhibit 10.18 to the 1995 10-K (File No. 1-9319 and
          1-9320)).

10.19     Agreement of Purchase and Sale dated December 21, 1995 between
          California Jockey Club and Lee Iacocca & Associates, Inc.
          (incorporated herein by reference to Exhibit 10.19 to the 1995 10-K
          (File No. 1-9319 and 1-9320)).

EXHIBIT                                                                                 SEQUENTIALLY
NUMBER                                    EXHIBIT                                      NUMBERED PAGE
10.20     Agreement of Purchase and Sale dated May 31, 1995, First
          Amendment dated June 12, 1995, Second Amendment dated December
          __, 1995, Third Amendment dated January 31, 1996,and Fourth Amendment dated March 18, 1996, between California Jockey Club and
          Property Resources, Inc. ( incorporated herein by reference to Exhibit
          10.20 to the 1995 10-K (File No. 1-9319 and 1-9320)).

10.21 Fifth Amendment to Agreement of Purchase and Sale dated April__, 1996 between California Jockey Club and Property Resources, Inc.
          (incorporated herein by reference to Exhibit 20.2 to the Quarterly
          Report on Form 10-Q of the registrants for the quarter ended
          September 30, 1996 (File No. 1-9319 and 1-9320)).

10.22     Sixth Amendment to Agreement of Purchase and Sale dated August
          18,1996, between California Jockey Club and Property Resources, Inc.
          (incorporated herein by reference to Exhibit 20.1 to the Quarterly
          Report on Form 10-Q of the registrants for the quarter ended September
          30, 1996 (File No. 1-9319 and 1-9320)).

10.23 Amendment No. 3 to Agreement of Purchase and Sale dated June 28, 1996, amending the Agreement of Purchase and Sale dated December 21, 1995 between California Jockey Club and Lee Iacocca & Associates, Inc.
          (incorporated herein by reference to Exhibit 20.3 to Quarterly Report on Form 10-Q of the reistrants for the quarter ended September 30, 1996 (File No.1-9319 and 1-9320)).

10.24 Amendment No. 2 to Agreement of Purchase and Sale dated May 31, 1996, amending the Agreement of Purchase and Sale dated December 21, 1995 between California Jockey Club and Lee Iacocca & Associates, Inc.
          (incorporated herein by reference to Exhibit 20.4 to the Quarterly
          Report on Form 10-Q of the registrants for the quarter ended
          September 30, 1996 (File No. 1-9319 and 1-9320)).

10.25 Amendment No. 1 to Agreement of Purchase and Sale dated March 5, 1996, amending the Agreement of Purchase and Sale dated December 21, 1995 between California Jockey Club and Lee Iacocca & Associates, Inc.
          (incorporated herein by reference to Exhibit 20.5 to the Quarterly
          Report on Form 10-Q of the registrants for the quarter ended September
          30, 1996 ( File No. 1-9319 and 1-9320)).

10.26     Form of California Jockey Club Indemnification Agreement
          (incorporated herein by reference to Exhibit 10.14 to the Quarterly
          Report on Form 10-Q for the registrants for the quarter ended
          September 30, 1996 (File No. 1-9319 and 1-9320)).

10.27     Agreement for Purchase and Sale of Real Property and Joint Escrow
          Instructions dated July 18, 1996, between California Jockey Club and
          Public Storage, Inc.

10.28     Amendment to Agreement for Purchase and Sale of Real Property and
          Joint Escrow Instructions dated as of January 31, 1997, between
          California Jockey Club and Public Storage, Inc.

10.29 Ground Lease dated November 22, 1996, between California Jockey Club and Borders, Inc.

10.30     Severance Agreement between Bay Meadows Operating Company and Eugene
          F. Barstotti, Jr. dated August 30, 1996 (incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9319 and 1-9320)).

10.31     Severance Agreement between Bay Meadows Operating Company and Sharon
          Kelly dated Ausgust 30, 1996 (incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and
          1-9320)).

10.32     Severance Agreement between Bay Meadows Operating Company and F. Jack
          Liebau dated August 30, 1996 (incorporated by reference to Exhibit
          10.3 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and 1-9320)).

10.33     Severance Agreement between Bay Meadows Operating Company and Michael
          Scalzo dated August 30, 1996 (incorporated herein by reference to Exhibit 10.4 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and
          1-9320)).

10.34     Severance Agreement between Bay Meadows Operating Company and Frank
          Trigeiro dated August 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and
          1-9320)).

10.35     Severance Agreement between Bay Meadows Operating Company and
          Nathaniel Wess dated August 30, 1996 (incorporated herein by reference to Exhibit 10.6 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9319 and 1-9320)).

10.36     Indemnification Agreement between Bay Meadows Operating Company and
          Eugene F. Barsotti, Jr. dated August 30, 1996 (incorporated herein by reference to Exhibit 10.7 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9319 and 1-9320)).

10.37     Indemnification Agreement between Bay Meadows Operating Company and
          Greg S. Gunderson dated August 30, 1996 (incorporated herein by reference to Exhibit 10.8 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and 1-9320)).

10.38     Indemnification Agreement between Bay Meadow Operating Company and F.
          Jack Liebau dated August 30, 1996 (incorporated herein by refernece to Exhibit 10.9 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9319 and
          1-9320)).

10.39     Indemnification Agreement between Bay Meadows Operating Company and
          John C. Harris dated August 30, 1996 (incorporated herein by refernece to Exhibit 10.10 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9319 and 1-9320)).

10.40     Indemnification Agreement between Bay Meadows Operating Company and
          Lee R. Tucker dated August 30, 1996 (incorporated herein by reference to Exhibit 10.11 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9319 and 1-9320)).

10.41     Indemnification Agreement between Bay Meadows Operating Company and
          Anthony J. Zidich dated August 30, 1996 (incorporated herein by reference to Exhibit 10.12 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No.
          1-9313 and 1-9320)).

10.42     Indemnification Agreement between Bay Meadows Operating Company and
          Frank Trigeiro dated August 30, 1996 (incorporated herein by reference to Exhibit 10.13 to the Report on Form 10-Q for the of the registrants for the quarter ended September 30, 1996 (File No. 1-9313 and 1-9320)).

22.1      Subsidiary of the registrants.

23.1      Consent of Deloitte & Touche LLP.

27.1      Combined Financial Data Schedule.

27.2      Bay Meadows Operating Company Financial Data Schedule.

27.3      California Jockey Club Financial Data Schedule.