Form 10-Q
period 1997-06-30
PATRIOT AMERICAN HOSPITALITY INC/DE; PATRIOT AMERICAN HOSPITALITY OPERATING CO\DE
filed 1997-08-14
CIK 16343, 715273

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ___________________ to _____________________

Commission File Number 1-9319                     Commission File  Number 1-9320

PATRIOT AMERICAN HOSPITALITY,                      PATRIOT AMERICAN HOSPITALITY
             INC.                                        OPERATING COMPANY
-----------------------------                     ------------------------------
 (Exact name of registrant                          (Exact name of registrant
as specified in its charter)                       as specified in its charter)

    Delaware           94-0358820                Delaware        94-2878485
--------------------------------------   ---------------------------------------
(State or other     (I.R.S. Employer      (State or other     (I.R.S. Employer
 jurisdiction of   Identification No.)    jurisdiction of    Identification No.)
incorporation or                          incorporation or
 organization)                             organization)

3030 LBJ Freeway, Suite 1500             3030 LBJ Freeway, Suite 1500
Dallas, Texas                    75234   Dallas, Texas                     75234
--------------------------------------   ---------------------------------------
(Address of principal       (Zip Code)   (Address of principal        (Zip Code)
 executive offices)                       executive offices)

           (972) 888-8000                            (972) 888-8000
--------------------------------------   ---------------------------------------
   (Registrant's telephone number,           (Registrant's telephone number,
         including area code)                      including area code)


       CALIFORNIA JOCKEY CLUB                  BAY MEADOWS OPERATING COMPANY
     2600 South Delaware Street                 2600 South Delaware Street
    San Mateo, California  94403               San Mateo, California  94402
--------------------------------------   ---------------------------------------
   (Former name, former address and         (Former name, former address and
 former fiscal year, if changed since     former fiscal year, if changed since
            last report)                             last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on August 12, 1997, was as follows:

               Registrant                               Number of Shares
               ----------                               ----------------
   Patriot American Hospitality, Inc.                      66,161,092
   Patriot American Hospitality Operating Company          66,161,092

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                                     INDEX

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:                                               PAGE
                                                                            ----

PATRIOT AMERICAN HOSPITALITY, INC. AND PATRIOT AMERICAN
 HOSPITALITY OPERATING COMPANY (FORMERLY CALIFORNIA
 JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
 SUBSIDIARY):
  Separate and Combined Statements of Operations for the six months ended
   June 30, 1997 (unaudited)................................................  5
  Separate and Combined Statements of Operations for the six months ended
   June 30, 1996 (unaudited)................................................  6
  Separate and Combined Statements of Operations for the three months ended
   June 30, 1997 (unaudited)................................................  7
  Separate and Combined Statements of Operations for the three months ended
   June 30, 1996 (unaudited)................................................  8
  Combined Balance Sheets as of June 30, 1997 (unaudited)
   and December 31, 1996....................................................  9
  Combined Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)..................................................... 10
  PATRIOT AMERICAN HOSPITALITY, INC.
   (FORMERLY CALIFORNIA JOCKEY CLUB):
   Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996..... 11
   Statements of Cash Flows for the six months ended June 30, 1997 and 1996
    (unaudited)............................................................. 12
  PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
   (FORMERLY BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY):
   Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
    December 31, 1996....................................................... 13
   Consolidated Statements of Cash Flows for the six months ended June 30,
    1997 and 1996 (unaudited)............................................... 14
  Notes to Financial Statements as of June 30, 1997 (unaudited)............. 15

PATRIOT AMERICAN HOSPITALITY, INC.:
  Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
   December 31, 1996........................................................ 18
  Consolidated Statements of Operations for the three months ended June 30,
   1997 and 1996 and the six months ended June 30, 1997 and 1996 (unaudited) 19 Consolidated Statements of Cash Flows for the six months ended June 30,
   1997 and 1996 (unaudited)................................................ 20
  Notes to Consolidated Financial Statements as of June 30, 1997 (unaudited) 21

CHC LEASE PARTNERS:
  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996...... 34
  Statements of Operations for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 (unaudited).............. 35
  Statements of Cash Flows for the six months ended June 30, 1997 and 1996
   (unaudited).............................................................. 36
  Notes to Financial Statements as of June 30, 1997 (unaudited)............. 37

NORTHCOAST HOTELS, L.L.C.:
  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996...... 40
  Statements of Operations for the three months ended June 30, 1997, the six months ended June 30, 1997 and the period April 2, 1996
   (inception of operations) through June 30, 1996 (unaudited).............. 41
  Statements of Cash Flows for the six months ended June 30, 1997 and the period April 2, 1996 (inception of operations) through June 30, 1996
   (unaudited).............................................................. 42
  Notes to Financial Statements as of June 30, 1997 (unaudited)............. 43

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                               INDEX - CONTINUED


                                                                            PAGE
                                                                            ----

PAH RSI, L.L.C.:
  Consolidated Balance Sheet as of June 30, 1997 (unaudited)................ 46
  Consolidated Statements of Operations for the three months ended June 30,
   1997 and the period January 16, 1997 (inception of operations) through
   June 30, 1997 (unaudited)................................................ 47
  Consolidated Statement of Members' Equity for the period January 16, 1997
   (inception of operations) through June 30, 1997 (unaudited).............. 48
  Consolidated Statement of Cash Flows for the period January 16, 1997
   (inception of operations) through June 30, 1997 (unaudited).............. 49
  Notes to Consolidated Financial Statements as of June 30, 1997 (unaudited) 50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS...................................................... 55

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................... 71

ITEM 5. OTHER INFORMATION................................................... 71

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
  Exhibits.................................................................. 71
  Reports on Form 8-K....................................................... 71

SIGNATURES.................................................................. 73

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

          INTRODUCTION TO SEPARATE AND COMBINED FINANCIAL STATEMENTS


     On July 1, 1997, the entity formerly known as Patriot American Hospitality, Inc. ("Patriot") merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." (the "Corporation") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" (the "Operating Company").

     The Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be acquired by Patriot. Consequently, the historical financial information of Patriot will become the historical financial information of the Corporation in all future filings. The interim financial information which Patriot would have been required to file with the Securities and Exchange Commission for the quarterly period ended June 30, 1997 has been included in this Joint Quarterly Report of the Corporation and the Operating Company for the quarterly period ended June 30, 1997 and follows the interim separate and combined financial statements of the Corporation and the Operating Company (formerly Cal Jockey and Bay Meadows and Subsidiary). This interim financial information includes interim financial statements of Patriot and of certain of the lessees who are responsible for operating the hotels owned by Patriot and its subsidiaries.

                        PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  (UNAUDITED)
--------------------------------------------------------------------------------

                                                     PATRIOT
                                  PATRIOT           AMERICAN
                                 AMERICAN          HOSPITALITY
                                HOSPITALITY,        OPERATING
                                    INC.             COMPANY          ELIMINATIONS       COMBINED
                                ------------       -----------        ------------       --------
REVENUES:
Pari-mutuel revenue.............. $    --            $17,786             $    --          $17,786
Producer fees....................      --                321                  --              321
Admissions, programs, parking
 and other racing income.........      --              2,434                  --            2,434
Concession sales.................      --              1,424                  --            1,424
Rental of racing facility........   2,017                573              (2,017)             573
Interest and dividend income.....     194                 68                 (24)             238
Gain on sale of securities.......   1,497                 --                  --            1,497
Other income.....................      24                457                  --              481
                                  -------            -------            --------          -------

       Total.....................   3,732             23,063              (2,041)          24,754
                                  -------            -------            --------          -------

COSTS AND EXPENSES:
Purses and incentive awards......      --              7,241                  --            7,241
Commissions paid to guest tracks.      --              1,089                  --            1,089
Direct operating costs...........      --              9,288                  --            9,288
Cost of concession sales.........      --                456                  --              456
Depreciation and amortization....     478                358                  --              836
Racing facility rental...........      --              2,024              (2,017)               7
Marketing........................      --                497                  --              497
General and administrative
 expense.........................     565              1,507                 (24)           2,048
Legal expenses...................     222                407                  --              629
Merger related costs.............   1,270                234                  --            1,504
Termination payments.............     600              1,151                  --            1,751
                                  -------            -------            --------          -------

       Total.....................   3,135             24,252              (2,041)          25,346
                                  -------            -------            --------          -------

INCOME (LOSS) BEFORE TAXES.......     597             (1,189)                 --             (592)

INCOME TAX BENEFIT...............      --                472                  --              472
                                  -------            -------            --------          -------

NET INCOME (LOSS)................ $   597            $  (717)           $     --          $  (120)
                                  =======            =======            ========          =======

PER SHARE AMOUNTS /(1)/:
   NET INCOME (LOSS).............    $.05              $(.06)                               $(.01)
                                  =======            =======                              =======

   DIVIDEND......................    $.19                                                    $.19
                                  =======                                                 =======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING /(1)/.  11,106             11,106                               11,106
                                  =======            =======                              =======

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  (UNAUDITED)
--------------------------------------------------------------------------------


                                                        PATRIOT
                                     PATRIOT           AMERICAN
                                    AMERICAN          HOSPITALITY
                                   HOSPITALITY,        OPERATING
                                       INC.             COMPANY          ELIMINATIONS       COMBINED
                                   ------------       -----------        ------------       --------
REVENUES:
   Pari-mutuel revenue.............. $    --            $23,534            $    --           $23,534
   Producer fees....................      --                398                 --               398
   Admissions, programs, parking
    and other racing income.........      --              2,731                 --             2,731

Concession sales....................      --              1,218                 --             1,218
   Rental of racing facility........   2,610                430             (2,610)              430
   Interest and dividend income.....     250                 93                 (4)              339
   Other income.....................       5                924                 --               929
                                     -------            -------            -------           -------

       Total........................   2,865             29,328             (2,614)           29,579
                                     -------            -------            -------           -------

COSTS AND EXPENSES:
   Purses and incentive awards......      --              9,639                 --             9,639
   Commissions paid to guest tracks.      --              1,599                 --             1,599
   Direct operating costs...........      --             10,574                 --            10,574
   Cost of concession sales.........      --                368                 --               368
   Depreciation and
    amortization....................     459                333                 --               792
   Racing facility rental...........      --              2,622             (2,610)               12
   Marketing........................      --                736                 --               736
   General and administrative
    expense.........................     432              1,632                 (4)            2,060
                                     -------            -------            -------           -------
       Total........................     891             27,503             (2,614)           25,780
                                     -------            -------            -------           -------

INCOME BEFORE INCOME TAX PROVISION..   1,974              1,825                 --             3,799

INCOME TAX PROVISION................      --                730                 --               730
                                     -------            -------            -------           -------

NET INCOME.......................... $ 1,974            $ 1,095            $    --           $ 3,069
                                     =======            =======            =======           =======

PER SHARE AMOUNTS /(1)/:
   NET INCOME....................... $   .18               $.10                                 $.28
                                     =======            =======                              =======

   DIVIDEND......................... $   .21                                                    $.21
                                     =======                                                 =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING /(1)/..........  11,106             11,106                               11,106
                                     =======            =======                              =======

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  (UNAUDITED)
--------------------------------------------------------------------------------


                                                        PATRIOT
                                     PATRIOT           AMERICAN
                                    AMERICAN          HOSPITALITY
                                   HOSPITALITY,        OPERATING
                                       INC.             COMPANY          ELIMINATIONS       COMBINED
                                   ------------       -----------        ------------       --------
REVENUES:
   Pari-mutuel revenue.............  $    --            $   687            $    --           $   687
   Admissions, programs, parking
    and other racing income........       --                808                 --               808
   Concession sales................       --                361                 --               361
   Rental of racing facility.......      357                413               (357)              413
   Interest and dividend income....       82                 19                 --               101
   Gain on sale of securities......    1,497                 --                 --             1,497
   Other income....................       22                274                 --               296
                                     -------            -------            -------           -------

       Total.......................    1,958              2,562               (357)            4,163
                                     -------            -------            -------           -------

COSTS AND EXPENSES:
   Purses and incentive awards.....       --                  1                 --                 1
   Direct operating costs..........       --              2,680                 --             2,680
   Cost of concession sales........       --                127                 --               127
   Depreciation and amortization...      239                177                 --               416
   Racing facility rental..........       --                358               (357)                1
   Marketing.......................       --                 32                 --                32
   General and administrative
    expense........................      410                779                 --             1,189
   Legal expenses..................      160                206                 --               366
   Merger related costs............      971                103                 --             1,074
   Termination payments............      600              1,151                 --             1,751
                                     -------            -------            -------           -------

       Total.......................    2,380              5,614               (357)            7,637
                                     -------            -------            -------           -------

LOSS BEFORE TAXES..................     (422)            (3,052)                --            (3,474)

INCOME TAX BENEFIT.................       --              1,220                 --             1,220
                                     -------            -------            -------           -------

NET LOSS...........................  $  (422)           $(1,832)           $    --           $(2,254)
                                     =======            =======            =======           =======

PER SHARE AMOUNTS /(1)/:
   NET LOSS........................    $(.04)             $(.16)                               $(.20)
                                     =======            =======                              =======

   DIVIDEND........................     $.19                                                    $.19
                                     =======                                                 =======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING /(1)/...   11,106             11,106                               11,106
                                     =======            =======                              =======


(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  (UNAUDITED)
--------------------------------------------------------------------------------


                                                        PATRIOT
                                     PATRIOT           AMERICAN
                                    AMERICAN          HOSPITALITY
                                   HOSPITALITY,        OPERATING
                                       INC.             COMPANY          ELIMINATIONS       COMBINED
                                   ------------       -----------        ------------       --------
REVENUES:
   Pari-mutuel revenue.............  $    --            $   701            $    --           $   701
   Admissions, programs, parking
    and other racing income........       --                796                 --               796
   Concession sales................       --                363                 --               363
   Rental of racing facility.......      398                290               (398)              290
   Interest and dividend income....      127                  7                 --               134
   Other income....................        2                479                 --               481
                                     -------            -------            -------           -------

       Total.......................      527              2,636               (398)            2,765
                                     -------            -------            -------           -------

COSTS AND EXPENSES:
   Purses and incentive awards.....       --                  5                 --                 5
   Direct operating costs..........       --              2,503                 --             2,503
   Cost of concession sales........       --                135                 --               135
   Depreciation and amortization...      229                167                 --               396
   Racing facility rental..........       --                404               (398)                6
   Marketing.......................       --                125                 --               125
   General and administrative
    expense........................      255                607                 --               862
                                     -------            -------            -------           -------
       Total.......................      484              3,946               (398)            4,032
                                     -------            -------            -------           -------

INCOME (LOSS) BEFORE TAXES.........       43             (1,310)                --            (1,267)

INCOME TAX BENEFIT.................       --                528                 --               528
                                     -------            -------            -------           -------

NET INCOME (LOSS)..................  $    43            $  (782)           $    --           $  (739)
                                     =======            =======            =======           =======

PER SHARE AMOUNTS /(1)/:
   NET INCOME (LOSS)...............  $    --              $(.07)                               $(.07)
                                     =======            =======                              =======

   DIVIDEND........................     $.21                                                    $.21
                                     =======                                                 =======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING /(1)/........   11,106             11,106                               11,106
                                     =======            =======                              =======

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.


See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                            JUNE 30,      DECEMBER 31,
                                              1997           1996
                                           -----------    ------------
ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents..............  $  4,256       $  2,027
   Securities available for sale (at......        --          2,612
    fair value)
   Securities held to maturity (at cost)..        --          4,463
   Accounts receivable (net of allowance
    for doubtful accounts of $22 in 1997
    and $77 in 1996)......................       163            527
   Prepaid expenses and other current
    assets................................       670            525
                                            --------       --------

       Total current assets...............     5,089         10,154
                                            --------       --------

PROPERTY, PLANT AND EQUIPMENT:
   Land...................................        --            691
   Land held for sale.....................     7,557          3,083
   Racing plant...........................    24,715         24,177
   Tennis facility held for sale..........       308            308
   Equipment and leasehold improvements...    11,428         11,032
                                            --------       --------

       Total..............................    44,008         39,291

   Accumulated depreciation and
    amortization..........................   (22,928)       (22,092)
                                            --------       --------

   Property, plant and equipment - net....    21,080         17,199
                                            --------       --------

OTHER ASSETS (net of accumulated
 amortization of $1,374 in 1997 and 1996).       101             96
                                            --------       --------

DEFERRED INCOME TAXES.....................       227            227
                                            --------       --------

TOTAL ASSETS..............................  $ 26,497       $ 27,676
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.......................  $    892       $  1,328
   Accrued liabilities....................     4,649          1,983
   Note payable...........................     2,900          2,900
                                            --------       --------

       Total current liabilities..........     8,441          6,211
                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value,
    authorized 10,000,000 shares;
    issued and outstanding
    11,105,796 shares /(1)/...............       116            116
   Additional paid in capital.............    18,384         18,385
   Retained earnings (deficit)............      (444)         1,750
   Unrealized gain on securities
    available for sale....................        --          1,214
                                            --------       --------

       Total stockholders' equity.........    18,056         21,465
                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY...................................  $ 26,497       $ 27,676
                                            ========       ========

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

COMBINED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                            1997     1996
                                          -------- --------
OPERATING ACTIVITIES:
   Net income (loss)..................... $  (120)  $ 3,069
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization........     836       792
    Gain on sale of securities...........  (1,497)       --
    Changes in operating assets and
     liabilities:
       Accounts receivable...............     364     2,258
       Amounts held on deposit for
        Thoroughbred horse owners........      --     2,920
       Income taxes receivable and
        payable..........................      --       637
       Prepaid expenses and other
        current assets...................    (150)     (414)
       Accounts payable..................    (436)   (3,417)
       Accrued liabilities...............   2,666      (975)
       Accrued purses....................      --      (687)
       Due to Thoroughbred horse owners..      --    (2,920)
       Uncashed pari-mutuel tickets and
        vouchers.........................      --    (4,321)
                                          -------   -------

       Net cash provided by (used in)
        operating activities.............   1,663    (3,058)
                                          -------   -------

INVESTING ACTIVITIES:
   Sale of securities available for sale.   2,895        --
   Purchase of securities held to
    maturity.............................  (2,000)   (8,382)
   Maturities of securities held to
    maturity.............................   6,463     8,575
   Purchase of property, plant and
    equipment............................  (4,717)   (1,631)
                                          -------   -------

       Net cash provided by (used in)
        investing activities.............   2,641    (1,438)
                                          -------   -------

FINANCING ACTIVITIES:
   Proceeds from note payable - bank.....      --     2,000
   Dividends.............................  (2,075)   (2,305)
                                          -------   -------

       Net cash used in financing
        activities.......................  (2,075)     (305)
                                          -------   -------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................   2,229    (4,801)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD...............................   2,027     7,307
                                          -------   -------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................. $ 4,256   $ 2,506
                                          =======   =======


See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC.
(FORMERLY CALIFORNIA JOCKEY CLUB)

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                             JUNE 30,    DECEMBER 31,
                                               1997          1996
                                           -----------   ------------
ASSETS                                    (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents..............  $  3,956       $  1,138
   Securities available for sale (at
    fair value)...........................        --          2,612
   Securities held to maturity (at cost)..        --          4,463
   Accounts receivable....................        20             36
   Receivable from Patriot American
    Hospitality Operating Company.........     1,299          2,332
   Prepaid expenses.......................        51              3
                                            --------       --------

       Total current assets...............     5,326         10,584
                                            --------       --------

PROPERTY, PLANT AND EQUIPMENT:
   Land...................................        --            691
   Land held for sale.....................     7,557          3,083
   Racing plant...........................    24,715         24,177
   Tennis facility held for sale..........       308            308
   Equipment..............................       460            460
                                            --------       --------

       Total..............................    33,040         28,719

   Accumulated depreciation...............   (16,407)       (15,929)
                                            --------       --------

       Property, plant and equipment -
        net...............................    16,633         12,790
                                            --------       --------

TOTAL ASSETS..............................  $ 21,959       $ 23,374
                                            ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.......................  $    143       $    184
   Accrued liabilities....................     1,827            509
   Note payable...........................     2,900          2,900
                                            --------       --------

       Total current liabilities..........     4,870          3,593
                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value,
    authorized 10,000,000 shares;
    issued and outstanding
    11,105,796 shares /(1)/...............        58             58
   Additional paid in capital.............    17,597         17,597
   Retained earnings (deficit)............      (566)           912
   Unrealized gain on securities
    available for sale....................        --          1,214
                                            --------       --------

       Total stockholders' equity.........    17,089         19,781
                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY...................................  $ 21,959       $ 23,374
                                            ========       ========

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.


See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC.
(FORMERLY CALIFORNIA JOCKEY CLUB)

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS)     (UNAUDITED)
--------------------------------------------------------------------------------


                                           1997      1996
                                         --------  --------
OPERATING ACTIVITIES:
  Net income............................. $   597   $ 1,974
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation..........................     478       459
   Gain on sale of securities............  (1,497)       --
   Changes in operating assets and
    liabilities:
    Accounts receivable..................      16        (2)
    Receivable from Patriot American
     Hospitality Operating Company.......   1,033       349
    Prepaid expenses and other assets....     (48)       --
    Accounts payable.....................     (41)      (62)
    Accrued liabilities..................   1,318        77
                                          -------   -------

    Net cash provided by operating
     activities..........................   1,856     2,795
                                          -------   -------

INVESTING ACTIVITIES:
  Sale of securities available for sale..   2,895        --
  Purchase of securities held to
   maturity..............................  (2,000)   (8,382)
  Maturities of securities held to
   maturity..............................   6,463     8,575
  Purchase of property, plant and
   equipment.............................  (4,321)     (747)
                                          -------   -------
    Net cash provided by (used in)
     investing activities................   3,037      (554)
                                          -------   -------

FINANCING ACTIVITIES:
   Dividends.............................  (2,075)   (2,305)
                                          -------   -------

    Net cash used in financing activities  (2,075)   (2,305)
                                          -------   -------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................   2,818       (64)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD...............................   1,138       989
                                          -------   -------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................. $ 3,956   $   925
                                          =======   =======




See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                             JUNE 30,    DECEMBER 31,
                                               1997          1996
                                             --------    ------------
ASSETS                                     (UNAUDITED)

CURRENT ASSETS:
 Cash and cash equivalents...............  $   300        $   889
 Accounts receivable (net of
  allowance for doubtful accounts of
  $22 in 1997 and $77 in 1996)...........      143            491
 Prepaid expenses and other current
  assets.................................      619            522
                                           -------        -------

       Total current assets..............    1,062          1,902
                                           -------        -------

PROPERTY, PLANT AND EQUIPMENT:
 Equipment and leasehold improvements....   10,968         10,572
 Accumulated depreciation and
  amortization...........................   (6,521)        (6,163)
                                           -------        -------
 Property, plant and equipment - net.....    4,447          4,409
                                           -------        -------

OTHER ASSETS (net of accumulated
 amortization of $1,374 in 1997 and 1996)      101             96
                                           -------        -------

DEFERRED INCOME TAXES....................      227            227
                                           -------        -------

TOTAL ASSETS.............................  $ 5,837        $ 6,634
                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable........................  $   749        $ 1,144
 Accrued liabilities.....................    2,822          1,474
 Payable to Patriot American
  Hospitality, Inc.......................    1,299          2,332
                                           -------        -------
       Total current liabilities.........    4,870          4,950
                                           -------        -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock .01 par value
  authorized 10,000,000 shares;
  issued and outstanding
  11,105,796 shares /(1)/................       58             58
 Additional paid in capital..............      787            788
 Retained earnings.......................      122            838
                                           -------        -------

       Total stockholders' equity........      967          1,684
                                           -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY..................................  $ 5,837        $ 6,634
                                           =======        =======

(1) After restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.


See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS)  (UNAUDITED)
--------------------------------------------------------------------------------

                                            1997      1996
                                          --------  --------
OPERATING ACTIVITIES:
   Net income (loss)....................  $  (717)  $ 1,095
   Adjustments to reconcile net income
    to net cash
    used in operating activities:
    Depreciation and amortization.......      358       333
    Changes in operating assets and
     liabilities:
    Accounts receivable.................      348     2,260
    Amounts held on deposit for
     Thoroughbred horse owners..........       --     2,920
    Income taxes receivable and
     payable............................       --       637
     Prepaid expenses and other assets..     (102)     (414)
     Accounts payable...................     (395)   (3,355)
     Accrued liabilities................    1,348    (1,052)
     Accrued purses.....................       --      (687)
     Due to Thoroughbred horse owners...       --    (2,920)
     Payable to Patriot American
      Hospitality, Inc..................   (1,033)     (349)
     Uncashed pari-mutuel tickets and
      vouchers..........................       --    (4,321)
                                          -------   -------

      Net cash used in operating
       activities.......................     (193)   (5,853)
                                          -------   -------

INVESTING ACTIVITIES:
   Purchase of property, plant and
    equipment...........................     (396)     (884)
                                          -------   -------
      Net cash used in investing
       activities.......................     (396)     (884)
                                          -------   -------

FINANCING ACTIVITIES:
   Proceeds from note payable - bank....       --     2,000
                                          -------   -------
      Net cash provided by financing
       activities.......................       --     2,000
                                          -------   -------

DECREASE IN CASH AND CASH EQUIVALENTS...     (589)   (4,737)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD..............................      889     6,318
                                          -------   -------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................  $   300   $ 1,581
                                          =======   =======



See notes to financial statements.

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited financial statements include condensed unaudited financial statements of Patriot American Hospitality, Inc. (the "Corporation") formerly known as California Jockey Club ("Cal Jockey") and Patriot American Hospitality Operating Company (collectively with its subsidiaries, the "Operating Company") formerly known as Bay Meadows Operating Company (collectively with its subsidiary, "Bay Meadows") on a combined basis and for each company individually. The term "Companies" as used herein includes the Corporation and the Operating Company. These combined financial statements include the accounts of Cal Jockey and Bay Meadows and its wholly-owned subsidiary. All significant affiliate and intercompany balances and transactions have been eliminated. The accompanying condensed unaudited financial statements should be read in conjunction with Cal Jockey's and Bay Meadows' 1996 Annual Report on Form 10-K for the year ended December 31, 1996. Net income per share is computed as net income divided by weighted average shares outstanding. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

          In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for the Corporation and the Operating Company individually, have been included in the financial statements. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, because of the seasonal nature of the operations.

          On July 10, 1997, the Board of Directors declared a 1.927-for-1 stock split on common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997. Unless otherwise indicated, all references in the combined financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the stock split. The total number of authorized shares has not been restated as a result of the 1.927-for-1 stock split. The total number of authorized shares has been increased as a result of the Merger (see discussion of the Merger below).

2.   NEW ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of Statement 128 will not have a material effect of the Companies' earnings per share.

3.   SUBSEQUENT EVENTS:

          On October 31, 1996, Cal Jockey and Bay Meadows entered into a merger agreement with the entity formerly known as Patriot American Hospitality, Inc. ("Patriot"). The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership and subsidiary of Patriot (the "Realty Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties. This agreement was approved unanimously by the respective Boards of Directors of Patriot, Cal Jockey and Bay Meadows and was approved by the shareholders of each of Patriot, Cal Jockey and Bay Meadows at the respective special meetings of shareholders on July 1, 1997.

          On July 1, 1997, pursuant to the Merger Agreement, Patriot merged with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving legal entity. In connection with the Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." and Bay Meadows changed its name to "Patriot American Hospitality Operating Company."

PATRIOT AMERICAN HOSPITALITY, INC. AND
PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING COMPANY AND
SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
--------------------------------------------------------------------------------


          Each share of the Corporation's common stock is "paired" and trades as a single unit with one share of the Operating Company's common stock. By operation of the Merger, each issued and outstanding share of Patriot's common stock was converted into 0.51895 shares of the Corporation's common stock and
0.51895 shares of the Operating Company's common stock (prior to giving effect to the 1.927-for-1 stock split in July 1997). Each paired share of Cal Jockey and Bay Meadows common stock remains outstanding and represents the same number of paired shares of the Corporation and the Operating Company.

          In connection with the Merger, Bay Meadows formed an operating partnership (the "Operating Partnership") into which Bay Meadows contributed its assets in exchange for limited partnership units of the Operating Partnership, and Cal Jockey contributed certain of its assets to the Realty Partnership in exchange for limited partnership units of the Realty Partnership (collectively, the Operating Partnership and the Realty Partnership are referred to herein as the "Patriot Partnerships"). Upon completion of the Merger and the transactions contemplated by the Merger Agreement, substantially all of the operations of the Corporation and the Operating Company will be conducted through the Patriot Partnerships.

          The Corporation and the Operating Company incurred certain legal and termination costs as a result of the Merger. The Companies' Separate and Combined Statements of Operations for the six months ended June 30, 1997 include $3,884 of such termination, legal and Merger related expenses.

          See Patriot's financial statements included elsewhere in this Joint Quarterly Report for discussion of events which occurred subsequent to the July 1, 1997 Merger.

                      PATRIOT AMERICAN HOSPITALITY, INC.

               INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS


     Following are unaudited consolidated financial statements for the entity formerly known as Patriot American Hospitality, Inc. ("Patriot") for the quarterly period ended June 30, 1997. On July 1, 1997, Patriot merged with and into California Jockey Club (the "Merger"), with California Jockey Club being the surviving legal entity.

     The following financial data represents the interim financial information Patriot would have been required to file with the Securities and Exchange Commission for the quarterly period ended June 30, 1997. This interim financial information also includes interim financial statements of certain of the lessees who are responsible for operating the hotels owned by Patriot and its subsidiaries.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                            JUNE 30,     DECEMBER 31,
                                              1997          1996
                                          -----------    ------------
                                          (UNAUDITED)
ASSETS
Investment in hotel properties and land
   held for development, net of
   accumulated depreciation of $37,930
   in 1997 and $19,815 in 1996...........  $1,011,940      $641,825
Cash and cash equivalents, including
   capital improvement reserves of
   $4,473 in 1997 and $2,458 in 1996.....       8,975         6,604
Lease revenue receivable.................      12,353         5,351
Receivables from selling entities........         722           847
Investments in unconsolidated
   subsidiaries..........................      12,448        11,291
Mortgage notes and other receivables
   from unconsolidated subsidiaries......      77,324        72,209
Mortgage and promissory notes and other
   receivables from Lessees and their
   affiliates............................      30,896           631
Inventory................................       2,150         1,648
Deferred expenses, net of accumulated
   amortization of $1,646 in 1997
   and $750 in 1996......................       9,656         3,063
Prepaid expenses and other assets........      10,937        17,462
                                           ----------      --------
         Total assets....................  $1,177,401      $760,931
                                           ==========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit and
   mortgage notes........................  $  584,294      $214,339
Dividends and distributions payable......          --        13,129
Accounts payable and accrued expenses....      10,069        10,117
Due to unconsolidated subsidiaries.......       6,314         6,034
Due to PAH RSI, L.L.C....................       1,944            --
Minority interest in Realty Partnership..     118,151        68,562
Minority interest in other partnerships..      15,767        11,711
Commitments and contingencies............          --            --
Shareholders' equity:
  Preferred stock, no par value,
    20,000,000 shares authorized,
    no shares issued and outstanding.....          --            --
  Common stock, no par value, 200,000,000
    shares authorized, shares issued and
    outstanding were 44,311,225 in 1997
    and 43,613,496 in 1996 /(1)/.........          --            --
  Paid-in capital........................     460,029       442,540
  Unearned stock compensation, net of
    accumulated amortization
    of $3,066 in 1997 and $1,139 in 1996.     (16,397)       (5,427)
  Distributions in excess of retained
    earnings.............................      (2,770)          (74)
                                           ----------      --------
         Total shareholders' equity......     440,862       437,039
                                           ----------      --------
         Total liabilities and
          shareholders' equity...........  $1,177,401      $760,931
                                           ==========      ========


(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 paired shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.


                       See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                           ------------------   -------------------
                                             1997      1996       1997       1996
                                           ------------------   -------------------
Revenue:
Participating lease revenue.............   $36,973    $17,913    $71,986    $30,269
Interest and other income...............       757         94      1,132        201
                                           -------    -------    -------    -------
Total revenue...........................    37,730     18,007     73,118     30,470
                                           -------    -------    -------    -------

Expenses:
Real estate and personal property taxes
 and casualty insurance.................     3,765      1,460      6,966      2,542
Ground lease expense....................       338        223        683        300
General and administrative..............     2,299        951      5,081      1,892
Interest expense........................     9,523      2,171     17,328      2,772
Depreciation and amortization...........     9,510      3,946     18,006      6,784
                                           -------    -------    -------    -------
Total expenses..........................    25,435      8,751     48,064     14,290
                                           -------    -------    -------    -------
Income before equity in earnings of
 unconsolidated subsidiaries and
 minority interest......................    12,295      9,256     25,054     16,180
Equity in earnings of unconsolidated
 subsidiaries...........................     2,072      1,243      3,093      2,605
                                           -------    -------    -------    -------
Income before minority interest.........    14,367     10,499     28,147     18,785

Minority interest in Realty Partnership.    (2,302)    (1,816)    (4,534)    (2,974)
Minority interest in other partnerships.      (247)        --       (447)        --
                                           -------    -------    -------    -------
Net income applicable to common
 shareholders...........................   $11,818    $ 8,683    $23,166    $15,811
                                           =======    =======    =======    =======


Net income per common share /(1)/.......     $0.26      $0.29      $0.52      $0.53
                                           =======    =======    =======    =======

Dividend per common share /(1)/.........     $0.32      $0.24      $0.58      $0.48
                                           =======    =======    =======    =======

Weighted average number of common
 shares and common share equivalents
 outstanding /(1)/......................    44,985     30,349     44,783     29,906
                                           =======    =======    =======    =======

(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 paired shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.



                       See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                SIX MONTHS
                                              ENDED JUNE 30,
                                          ---------------------
                                             1997        1996
                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................  $  23,166   $  15,811
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation........................      17,949       6,724
   Amortization of unearned stock
     compensation......................       1,927         284
   Amortization of deferred loan costs          770         122
   Amortization of lease inducement
     costs.............................          72          46
   Other amortization..................          57          60
   Payment of interest on notes
     receivable from Unconsolidated
     subsidiaries......................       1,394       2,129
   Accrued interest added to notes
     receivable from Lessees and
     their affiliates..................        (576)         --
   Issue common stock to directors....           --          37
   Equity in earnings of
     unconsolidated subsidiaries.......      (3,093)     (2,605)
   Minority interest in income of
     Realty Partnership................       4,534       2,974
   Minority interest in income of
     other partnerships................         447          --
   Changes in assets and liabilities:
   Lease revenue receivable...........       (7,002)     (1,947)
   Receivables from selling entities..            7          --
   Receivables from Lessees...........          311          --
   Prepaid expenses and other assets..         (296)        152
   Accounts payable and other accrued
     expenses..........................        (337)      1,037
   Due to unconsolidated subsidiaries.          280         (21)
   Due to PAH RSI, L.L.C..............       (1,147)         --
                                          ---------   ---------
          Net cash provided by
           operating activities.........     38,463      24,803
                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and
    related working capital assets......   (242,625)   (139,152)
   Improvements and additions to hotel
    properties..........................    (33,636)     (3,619)
   Collection of receivables from
    selling entities....................        287         572
   Prepaid acquisition costs............     (7,744)     (2,166)
   Investment in unconsolidated
    subsidiaries........................     (1,574)         --
   Investment in mortgage and
    promissory notes receivable from
    Lessees and their affiliates            (30,035)         --
   Principal payment received on other
    note receivable.....................         --         101
                                          ---------   ---------
          Net cash used in investing
           activities...................   (315,327)   (144,264)
                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit and
    mortgage note.......................    354,854     141,161
   Repay borrowings under line of credit    (13,388)    (39,500)
   Payment of deferred loan costs.......     (7,358)       (846)
   Payment of offering costs............        (79)     (2,477)
   Net proceeds of private placement....         --      39,417
   Proceeds from exercise of options....         56          --
   Contribution received from minority
    interest in other partnerships......      3,608          --
   Payments to redeem OP Units..........    (14,441)         --
   Dividends and distributions paid.....    (44,017)    (16,388)
                                          ---------   ---------
          Net cash provided by
           financing activities.........    279,235     121,367
                                          ---------   ---------

Net increase in cash and cash
 equivalents............................      2,371       1,906
Cash and cash equivalents at beginning
 of period..............................      6,604       4,769
                                          ---------   ---------
Cash and cash equivalents at end of
 period.................................  $   8,975   $   6,675
                                          =========   =========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest............................  $  17,250   $   2,713
                                          =========   =========

See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.   ORGANIZATION AND BASIS OF PRESENTATION:

          Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

          Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Realty Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 83.4% limited partnership interest in the Realty Partnership as of June 30, 1997.

          At June 30, 1997, Patriot, through the Realty Partnership and other subsidiaries, owned interests in 56 hotels in 22 states with an aggregate of 13,355 guest rooms.

          Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose entities, to lessees who are responsible for operating the hotels (the "Lessees"). Patriot leases 25 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. Eight of the hotels are leased to PAH RSI, L.L.C. ("PAH RSI Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leases six hotels; Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels; Metro Hotels Leasing Corporation ("Metro Lease Partners") leases one hotel and Grand Heritage Leasing, L.L.C. (the "Grand Heritage Lessee") leases three hotels under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Marriott International, Inc., respectively.

          These unaudited consolidated financial statements include the accounts of Patriot, its wholly-owned subsidiaries and the partnerships in which Patriot owns at least 50% controlling interest. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Patriot's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation.

          On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. The number of units of limited partnership interest in the Realty Partnership ("OP Units") outstanding did not change after the 2-for-1 stock split.

          On July 1, 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between Patriot, California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows"), Patriot merged with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving legal entity. Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows as a single unit pursuant to a stock pairing arrangement. In connection with the Merger, Cal Jockey changed its name to Patriot American Hospitality, Inc. (the "Corporation") and Bay Meadows changed its name to Patriot American Hospitality

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Operating Company (the "Operating Company"). By operation of the Merger, each issued and outstanding share of Patriot's common stock was converted into
0.51895 shares of the Corporation's common stock and 0.51895 shares of the Operating Company's common stock (prior to giving effect to the 1.927-for-1 stock split discussed below).

          In addition, on July 10, 1997, the respective Boards of Directors of the Corporation and the Operating Company declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

          Unless otherwise indicated, all references in the consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Patriot common stock into 0.51895 paired shares issued in the Merger and the 1.927-for-1 stock split. In addition, all references in the consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to the 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

          As a result of the 2-for-1 stock split in March 1997 and the Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor will be adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of Statement 128 will not have a material effect on Patriot's earnings per share.

          Repairs and maintenance of hotel properties owned by Patriot are paid by the Lessees. Major renewals and betterments are capitalized. Interest associated with borrowings used to finance substantial hotel additions is capitalized and depreciated over the estimated useful life of the assets. Interest of $951 was capitalized for the six months ended June 30, 1997. No interest was capitalized for the six months ended June 30, 1996.

2.   ACQUISITION OF HOTEL PROPERTIES:

          On January 16, and January 17, 1997, Patriot acquired Resorts Limited Partnership, Carefree Resorts Corporation and their assets (the "Carefree Acquisition"). The assets of these entities include a 100% fee interest in The Boulders near Scottsdale, Arizona and The Lodge at Ventana Canyon in Tucson, Arizona, and a 50% partnership interest in the entities that own The Peaks Resort and Spa at Telluride, Colorado and Carmel Valley Ranch in Carmel, California. The four resort properties are collectively referred to as the "Carefree Resorts."

          Additionally, on January 17, 1997, Patriot acquired from The Morgan Stanley Real Estate Fund, L.P. and certain of its affiliates the remaining 50% partnership interest in the entities that own The Peaks Resort and Spa and Carmel Valley Ranch (the "Morgan Stanley Acquisition").

          The aggregate purchase price of the Carefree Acquisition and the Morgan Stanley Acquisition was approximately $263,600 and consisted of 1,295,077 OP Units valued at approximately $58,662, the assumption of approximately $28,489 of debt related to The Lodge at Ventana Canyon, the assumption of a net working capital liability of approximately $5,900 and approximately $170,549 in cash (including closing costs and loan commitment fees). The cash portion of the purchase price was financed primarily with funds drawn on Patriot's revolving credit facility (the "Line of Credit").

          Patriot has leased the Carefree Resorts to PAH RSI Lessee for a period of one year pursuant to separate Participating Lease agreements. PAH RSI Lessee is owned and controlled by certain executive officers of Patriot.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


          On January 14, 1997, Patriot, through the Realty Partnership, acquired the 190-room Radisson Hotel in Overland Park, Kansas for approximately $7,700, which was financed primarily with funds drawn on the Line of Credit. The hotel is leased for a period of ten years to CHC Lease Partners pursuant to a Participating Lease agreement.

          On January 29, 1997, Patriot, through the Realty Partnership, acquired the 313-room Radisson Hotel in Northbrook, Illinois for approximately $15,600, which was financed primarily with funds drawn on the Line of Credit. The hotel is leased to PAH RSI Lessee for a period of one year pursuant to a Participating Lease agreement.

          On March 6, 1997, Patriot, through the Realty Partnership, acquired the 112-room Holiday Inn Redmont Hotel in Birmingham, Alabama for approximately $2,700. The acquisition was financed primarily with funds drawn on the Line of Credit. The hotel is leased to Grand Heritage Lessee for a period of ten years pursuant to a Participating Lease agreement.

          In addition, during the first quarter of 1997, Patriot, through a consolidated partnership (see Note 7), acquired the 230-room Doubletree Guest Suites Hotel (formerly the Luxeford Suites Hotel) in Minneapolis, Minnesota for approximately $18,600. The hotel is leased to PAH RSI Lessee for a one-year period pursuant to a Participating Lease agreement. The acquisition of the hotel was financed through a combination of cash and funds drawn on the Line of Credit.

          On April 14, 1997, Patriot, through a consolidated partnership (see
Note 7), acquired the 298-room Sheraton Park Place Hotel in Minneapolis, Minnesota for approximately $17,000. The hotel is leased to PAH RSI Lessee for a one-year period pursuant to a Participating Lease agreement. The acquisition of the hotel was financed through a combination of cash and funds drawn on the Line of Credit.

          On May 15, 1997, Patriot, through the Realty Partnership, acquired the 385-room Hilton Inn Myrtle Beach in Myrtle Beach, South Carolina for approximately $35,000. The acquisition was financed primarily with funds drawn on the Line of Credit. The hotel is leased to PAH RSI Lessee for a period of ten years pursuant to a Participating Lease agreement.

3.   LAND HELD FOR DEVELOPMENT:

          In connection with the acquisition of the Carefree Resorts, Patriot acquired certain land held for development, including commercial and residential land and construction in progress of single-family homes. A balance of approximately $26,280 of land held for development is included in Investment in Hotel Properties and Land Held for Development in the accompanying balance sheet as of June 30, 1997. Patriot recorded proceeds of approximately $4,896 as a result of land sales for the six months ended June 30, 1997 which was recorded as a reduction in the basis of land held for development.

4.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES:

          In connection with the Carefree Acquisition, Patriot, through the Realty Partnership, contributed certain assets associated with the Carefree Resorts (including the right to receive certain royalty fees) valued at $1,574 in exchange for an approximate 99% non-voting ownership interest in PAH Boulders, Inc., a Virginia corporation. The controlling 1% voting ownership interest in PAH Boulders, Inc. is held by certain executive officers of Patriot.

5.   MORTGAGE AND PROMISSORY NOTES AND OTHER RECEIVABLES FROM LESSEES AND THEIR
     AFFILIATES:

Mortgage Notes

          In June 1997, Patriot loaned approximately $20,500 to a partnership affiliated with members of CHC Lease Partners, related to the Doubletree Hotel in Glenview, Illinois which is owned by such partnership. The loan matures in two years, bears interest at a rate per annum equal to 30-day LIBOR plus 2.75% and is secured by a first

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


priority lien on the hotel. Patriot has agreed in principle to loan an aggregate of $103,000 to partnerships affiliated with the members of CHC Lease Partners to enable such partnerships to refinance existing indebtedness relating to four hotels: the Doubletree Hotel in Glenview, Illinois discussed above, the Sheraton Gateway Hotel in Miami, Florida (also known as the Sheraton River House Hotel), the Grand Bay Hotel in Miami, Florida, and the Sheraton Grand Hotel in Tampa, Florida.

PAH RSI Lessee

          In connection with the Carefree Acquisition, the Realty Partnership and certain of its subsidiaries acquired certain assets relating to the Carefree Resorts and then sold these assets to PAH RSI Lessee for approximately $2,000. In addition, PAH RSI Lessee acquired from the Realty Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9,000. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

NorthCoast Lessee

          In March 1997, the Realty Partnership advanced $500 to the NorthCoast Lessee for construction of laundry facilities at the Hyatt Regency in Lexington, Kentucky. Interest accrues on the outstanding note balance at a rate of 9.6% per annum. Monthly payments of principal and interest are required in an amount sufficient to pay accrued interest and amortize the principal balance over the three year loan term. The note may be prepaid without penalty.

6.   LINE OF CREDIT AND MORTGAGE NOTES:

          Borrowings under the Line of Credit and other mortgage notes consist of the following:

                                           June 30,    December 31,
                                             1997          1996
                                          ---------    ------------
Line of credit...........................  $520,305      $192,339
Mortgage note payable to Paine Webber
 Real Estate Securities, Inc.............    22,000        22,000
Mortgage note payable to First National
 Bank of Commerce........................    13,500            --
Senior note payable to FINOVA Capital
 Corporation.............................    18,758            --
Junior note payable to FINOVA Capital
 Corporation.............................     8,830            --
Interest payable to FINOVA Capital
 Corporation.............................       901            --
                                           --------      --------
                                           $584,294      $214,339
                                           ========      ========

Line of Credit

          In January 1997, the maximum amount available under Patriot's Line of Credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") was increased from $250,000 to $475,000, along with certain other modifications. In addition, Paine Webber Real Estate extended a $22,000 single asset loan related to the Wyndham Greenspoint Hotel (the "Greenspoint Loan") on economic terms substantially similar to the Line of Credit. The Line of Credit and the Greenspoint Loan are cross-defaulted. In May 1997, the maximum amount available under Patriot's Line of Credit was increased to $625,000, and certain other modifications were also made. The Line of Credit and the Greenspoint Loan bear interest on the outstanding balances at a rate per annum equal to 30-day LIBOR plus 1.90%. LIBOR was 5.69% at June 30, 1997 and 5.56% at December 31, 1996. The weighted average interest rate incurred by Patriot under this borrowing was 7.59% and 7.34% for the three months ended June 30, 1997 and 1996, respectively, and 7.48% and 7.36% for the six months ended June 30, 1997 and 1996, respectively.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



          The Line of Credit requires Patriot to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. Patriot is in compliance with such covenants at June 30, 1997.

Mortgage Notes

          On January 17, 1997, Patriot, through the Realty Partnership, obtained financing from the First National Bank of Commerce, New Orleans, Louisiana in the amount of $13,500. The net proceeds from the financing of approximately $13,388 were used to repay the Line of Credit and release the Bourbon Orleans Hotel from the borrowing base of the Line of Credit. The principal amount of the note along with accrued interest is due January 1, 2004. Interest at a rate of LIBOR plus 2% is payable monthly commencing February 1, 1997 through January 1, 1999. Thereafter, monthly payments of principal and interest are due through maturity. The weighted average interest rate incurred by Patriot under this borrowing during the three months and the six months ended June 30, 1997 was 7.69% and 7.58%, respectively. The note is collateralized by a first mortgage lien on the Bourbon Orleans Hotel.

          In connection with the Carefree Acquisition, Patriot assumed certain mortgage debt in the amount of $28,489 which is collateralized by the property and equipment at The Lodge at Ventana Canyon. The senior and junior notes payable to FINOVA Capital Corporation ("FINOVA") provide for annual interest to accrue at a rate of 6.5% (computed based on stated interest payment amounts); however, through March 1, 1998, actual interest paid is dependent on the attainment of certain levels of annual cash flows, as defined, of The Lodge at Ventana Canyon. Any interest that accrues on the notes which is unpaid during this period is added to the senior note balance. If The Lodge at Ventana Canyon is sold after March 1, 2000 and distributions of the net sales proceeds, as defined, are made to FINOVA in accordance with the terms specified in the related purchase agreement, any remaining unpaid balance on the junior note may be deemed discharged. Except as noted above, all unpaid principal and interest is due upon maturity on March 1, 2005.

          Patriot also has a construction loan available from FINOVA which was assumed in connection with the acquisition of The Lodge at Ventana Canyon. Under the terms of the construction loan agreement, FINOVA is required to loan to Patriot a maximum of $4,500 (approximately 60% of the budgeted construction cost) for the planned expansion of The Lodge at Ventana Canyon. No funds have been drawn under this agreement by Patriot as of June 30, 1997.

7.   MINORITY INTERESTS:

Minority Interest in Realty Partnership

          During the first quarter of 1997, the Realty Partnership issued an additional 10,188 OP Units valued at approximately $370 in connection with The Tutwiler Hotel acquisition, and 1,295,077 OP Units valued at approximately $58,662 in connection with the Carefree Resorts acquisition.

          In accordance with their redemption rights, during the first quarter of 1997 certain partners elected to redeem a total of 4,255 OP Units for a total of $201 in cash (based upon the market price of Patriot's common stock on the effective dates of the redemptions). During the second quarter of 1997, certain partners elected to redeem a total of 375,351 OP Units for a total of $14,240 in cash (based upon the market price of Patriot's common stock on the effective dates of the redemptions) and 150,000 shares of Patriot's common stock.

          The Realty Partnership has 3,443,467 OP Units and 662,391 Preferred OP Units outstanding as of June 30, 1997 (excluding OP Units held by Patriot).

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Minority Interest in Other Partnerships

          In February 1997, Patriot entered into a partnership agreement in which the Realty Partnership owns a 90% general partnership interest and DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, owns a 10% limited partnership interest. The partnership, PAH-DT Minneapolis Partnership, L.P. ("PAH-DT Minneapolis"), was formed for the purpose of acquiring certain hotel properties.

          On March 3, 1997, PAH-DT Minneapolis acquired the 230-room Doubletree Guest Suites Hotel (formerly the Luxeford Suites Hotel) in Minneapolis, Minnesota for approximately $18,600. The acquisition was financed through cash contributions to the partnership of approximately $16,737 by Realty Partnership and $1,863 by DTR. Realty Partnership's contribution was financed primarily with funds drawn on the Line of Credit.

          In April 1997, Patriot entered into a partnership agreement in which Realty Partnership owns a 90% general partnership interest and DTR owns a 10% limited partnership interest. The partnership, PAH-DT Park Place Partners, L.P. ("PAH-DT Park Place"), was formed for the purpose of acquiring certain hotel properties. On April 14, 1997, PAH-DT Park Place acquired the 298-room Sheraton Park Place Hotel in Minneapolis, Minnesota for approximately $17,000. The acquisition was financed through cash contributions to the partnership of approximately $15,305 by Realty Partnership and $1,695 by DTR. Realty Partnership's contribution was financed primarily with funds drawn on the Line of Credit.

8.   SHAREHOLDERS' EQUITY:

Capital Stock

          On January 30, 1997, Patriot declared a 2-for-1 stock split effected in the form of a stock dividend, which was distributed on March 18, 1997 to shareholders of record on March 7, 1997.

          On June 19, 1997, Patriot declared a $0.2625 per common share dividend to holders of record on June 27, 1997. In addition, in connection with the Merger, Patriot also declared a special dividend of $0.06 per common share payable to holders of record on June 27, 1997. These dividends were paid on June 30, 1997. On March 24, 1997, Patriot declared a $0.2625 per common share dividend to holders of record on March 31, 1997. Concurrent with each of the dividend declarations, the Realty Partnership authorized distributions in the same amount. Patriot paid dividends of $0.24 per common share for the each of the first and second quarters of 1996.

Stock Grant Awards

          During the first quarter of 1997, pursuant to Patriot's 1995 Incentive Plan, the Board of Directors awarded 480,007 shares of common stock to two of its executive officers. During the second quarter of 1997, pursuant to Patriot's 1995 Incentive Plan, the Board of Directors awarded 63,700 shares of common stock to two other officers of the company. Patriot has recorded a total of $12,897 (the aggregate value of Patriot's common stock based on the market price at the date of the award) as unearned stock compensation, which is being amortized over the vesting periods of one to five years. For the three months ended June 30, 1997 and 1996, $1,306 and $118, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements. For the six months ended June 30, 1997 and 1996, $1,927 and $284, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

          In connection with the Carefree Acquisition, on January 17, 1997, certain former owners of the Carefree Resorts who are also employees of Resorts Services, Inc., the company which manages the Carefree Resorts, were granted nonqualified options to purchase an aggregate of 780,008 shares of Patriot common stock at an exercise

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


price of $19.125 (based on the market price of Patriot's common stock on the date the purchase contract with Carefree Resorts was executed after giving effect to the March 1997 and July 1997 stock splits and the merger transaction discussed in Notes 1 and 12) as additional consideration for entering into the purchase and sale agreement for the Carefree Resorts. The estimated fair value of the options issued, in the aggregate amount of $3,266, was recorded as additional purchase consideration for the acquisition of the Carefree Resorts. The options to purchase common stock vest annually over a period of four years.

          During the first quarter of 1997, one of the executive officers of Patriot was granted nonqualified options to purchase an aggregate of 560,009 shares of common stock at an exercise price of $24.12 (based on the market price of Patriot's common stock on the date of the grant after giving effect to the March 1997 and July 1997 stock splits and the merger transaction discussed in Notes 1 and 12). These options to purchase common stock vest annually over a period of four years.

          During the second quarter of 1997, the Compensation Committee of Patriot's Board of Directors awarded a two-tier option program for Patriot's chief executive officer which is intended to be his sole equity award for the next five years. The tier one award is a ten-year option to purchase 1,350,022 shares of common stock with an exercise price equal to $22.375 per share, the fair market value of Patriot's common stock on the date of the grant (after giving effect to the July 1997 stock split and the merger transaction discussed in Note 12). This option is not exercisable until April 1, 2002. The tier two award is a ten-year premium priced option to purchase an aggregate of 1,250,020 shares of common stock. This grant has five equal tranches of 250,004 shares each with an increasing exercise price ranging from $24.60 to $36.03. This tier two option is not exercisable until April 1, 2002.

          Additionally, during the second quarter of 1997, another executive officer of Patriot was granted nonqualified options to purchase an aggregate of 100,001 shares of common stock at an exercise price of $22.62 (based on the market price of Patriot's common stock on the date of the grant after giving effect to the July 1997 stock split and the merger transaction discussed in Note
12). These options to purchase common stock vest annually over a period of five years.

9.   NONCASH INVESTING AND FINANCING ACTIVITIES:

          In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

                                                       1997       1996
                                                     --------   --------
          Receivables from selling entities......... $  (169)   $   277
          Inventory.................................    (485)       107
          Prepaid expenses and other assets.........     (23)       323
          Mortgage debt.............................  28,489         --
          Accounts payable and accrued liabilities..     (54)     2,657
          Due to PAH RSI Lessee for working
           capital liabilities assumed..............   3,712         --

          Due to PAH RSI Lessee for land development
           costs.................................... $ 1,412    $    --

          Land sale proceeds due from PAH RSI
           Lessee................................... $(4,145)   $    --

          Reclassification of prepaid acquisition
           costs to property costs.................. $11,473    $    --

          Capital lease obligation acquired......... $   430    $    --

          Issuance of options in connection with
           the acquisition of hotel properties...... $ 3,266    $    --

          Issuance of OP Units in connection with
           the acquisition of hotel properties...... $59,032    $12,803

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



10.  COMMITMENTS AND CONTINGENCIES:

Proposed Acquisitions

          On April 14, 1997, Patriot entered into a merger agreement with Wyndham Hotel Corporation ("Wyndham"), through which the Corporation agreed to acquire Wyndham's portfolio of 23 owned and leased hotels, with an aggregate of 4,877 guest rooms, management and franchise agreements for Wyndham's 64 managed and franchised properties throughout North America, management and franchise agreements for 15 properties which are currently closed for renovation or construction or are in the process of being converted to the Wyndham brand, and Wyndham's proprietary brand names, including Wyndham/sm/, Wyndham Garden(R) and Wyndham Hotels & Resorts/sm/ (the "Wyndham Acquisition"). Terms of the Wyndham Acquisition provide for Wyndham shareholders to receive 1.372 paired shares of the Corporation common stock and Operating Company common stock (subject to adjustment under certain circumstances), with up to $100,000 of such consideration payable in cash, at the option of the Wyndham shareholders.

          Additionally, in July 1997, Wyndham acquired ClubHouse Hotels, Inc. ("ClubHouse"), a privately-held company based in Kansas which owns a chain of 16 hotels along with the ClubHouse brand name and a franchise for one additional hotel. As a result of the transaction, Wyndham will directly or indirectly own and manage 13 of the hotels, will own partial interests and manage three of the hotels and will license one franchised ClubHouse hotel.

          In connection with the proposed Wyndham Acquisition, Patriot also entered into a definitive agreement with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by the Corporation of 11 full-service Wyndham-branded hotels with 3,072 rooms (the "Crow Properties Acquisition" and, collectively with the Wyndham Acquisition, the "Wyndham Transactions") for an aggregate purchase price of approximately $331,664 in cash, plus up to approximately $14,000 in additional cash consideration if two of the hotels meet certain cash flow targets. The Wyndham Transactions, are subject to various closing conditions including approval of the Wyndham Acquisition by the stockholders of the Corporation, the Operating Company and Wyndham. It is currently anticipated that the stockholder meetings to approve the Wyndham Acquisition will occur in the fourth quarter of 1997.

Potential Acquisitions

          The Corporation has entered into agreements or letters of intent to purchase six hotels with an aggregate of 1,883 rooms for a combined purchase price (excluding closing costs and other acquisition-related expenses) of approximately $185,500. These acquisitions are subject to a number of conditions
including completion of the Corporation's due diligence.   In addition, the
Corporation has entered into an agreement to acquire Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidiaries, including an investment in one hotel property, for a total acquisition price estimated to be approximately $25,300.

Development Fees

          The Carefree Resorts which are leased to PAH RSI Lessee are managed by Resorts Services, Inc., an Arizona corporation. In connection with the acquisition of the Carefree Resorts, Patriot agreed to pay certain executive officers and employees a development fee equal to 3% of the total development cost, as defined, of certain new resort construction. In connection with the Merger, the parties have agreed to evaluate the existing agreement and may modify existing terms.

Contingencies

          Except as described below, Patriot currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


          On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of Wyndham stockholders, against Wyndham, Patriot and the members of the Board of Directors of Wyndham. The complaint alleges that the Wyndham Board of Directors breached its fiduciary duties owed to Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Acquisition. In particular, the complaint alleges that the Wyndham Acquisition was negotiated at the expense of Wyndham's public stockholders, and that the Wyndham Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Properties Acquisition with members of the Trammell Crow family. Patriot is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Wyndham Acquisition under the terms presently proposed and also seeks unspecified damages. Patriot denies the allegations in the complaint and expects to defend the action vigorously.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


11.  PRO FORMA FINANCIAL INFORMATION:

            The following unaudited pro forma condensed consolidated statements of operations of Patriot are presented as if (i) the acquisition of the 56 hotels owned by Patriot as of June 30, 1997, and (ii) the private placement of equity securities and public offering of Patriot's common stock which occurred during 1996 had occurred on January 1, 1996, and the hotels (except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of Patriot would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                     1997               1996
                                                   --------           --------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Revenue:
   Participating lease revenue....................  $75,222            $70,925
   Interest and other income......................    2,017              1,672
                                                    -------            -------
     Total revenue................................   77,239             72,597
                                                    -------            -------
Expenses:
   Real estate and personal property
    taxes and casualty insurance..................    7,647              7,227
   Ground lease expense...........................      683                680
   General and administrative.....................    6,132              4,586
   Interest expense...............................   22,886             22,755
   Depreciation and amortization..................   19,264             17,702
                                                    -------            -------
     Total expenses...............................   56,612             52,950
                                                    -------            -------
Income before equity in earnings of unconsolidated
 subsidiaries and minority interest...............   20,627             19,647
   Equity in earnings of
    unconsolidated subsidiaries...................    3,093              3,113
                                                    -------            -------
Income before minority interests..................   23,720             22,760
   Minority interest in Realty
    Partnership...................................   (3,625)            (3,475)
   Minority interest in other
    partnerships..................................     (480)              (487)
                                                    -------            -------
Net income applicable to common
 shareholders.....................................  $19,615            $18,798
                                                    =======            =======

Net income per common share /(1)/.................    $0.43              $0.42
                                                    =======            =======
Weighted average number of common
 shares and common share equivalents
 outstanding /(1)/................................   45,095             45,095
                                                    =======            =======

(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 paired shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


12.  SUBSEQUENT EVENTS:

The Merger

          On July 1, 1997, pursuant to the Merger Agreement, Patriot merged with and into Cal Jockey, with Cal Jockey being the surviving legal entity. In connection with the Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." (referred to herein as the Corporation) and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" (referred to herein as the Operating Company). The Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be acquired by Patriot. Consequently, the historical financial information of Patriot will become the historical financial information of the Corporation in all future filings.

          Each share of the Corporation's common stock is "paired" and trades as a unit with one share of the Operating Company's common stock. By operation of the Merger, each issued and outstanding share of Patriot's common stock was converted into 0.51895 shares of the Corporation's common stock and 0.51895 shares of the Operating Company's common stock (prior to giving effect to the 1.927-for-1 stock split in July 1997). Each paired share of Cal Jockey and Bay Meadows common stock remains outstanding and represents the same number of paired shares of the Corporation and the Operating Company.

          In connection with the Merger, Bay Meadows formed an operating partnership (the "Operating Partnership") into which Bay Meadows contributed its assets in exchange for limited partnership units of the Operating Partnership, and Cal Jockey contributed certain of its assets to the Realty Partnership in exchange for limited partnership units of the Realty Partnership (collectively, the Operating Partnership and the Realty Partnership are referred to herein as the "Patriot Partnerships"). Upon completion of the Merger and the transactions contemplated by the Merger Agreement (the "Related Transactions"), substantially all of the operations of the Corporation and the Operating Company will be conducted through the Patriot Partnerships.

          In connection with the Merger, the total number of shares authorized was increased. The amounts of authorized shares are as follows: (i) 100 million shares of preferred stock, (ii) 650 million shares of common stock, and (iii) 750 million shares of excess stock (as defined in the amended and restated charters of the Corporation and the Operating Company).


Acquisition of Properties

          In July 1997, the Corporation, through the Realty Partnership and its subsidiaries, acquired eight hotels with a total of 1,595 rooms for approximately $107,900, which included the 266-room Holiday Inn Westlake, the 196-room Radisson Beachwood, and the 113-room Courtyard by Marriott Beachwood, all in Cleveland, Ohio; the 130-room Radisson Hotel in Akron, Ohio; the 224-room Holiday Inn at the San Francisco International Airport; the 323-room Ramada Inn at the San Francisco International Airport; the 219-room Ambassador West, a Grand Heritage Hotel in Chicago, Illinois; and the 124-room Union Station Hotel, a Grand Heritage Hotel in Nashville, Tennessee. The Holiday Inn and the Ramada Inn at the San Francisco International Airport have been leased to the NorthCoast Lessee for a one-year period pursuant to separate Participating Lease agreements. The remaining six hotel properties acquired in July 1997 have been leased to the Operating Company for periods ranging from 5 to 10 years pursuant to separate Participating Lease agreements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Land Sale

          On July 14, 1997, the Corporation sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $81,100 (the "PaineWebber Land Sale"). These funds were placed in a restricted account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. During July 1997, three suitable hotels were acquired using the proceeds from this restricted account. The Corporation retained ownership of the improvements located on the land, including the Bay Meadows Racecourse (the "Racecourse") and its related facilities. Simultaneously with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and the Corporation entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments of $750 through March 1998, $813 through March 1999, $875 through March 2000, $1,000 through March 2002 and $1,250 through July 2004. Additionally, the Corporation subleased the Racecourse land and leased the related improvements to the Operating Company in order to permit the Operating Company to continue horseracing operations at the Racecourse through the term of the Corporation's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In connection with the sale, the Corporation assigned all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold to the PaineWebber affiliate, and the PaineWebber affiliate assumed all of the Corporation's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. Under the ground lease, the Corporation is responsible for reimbursing the PaineWebber affiliate for up to approximately $10,300 of costs relating to certain development obligations which relate to the leased land as a racing facility, including the building of new stable facilities. The parties have the option to renew such leases upon their expiration under certain circumstances.

New Revolving Credit Facility and Term Loan

          On July 21, 1997, the Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders (collectively, the "Lenders") for a three-year $700,000 unsecured revolving line of credit (the "Revolving Credit Facility"). Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under Patriot's secured Line of Credit with Paine Webber Real Estate. The Revolving Credit Facility also will be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Companies' leverage ratio). The initial interest rate for the Revolving Credit Facility is 7.372% per annum.

          Additionally, the Corporation has entered into a commitment letter with Paine Webber Real Estate and Chase for a $500,000 term loan (the "Term Loan"). It is anticipated that the Term Loan will be secured by specific assets and properties of the Companies that will be transferred to a special purpose "bankruptcy remote" entity. The Term Loan will be used to finance payments to be made in connection with the Wyndham Transactions and the acquisition of certain other properties and is expected to have an interest rate per annum equal to LIBOR plus 1.75%.

          Effective August 4, and August 5, 1997, the Companies entered into two interest rate swap arrangements as a hedge against $250,000 of the $700,000 Revolving Credit Facility. As discussed above, the initial interest rate for borrowings under the Revolving Credit Facility is 7.372% per annum. Each of the interest rate swaps covers $125,000 of borrowings under the Revolving Credit Facility and bears interest at 6.09% and 6.255%, respectively. The interest rate swap arrangements expire November 2002.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Mortgage Loans and Other Investments

          As discussed in Note 6, the Corporation loaned approximately $20,500 to a partnership affiliated with members of CHC Lease Partners relating to the Doubletree Hotel in Glenview, Illinois which is owned by the partnership. During July 1997, the Corporation loaned approximately $25,500 to another partnership affiliated with members of CHC Lease Partners, relating to the Sheraton Gateway Hotel in Miami (also known as the Sheraton River House Hotel) which is owned by such partnership. Both loans mature in two years, bear interest at a rate per annum equal to 30-day LIBOR plus 2.75%, and are secured by first priority liens on the respective hotels. Additionally, the Corporation has purchased two additional loans on which partnerships affiliated with the members of CHC Lease Partners are borrowers for an aggregate purchase price of $57,000. One of the purchased loans, in the principal amount of approximately $30,700, matures in December 2000 and bears interest at a rate per annum equal to 8.0% until November 30, 1997, 8.5% from December 1, 1997 until November 30, 1999, and 9.0% from December 1, 1999 until December 1, 2000. The second purchased loan, in the principal amount of approximately $24,400, matures on December 31, 1999 and bears interest at a rate per annum equal to 8.0% until December 31, 1997 and 9.5% from January 1, 1998 until December 31, 1999. Each of the purchased loans is secured by first priority liens on the respective hotels. In connection with such loans, the Corporation has entered into a short-term financing arrangement with an affiliate of Paine Webber Real Estate, whereby such affiliate loaned the Corporation $103,000 through April 15, 1998 at a rate equal to the greater of 30-day LIBOR plus 1.75% or the borrowing rate on the Revolving Credit Facility. This financing is secured by a collateral assignment of the mortgage loans encumbering the four hotels. CHC Lease Partners currently leases 25 of the Corporation's hotels and is the Corporation's largest independent Lessee.

          On August 1, 1997, the Corporation purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,013-room Buena Vista Palace Hotel in Orlando, Florida for $23,750 in cash (the "Participating Note"). The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company who owns a 55% interest and Hotel Venture Partners, Ltd., a Florida limited partnership ("HVP"), who owns a 45% interest. The loan is subordinated to a ground lease, a $51,000 first leasehold mortgage loan and a separate $8,500 participating loan.

Public Offering of Securities

          In August 1997, the Companies completed a public offering of 9,200,000 paired shares of common stock, with net proceeds (less underwriter discount and expenses) of approximately $209,400. The net proceeds were used to reduce the outstanding debt under the Revolving Credit Facility. In addition, in August 1997, the Companies' underwriters exercised the over-allotment option and the Companies issued an additional 1,380,000 paired shares of common stock. The net proceeds of approximately $31,000 were used to reduce the outstanding debt under the Revolving Credit Facility.

                              CHC LEASE PARTNERS

                                BALANCE SHEETS

                                (IN THOUSANDS)




                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                          ----------  -------------
                                          (UNAUDITED)
                           ASSETS
Current assets:
   Cash and cash equivalents..............   $10,297        $11,096
   Accounts receivable, net of
    allowance for doubtful accounts
    of $152 and $159 at June 30, 1997
    and December 31, 1996, respectively...     8,890          6,895
   Due from affiliates....................       600            341
   Inventories............................     2,843          2,588
   Prepaid expenses.......................     1,561          1,189
                                             -------        -------
         Total current assets.............    24,191         22,109
Investments...............................     5,100          5,100
Deposits..................................       236            272
                                             -------        -------
   Total assets...........................   $29,527        $27,481
                                             =======        =======

                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable.......................   $ 4,774        $ 4,656
   Accrued lease payments due to
    Patriot American Hospitality
    Partnership, L.P......................     5,078          3,829
   Due to affiliates......................       120             57
   Accrued payroll........................     3,462          2,922
   Taxes payable..........................     1,792          1,452
   Guest deposits.........................     1,686          2,412
   Accrued expenses and other liabilities      3,431          2,611
                                             -------        -------
         Total current liabilities........    20,343         17,939
Due to Patriot American Hospitality
 Partnership, L.P.........................       790            809
Lease inducement..........................     1,473          1,546
                                             -------        -------
         Total liabilities................    22,606         20,294
Commitments and contingencies (Note 2)....        --             --
Partners' capital.........................     6,921          7,187
                                             -------        -------
         Total liabilities and partners'
           capital........................   $29,527        $27,481
                                             =======        =======

   The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                           ------------------     ----------------
                                             1997       1996       1997       1996
                                           -------     ------     ------     ------
Revenue:
  Rooms..................................  $32,968    $28,377    $65,184    $52,637
  Food and beverage......................   11,804      8,919     23,469     16,917
  Conference center......................      615        551      1,363      1,196
  Telephone and other....................    3,059      2,423      6,181      4,718
                                           -------    -------    -------    -------
     Total revenue.......................   48,446     40,270     96,197     75,468
                                           -------    -------    -------    -------
Expenses:
  Departmental costs and expenses........   18,043     14,306     35,461     27,071
  Participating lease payments...........   15,829     13,904     31,343     25,807
  General and administrative.............    4,499      3,419      8,666      6,302
  Repairs and maintenance................    2,234      1,746      4,394      3,290
  Utilities..............................    1,930      1,693      3,927      3,189
  Marketing..............................    4,716      3,653      9,260      6,827
  Insurance..............................      251        178        505        398
                                           -------    -------    -------    -------
     Total expenses......................   47,502     38,899     93,556     72,884
                                           -------    -------    -------    -------
     Income before lessee income
      (expense)..........................      944      1,371      2,641      2,584
                                           -------    -------    -------    -------
  Limited partnership distributions,
   interest and miscellaneous income.....      340        278        685        473
  Management fees........................     (697)      (992)    (1,217)    (1,589)
  Lessee general and administrative
    expenses.............................     (208)      (354)      (375)      (532)
                                           -------    -------    -------    -------
     Total lessee expense................     (565)    (1,068)      (907)    (1,648)
                                           -------    -------    -------    -------
     Net income..........................  $   379    $   303    $ 1,734    $   936
                                           =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                           SIX MONTHS ENDED
                                               JUNE 30,
                                            1997     1996
                                          -------- --------
Cash flows from operating activities:
  Net income............................   $ 1,734   $   936
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
       Recognition of lease inducement..       (73)      (46)
       Provision for losses on accounts
        receivable......................         7        46
   Changes in assets and liabilities:
   (Increase) decrease in:
       Accounts receivable..............    (1,997)   (3,548)
       Due from affiliates..............      (259)
       Inventories......................      (192)      111
       Prepaid expenses.................      (359)     (533)
       Deposits.........................        36       (22)
   Increase (decrease) in:
       Accounts payable.................       118       521
       Accrued lease payments due to
        Patriot American Hospitality
        Partnership, L.P................     1,249      (618)
       Due to affiliates................        63       326
       Accrued payroll..................       540       581
       Taxes payable....................       340       145
       Guest deposits...................      (737)       80
       Accrued expenses and other
        liabilities.....................       724     1,317
                                           -------   -------
Net cash provided by (used in)               1,194      (704)
 operating activities...................   -------   -------

Cash flows from investing activities:
  Acquired cash from new operating
   leases...............................         7       726
                                           -------   -------
Net cash provided by investing
 activities.............................         7       726
                                           -------   -------

Cash flows from financing activities:
  Partnership distribution..............    (2,000)     (790)
                                           -------   -------
Net cash used in financing activities...    (2,000)     (790)
                                           -------   -------

Net decrease in cash and cash
 equivalents............................      (799)     (768)
Cash and cash equivalents at beginning
 of period..............................    11,096     9,385
                                           -------   -------
Cash and cash equivalents at end of
 period.................................   $10,297   $ 8,617
                                           =======   =======

Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
Assumption of assets and liabilities
 upon consummation of participating
 lease agreements with Patriot American
 Hospitality Partnership, L.P.:
   Acquired cash........................   $     7   $   726
   Accounts receivable..................         5        --
   Inventories .........................        63       (78)
   Prepaid expenses.....................        13       112
   Due to Patriot American Hospitality
    Partnership, L.P....................       (63)       78
   Guest deposits.......................       (11)       --
   Accrued expenses and other
    liabilities.........................       (14)     (838)
                                           -------    ------
   Net assets                              $    --    $   --
                                           =======   ======

The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CHC Lease Partners was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Realty Partnership"). CHC Lease Partners, a general partnership, is owned jointly by CHC REIT Lessee Corp., a wholly owned subsidiary of CHC International, Inc. ("CHC") and by Gencom Lessee, L.P., an affiliate of a principal of the Gencom group of companies.

     CHC Lease Partners began operating the twenty initial hotels on October 2, 1995. During 1996 and 1997, CHC Lease Partners and the Realty Partnership entered into additional operating leases for five hotels acquired by the Realty Partnership. The leases are substantially similar to the other lease agreements between CHC Lease Partners and the Realty Partnership. At June 30, 1997, CHC Lease Partners leases twenty-five hotels.

     The hotels are leased by the Realty Partnership to CHC Lease Partners under separate participating operating lease agreements that contain cross-default provisions. These leases, which require CHC Lease Partners to maintain minimum levels of net worth and working capital, have terms ranging from ten to twelve years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenues of each of the hotels.

     The hotels leased by CHC Lease Partners consist of nineteen full service hotels, four limited service hotels, one executive conference center and one resort. Twenty-one of the twenty-five hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Realty Partnership while continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for hotels under franchise licenses.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996, respectively. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Annual Report on Form 10-K of Patriot American Hospitality, Inc. for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation.

2.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     Under the participating lease agreements for the twenty initial hotels, CHC Lease Partners is obligated to return the inventory to the Realty Partnership at the end of each lease term less a total of $1,000, which is accounted for as a lease inducement. Additionally, a lease inducement of $685 was received in 1996 related to leasing one resort property. These lease inducements are recorded as reductions on a straight-line basis to participating lease payments over the lives of the participating lease agreements. Exclusive of the lease inducements, for the three months ended June 30, 1997 and 1996, CHC Lease Partners incurred base rents of $10,875 and $8,739 and participating rents of $4,991 and $5,187, respectively, and for the six months ended June 30, 1997 and 1996, base rents of $20,390 and $16,060 and participating rents of $11,026 and $9,787, respectively. CHC Lease Partners owed the Realty Partnership $5,078 and $3,829 at June 30, 1997 and December 31, 1996, respectively, for lease payments due under the terms of the participating leases. Lease inducements were $1,473 and $1,546 and inventory due to the Realty Partnership was $790 and $809 at June 30, 1997 and December 31, 1996, respectively.

     CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management

                              CHC LEASE PARTNERS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

functions necessary to operate 24 of the 25 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Realty Partnership under the participating lease agreements. If, after payment of management fees at the contract rate, CHC Lease Partners would incur an operating loss under any of the participating lease agreements in any year, CHC and GAH would be required to refund and forego management fees for each of the hotels which are deficient in participating lease payments up to the amount of the operating loss. If after the management fees are refunded and foregone, CHC Lease Partners would still incur an operating loss under any of the participating lease agreements, CHC and GAH would be required to pay CHC Lease Partners up to 50% of the management fees earned by CHC and GAH, respectively. For the three months ended June 30, 1997 and 1996, management fees incurred under these management agreements were $619 and $913, respectively, and for the six months ended June 30, 1997 and 1996, such management fees were $1,060 and $1,429, respectively. These management fees are net of management fees refunded and foregone by CHC and GAH of $803 and $457 for the three months ended June 30, 1997 and 1996, respectively, and of $1,585 and $754 for the six months ended June 30, 1997 and 1996, respectively. Included in due to (from) affiliates at June 30, 1997 and December 31, 1996, were amounts for management fees under these management agreements due from CHC of $284 and $300 and due from GAH of $316 and $41, respectively.

     CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for the payroll and related costs CHC and GAH incur on behalf of CHC Lease Partners. These costs amounted to $77 and $136 for the three months ended June 30, 1997 and 1996, respectively, and $316 and $285 for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, CHC Lease Partners owed CHC and GAH in the aggregate $120 and $57, respectively, which is included in due to affiliates.

     CHC Lease Partners made distributions to its partners of $1,000 and $450 for the three months ended June 30, 1997 and 1996, respectively, and $2,000 and $790 for the six months ended June 30, 1997 and 1996, respectively.

                              CHC LEASE PARTNERS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

3.  PRO FORMA FINANCIAL INFORMATION:

     The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-five hotels had commenced on January 1, 1996. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses include management fees, estimated lessee overhead expenses, distribution income on 250,001 units of limited partnership interest in the Realty Partnership and interest income associated with working capital balances. No pro forma interest income associated with working capital balances has been included.

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                      ------------------
                                        1997      1996
                                      ------------------
                                        (IN THOUSANDS)
Revenue:
   Rooms............................   $65,285   $62,521
   Food and beverage................    23,509    22,511
   Conference center................     1,363     1,196
   Telephone and other..............     6,185     6,670
                                       -------   -------
   Total revenue....................    96,342    92,898
                                       -------   -------
Expenses:
   Departmental costs and expenses..    35,525    35,331
   Participating lease payments.....    31,382    29,588
   General and administrative.......     8,680     8,241
   Repairs and maintenance..........     4,401     4,214
   Utilities........................     3,935     4,102
   Marketing........................     9,273     8,575
   Insurance........................       505       576
                                       -------   -------
   Total expenses...................    93,701    90,627
                                       -------   -------
Income before lessee expenses.......     2,641     2,271
Lessee expenses.....................       901     1,304
                                       -------   -------
   Net income.......................   $ 1,740   $   967
                                       =======   =======

                           NORTHCOAST HOTELS, L.L.C.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                          -----------  ------------
                                          (UNAUDITED)
                        ASSETS
Current assets:
   Cash and cash equivalents.............    $ 2,367         $1,756
   Cash held in trust....................        172             --
   Accounts receivable, net of allowance
    for doubtful accounts of $44 and $43
    at June 30, 1997 and December 31,
    1996, respectively...................      4,416          4,224
   Receivable from Patriot American
    Hospitality Partnership, L.P.........        274            245
   Inventories...........................        295            320
   Prepaid expenses......................        643            387
   Other assets..........................        816            792
                                             -------         ------
         Total current assets............      8,983          7,724
Deferred assets, net of accumulated
 amortization of $57 and $33 at
 June 30, 1997 and December 31, 1996,
 respectively ...........................        482            500
Investments..............................        825            825
Fixed assets, net of accumulated
 depreciation of $6 at June 30, 1997.....        518             --
                                             -------         ------
         Total assets....................    $10,808         $9,049
                                             =======         ======

             LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable.......................   $ 1,538         $2,064
   Accrued rent due to Patriot American
    Hospitality Partnership, L.P..........     1,926            943
   Due to affiliates......................       166            113
   Accrued payroll and benefits...........     1,990          2,088
   Guest deposits.........................       571            155
   Accrued expenses and other
    liabilities...........................     1,372            986
   FF&E reserve due to (from) Patriot
    American Hospitality
    Partnership, L.P......................      (156)           415
                                             -------         ------
         Total current liabilities .......     7,407          6,764
Note payable and accrued interest payable
 to Patriot American Hospitality
 Partnership, L.P........................        504             --
Due to Patriot American Hospitality
 Partnership, L.P........................        242            242
                                             -------         ------
         Total liabilities................     8,153          7,006
Commitments and contingencies.............        --             --
Members' equity..........................      2,655          2,043
                                             -------         ------
   Total liabilities and members' equity..   $10,808         $9,049
                                             =======         ======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       APRIL 2,
                                                                         1996
                                                                     (INCEPTION OF
                                             THREE         SIX         OPERATIONS)
                                          MONTHS ENDED  MONTHS ENDED    THROUGH
                                            JUNE 30,      JUNE 30,      JUNE 30,
                                             1997         1997          1996
                                          -----------   ---------     ----------
Revenue:
   Rooms.................................  $12,130      $22,042          $ 7,720
   Food and beverage.....................    5,779       10,571            3,237
   Telephone and other...................      945        1,889              707
                                           -------      -------          -------
       Total revenue.....................   18,854       34,502           11,664
                                           -------      -------          -------

Expenses:
   Departmental costs and other expenses.    7,366       14,172            4,639
   Participating lease payments..........    5,534       10,217            3,307
   General and administrative............    1,448        2,856              998
   Ground lease expense..................      314          634              278
   Repairs and maintenance...............      897        1,808              621
   Utilities.............................      571        1,157              357
   Marketing.............................    1,353        2,601              789
                                           -------      -------          -------
       Total expenses....................   17,483       33,445           10,989
                                           -------      -------          -------
       Income before lessee income
        (expense)........................    1,371        1,057              675
                                           -------      -------          -------
   Dividend and interest income..........       83          139               59
   Service fee income....................      478          900               --
   Management fees.......................     (536)      (1,007)            (281)
   Depreciation and amortization.........      (16)         (30)              (8)
   Lessee general and administrative
    expenses.............................     (191)        (282)             (98)
                                           -------      -------          -------
       Total lessee income (expense).....     (182)        (280)            (328)
                                           -------      -------          -------
       Net income........................  $ 1,189      $   777          $   347
                                           =======      =======          =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                       APRIL 2,
                                                         1996
                                                     (INCEPTION OF
                                          SIX MONTHS  OPERATIONS)
                                             ENDED      THROUGH
                                           JUNE 30,     JUNE 30,
                                             1997         1996
                                          ---------- -------------
Cash flows from operating activities:
   Net income..............................   $  777   $  347
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
    Depreciation and amortization..........       30        8
   Changes in assets and liabilities:
    Accounts receivable....................     (191)  (2,392)
    Accounts receivable from Patriot
     American Hospitality Partnership, L.P.      (29)      --
    Inventories............................       25      (11)
    Prepaid expenses and other assets......     (256)    (159)
    Accounts payable.......................     (522)   1,186
    Accrued rent due to Patriot American
     Hospitality Partnership, L.P..........      983    2,277
    Due to affiliates......................       53      148
    Accrued payroll and benefits...........      (98)   1,174
    Guest deposits.........................      416      133
    Accrued expenses and other liabilities.      468       92
    FF&E Reserve due to Patriot American
     Hospitality Partnership, L.P..........     (571)      --
                                              ------   ------
Net cash provided by operating activities.     1,085    2,803
                                              ------   ------
 Cash flows from investing activities:
   Purchases of equipment and leasehold
    improvements..........................      (517)      (7)
   Cash held in trust.....................      (172)      --
   Payment of organization costs and
    capitalized lease costs...............        (6)    (383)
   Payment for deferred purchase
    consideration.........................       (31)    (785)
                                              ------   ------
Net cash used in investing activities.....      (726)  (1,175)
                                              ------   ------

Cash flows from financing activities:
   Cash received from assumption of
    operating liabilities.................        --      682
   Payment for capital improvements on
    behalf of owner.......................        --      (86)
   Cash contributions.....................        --    1,425
   Proceeds from issuance of note.........       500       --
   Distributions..........................      (248)      --
                                              ------   ------
Net cash provided by financing
 activities...............................       252    2,021
                                              ------   ------
Net increase in cash and cash
 equivalents..............................       611    3,649
Cash and cash equivalents at beginning
 of period................................     1,756       --
                                              ------   ------
Cash and cash equivalents at end of
 period...................................    $2,367   $3,649
                                              ======   ======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NorthCoast Hotels, L.L.C. ("NorthCoast Lessee"), a Washington limited liability company, was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Realty Partnership"). NorthCoast Lessee will continue for a term of fifty years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not individually liable for any debts or losses of NorthCoast Lessee that exceed their respective capital contribution, and losses are generally allocated to the members in proportion to their capital contributions.

     NorthCoast Lessee began leasing five hotels on April 2, 1996. During 1996, NorthCoast Lessee and the Realty Partnership entered into additional operating leases for four hotels that were acquired by the Realty Partnership. At June 30, 1997, NorthCoast Lessee leased nine hotels.

     Each hotel is leased by the Realty Partnership to NorthCoast Lessee under separate participating operating lease agreements. Eight of the nine hotel leases contain cross-default provisions. These leases, which have an average term of eleven years, require NorthCoast Lessee to maintain a minimum net worth, a minimum level of cash, and adequate working capital, (as those terms are defined) and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the NorthCoast Hotels, L.L.C. financial statements and footnotes thereto included in the Annual Report on Form 10-K of Patriot American Hospitality, Inc. for the year ended December 31, 1996.

2.  MEMBERS' EQUITY:

Initial Capitalization

     Each of the four members is required to contribute $825 to NorthCoast Lessee. Contributions can be in the form of cash or other property. At June 30, 1997, cash contributions of $1,475 and units of limited partnership interest in the Realty Partnership ("OP Units") of $825 have been received.

     Two members contributed notes receivable totaling $1,050 which bear interest at 7% per annum. One note, which is unsecured, is due in two installments, with $50 paid July 31, 1996 and the balance due November 30, 1997. The other note is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc Investment Group, LLC. These notes receivable from members have been offset against members' equity in the accompanying financial statements.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

Minimum Net Worth

     Under the terms of the participating lease agreements, NorthCoast Lessee is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all hotels leased, subject to certain agreed upon adjustments. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in LeParc Investment Group, LLC. NorthCoast Lessee is also required to maintain ownership of shares of common stock of Patriot American Hospitality, Inc. or OP Units of the Realty Partnership.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     NorthCoast Lessee incurred rents of $5,534 during the three months ended June 30, 1997, $10,217 during the six months ended June 30, 1997 and $3,307 during the period April 2, 1996 through June 30, 1996. Rents consist of $4,667, $8,569 and $2,277 in base rents, $583, $1,073 and $846 in participating rents, and $283, $575 and $200 in additional rent for the three months ended June 30, 1997, the six months ended June 30, 1997 and the period April 2, 1996 through June 30, 1996, respectively. At June 30, 1997 and December 31, 1996, NorthCoast Lessee owed the Realty Partnership $1,926 and $943, respectively, for rents under the terms of the participating leases.

  Under the participating lease agreements, NorthCoast Lessee is obligated to return to the Realty Partnership the inventory at each of the hotels at the end of the related lease term. As of June 30, 1997, the balance of the inventory due to the Realty Partnership was $242. In addition, two of the hotels are managed by Hyatt Corporation ("Hyatt"). Under the terms of the hotel management agreements, Hyatt funds a percentage of the hotel gross revenues to a reserve account for furniture, fixtures and equipment (the "FF&E Reserve"), which is payable to the Realty Partnership to make improvements to the hotels. At December 31, 1996, the FF&E Reserve payable to the Realty Partnership was $415. At June 30, 1997, expenditures for furniture, fixtures and equipment exceeded the reserves by $156.

  NorthCoast Lessee pays WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast Lessee. The amount paid to WestCoast Hotels for these costs was $7 for the three months ended June 30, 1997, $13 for the six months ended June 30, 1997 and $6 during the period April 2, 1996 through June 30, 1996.

  NorthCoast Lessee borrowed $500 from the Realty Partnership on March 13, 1997 (the "Note") for the construction of a laundry facility at the Hyatt Regency Lexington. The Note bears interest at 9.6% per annum, requires monthly payments of principal and interest commencing June 1, 1997 and is due March 13, 1999.

  As of June 30, 1997, NorthCoast Lessee had capitalized direct costs and capitalized interest of $504 related to this laundry facility. Cash held in trust of $172 is restricted to expenditures related to the project.

  Service fee income consists of fees received for acquisition, project development and renovation services provided to the Realty Partnership. NorthCoast Lessee recorded $478 and $900 for such services during the three months ended June 30, 1997 and the six months ended June 30, 1997, respectively, net of reimbursed expenses of $53.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

4.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma statement of operations for the six months ended June 30, 1996 is presented as if the leases and the operation of the nine hotels leased by NorthCoast Lessee had commenced on January 1, 1996. The unaudited pro forma statement of operations is not necessarily indicative of what the actual results of operations of NorthCoast Lessee would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 31,074 units of limited partnership interest of the Realty Partnership and pro forma interest income associated with working capital balances.

                                         SIX MONTHS
                                           ENDED
                                          JUNE 30,
                                            1996
                                        ------------
                                       (IN THOUSANDS)
Revenue:
   Rooms...............................     $20,494
   Food and beverage...................       9,373
   Telephone and other.................       1,868
                                            -------
        Total revenue..................      31,735
                                            -------
Expenses:
   Departmental costs and expenses.....      13,424
   Participating lease payments........       9,850
   General and administrative..........       2,809
   Ground lease expense................         567
   Repairs and maintenance.............       1,805
   Utilities...........................       1,170
   Marketing...........................       2,371
   Insurance...........................         183
                                            -------
        Total expenses.................      32,179
                                            -------
Loss before lessee expenses............        (444)
Lessee expenses........................       1,034
                                            -------
   Net loss............................     $(1,478)
                                            =======


5.  SUBSEQUENT EVENT:

    In July 1997, NorthCoast Lessee entered into one-year leases for two additional hotels that were acquired by the Realty Partnership.

                                PAH RSI, L.L.C.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                          JUNE 30,
                                            1997
                                          --------
                   ASSETS

Current assets:
   Cash and cash equivalents.............. $ 9,637
   Accounts receivable, net of
    allowance for doubtful accounts of
    $130..................................   7,696
   Due from Patriot American
    Hospitality Partnership, L.P and
    affiliates............................   1,944
   Due from Resorts Services, Inc.........     238
   Inventories............................   2,040
   Prepaid expenses and other assets......   1,429
                                           -------
        Total current assets..............  22,984
Organizational costs, net of
 accumulated amortization of $3...........      90
Tradenames, net of accumulated
 amortization of $137.....................   8,863
Other assets..............................     335
                                           -------
        Total assets...................... $32,272
                                           =======

    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable....................... $ 2,193
   Accrued rent due to Patriot American
    Hospitality Partnership, L.P..........   2,862
   Accrued expenses and other
    liabilities...........................   3,968
   Accrued interest.......................     533
   Guest and other deposits...............   5,953
                                           -------
        Total current liabilities.........  15,509
Due to selling entities...................   7,515
Note payable to Patriot American
 Hospitality Partnership, L.P.............   9,000
                                           -------
        Total liabilities.................  32,024
Commitments and contingencies.............      --
Members' equity...........................     248
                                           -------
        Total liabilities and
           members' equity................ $32,272
                                           =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      JANUARY 16,
                                                         1997
                                                     (INCEPTION OF
                                            THREE     OPERATIONS)
                                        MONTHS ENDED   THROUGH
                                          JUNE 30,     JUNE 30,
                                            1997          1997
                                          --------   -------------
Revenue:
   Rooms.................................. $13,164     $24,293
   Food and beverage......................   6,585      11,566
   Telephone and other revenue............   3,071       6,246
   Club, club membership and spa revenue..   7,348      15,361
   Shopping center revenue................     502         865
   Royalty revenues.......................     389         771
                                           -------     -------
        Total revenue.....................  31,059      59,102
                                           -------     -------

Expenses:
   Departmental costs and other expenses..  14,003      25,202
   Participating lease payments...........   8,698      16,713
   General and administrative.............   2,262       3,879
   Repairs and maintenance................   2,600       4,412
   Utilities..............................   1,181       1,887
   Marketing..............................   2,140       3,195
   Interest expense.......................     296         533
   Insurance..............................     136         240
                                           -------     -------
        Total expenses....................  31,316      56,061
                                           -------     -------
        Income (loss) before lessee
          expenses.......................     (257)      3,041
                                           -------     -------
   Interest income........................      41          47
   Management fees........................  (1,091)     (2,433)
   Amortization...........................     (77)       (140)
   Lessee general and administrative
    expenses..............................    (167)       (267)
                                           -------     -------
        Total lessee expenses.............  (1,294)     (2,793)
                                           -------     -------
        Net income (loss)................. $(1,551)    $   248
                                           =======     =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                              JANUARY 16,
                                                                 1997
                                                             (INCEPTION OF
                                                               OPERATIONS)
                                                                THROUGH
                                                                JUNE 30,
                                                                  1997
                                                              -----------
Initial capitalization at inception.........................    $ 4,110
Capital contributions of new members........................      2,740
Notes receivable from members...............................     (6,850)
Net income..................................................        248
                                                                -------
Balance, June 30, 1997......................................    $   248
                                                                =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                 JANUARY 16,
                                                                    1997
                                                                (INCEPTION OF
                                                                  OPERATIONS)
                                                                    THROUGH
                                                                    JUNE 30,
                                                                      1997
                                                                  -----------

Cash flows from operating activities:
   Net income..................................................... $   248
   Adjustments to reconcile net income to net cash provided
    by operatig activities:
       Provision for losses on accounts receivable................     130
       Amortization...............................................     140
   Increase in assets and liabilities:
       Accounts receivable........................................  (7,074)
       Due from Patriot American Hospitality Partnership, L.P.....   1,768
       Due from Resorts Services, Inc.............................    (238)
       Inventories................................................    (282)
       Prepaid expenses and other assets..........................     360
       Other assets...............................................    (335)
       Accounts payable...........................................   2,092
       Accrued rent due to Patriot American Hospitality
        Partnership, L.P..........................................   2,862
       Accrued expenses and other liabilities.....................  (2,768)
       Accrued interest...........................................     533
       Guest and other deposits...................................     443
       Due to sellers.............................................   7,515
                                                                   -------
Net cash provided by operating activities.........................   5,394
                                                                   -------

Cash flows from investing activities:
   Payment of organization costs..................................     (93)
   Cash acquired at inception.....................................   4,336
                                                                   -------
Net cash used in investing activities.............................   4,243
                                                                   -------

Net increase in cash and cash equivalents.........................   9,637
                                                                   -------
Cash and cash equivalents at end of period........................ $ 9,637
                                                                   =======
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
Contribution of member notes receivable........................... $ 6,850
                                                                   =======
Issuance of note payable to Patriot American Hospitality
 Partnership, L.P. for purchase of tradenames..................... $ 9,000
                                                                   =======
Operating liabilities assumed in exchange for receivables from
 Patriot American Hospitality Partnership, L.P.................... $ 3,712
                                                                   =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     PAH RSI, L.L.C. (the "PAH RSI Lessee"), a Delaware limited liability company, was formed on January 16, 1997 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Realty Partnership"). PAH RSI Lessee, is owned jointly by Messrs. Paul A. Nussbaum, William Evans, Thomas W. Lattin, Rex E. Stewart and Michael Murphy, each of whom is an executive officer of Patriot. PAH RSI Lessee will continue for a term of 49 years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not personally liable for any debts or losses of PAH RSI Lessee that exceed their respective capital contribution, except as discussed in Note 5, and losses are generally allocated to the members in proportion to their capital contributions.

     PAH RSI Lessee commenced operations and began leasing two resort properties from the Realty Partnership on January 16, 1997. Subsequently in the first quarter of 1997, PAH RSI Lessee and the Realty Partnership entered into four additional operating leases for two additional resort properties and two hotels that were acquired by the Realty Partnership. During the second quarter of 1997, PAH RSI Lessee and the Realty Partnership entered into additional operating leases for two hotels that were acquired by the Realty Partnership. At June 30, 1997, PAH RSI Lessee leased eight hotels as follows:

       Property Name                         Location            Guest Rooms
  ----------------------------------   -------------------      -----------

  Resorts:
     Carmel Valley Ranch                Carmel, California            100
     The Boulders                       Scottsdale, Arizona           160
     The Lodge at Ventana Canyon        Tucson, Arizona                49
     The Peaks Resort and Spa           Telluride, Colorado           177
   Full-service hotels:
     Doubletree Guest Suites Hotel
      (formerly Luxeford Suites Hotel)  Minneapolis, Minnesota        230
     Hilton Inn Myrtle Beach            Myrtle Beach, South Carolina  385
     Radisson Hotel                     Northbrook, Illinois          313
     Sheraton Park Place                Minneapolis, Minnesota        298


     Each hotel is leased by the Realty Partnership to PAH RSI Lessee for one-year terms under separate participating operating lease agreements. These leases, which require PAH RSI Lessee to maintain a minimum net worth and adequate working capital, require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 16, 1997 (inception of operations) through June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Significant accounting policies are summarized below.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of PAH RSI Lessee and its wholly-owned subsidiaries, Boulders Carefree Sewer Corporation, BJV Realty, Inc., and The Peaks Real Estate Services, Inc. All significant intercompany accounts and transactions have been eliminated.

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                                (IN THOUSANDS)


Cash and Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Inventories

     Inventories, consisting of food, beverages, china, linens, silverware, glassware, and gift and golf shop merchandise, are principally stated at the lower of cost (generally first-in, first-out) or market.

Tradenames

     Tradenames are stated at cost and are amortized using the straight-line method over a 40-year estimated useful life.

Organization costs

     Organization costs are being amortized using the straight-line method over five years.

Revenue Recognition

     Revenue is recognized upon performance of hotel-related services and delivery of food and beverages. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the actual results will not differ materially from the estimates used in preparing the financial statements.

Income Taxes

     Under the provisions of the Internal Revenue Code and applicable state income tax law, PAH RSI Lessee is taxed as a limited liability company, an entity which is taxed in the same manner as a partnership and, therefore, is not subject to taxation on income. The federal and state income tax consequences of PAH RSI Lessee's profits and losses accrue to the limited liability company members.

2.  TRADENAMES:

     PAH RSI Lessee acquired certain tradenames or licensing rights to certain tradenames, including the Carefree(R) and Boulders(R) trademarks, simultaneously with the Realty Partnership's acquisition of the four Carefree Resort properties. The acquisition of the tradenames and licensing rights was financed by a promissory note in the amount of $9,000 payable to a subsidiary of the Realty Partnership (see Note 3). PAH RSI Lessee has assigned certain of these licensing rights to Resorts Services, Inc. ("RSI"), an Arizona corporation. Substantially all of the economic interests in RSI are owned individually by the members of PAH RSI Lessee (see Note 4).

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                                (IN THOUSANDS)

3.  NOTES PAYABLE:

     In connection with the acquisition of certain tradenames and licensing rights, on January 17, 1997, PAH RSI Lessee issued a promissory note in the amount of $9,000 payable to a subsidiary of the Realty Partnership. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Participating Lease Commitments

     At June 30, 1997, PAH RSI Lessee has future lease commitments to the Realty Partnership under the participating lease agreements through March 1998. Minimum future rental payments under these operating leases for the remainder of the lease terms aggregate approximately $10,362. PAH RSI Lessee incurred base rents of $5,123 and $7,963 and participating rents of $3,575 and $8,750 for the three months ended June 30, 1997 and the period January 16, 1997 through June 30, 1997, respectively. At June 30, 1997, PAH RSI Lessee owed the Realty Partnership $2,862 for rents under the terms of the participating leases.

     The Realty Partnership has the right to terminate all participating lease agreements with PAH RSI Lessee. In the event such termination occurs, the Realty Partnership will be obligated to pay PAH RSI Lessee the fair market value of the leasehold interests. In addition, in the event of such termination, the Realty Partnership or its affiliates intend to acquire the assets, including inventory, tradenames and right to receive certain royalty fees, of PAH RSI Lessee.

Management and Franchise Agreements

     The four resort properties leased by PAH RSI Lessee are managed by RSI. RSI receives management fees per resort ranging from 2% to 3% of gross room revenue, as defined. In addition, certain executive officers and employees of RSI are entitled to receive an annual incentive fee equal to 10% of the excess recurring cash flow of the resorts, as defined. All management fees payable to RSI are subordinate to PAH RSI Lessee's obligations to the Realty Partnership under the terms of the participating lease agreements.

     The Doubletree Guest Suites Hotel (formerly the Luxeford Suites Hotel) is managed by Doubletree Hotels Corporation which receives a management fee of 3% of gross revenues, plus incentive fees if certain operating results based on cash flow and profits (as defined) are achieved by the hotel. The Radisson Hotel in Northbrook, Illinois and the Hilton Inn Myrtle Beach are managed by a hotel management entity affiliated with CHC International, Inc. and the Gencom group of companies which receives a management fee of 3.0% of gross revenues, as defined.

     RSI is subject to an exclusive license agreement with PAH RSI Lessee for the use of certain tradenames. Certain royalties may be paid to PAH RSI Lessee by RSI if adjusted gross receipts, as defined, of RSI exceed certain thresholds. Royalties earned in conjunction with this agreement were approximately $389 and $771 for the three months ended June 30, 1997 and the period January 16, 1997 through June 30, 1997, respectively.

Stock Purchase Option

     Pursuant to a stock option agreement dated January 17, 1997, PAH RSI Lessee's members were granted an exclusive option to purchase all of the outstanding voting common stock (an aggregate 625 shares of common stock, no par value per share) of RSI for $1.00 per share. The option expires January 17, 2007.

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                                (IN THOUSANDS)

Expense Reimbursements

     PAH RSI Lessee fully reimburses the Realty Partnership for office space it occupies within the corporate offices of Patriot American Hospitality, Inc. and for payroll and related costs the Realty Partnership incurs on behalf of PAH RSI Lessee. These costs amounted to $167 and $267 for the three months ended June 30, 1997 and the period January 17, 1997 through June 30, 1997. At June 30, 1997, PAH RSI Lessee owed the Realty Partnership $267 for such reimbursements.

Payables to Selling Entities

     At June 30, 1997, PAH RSI Lessee has aggregate payables of $7,515 due to certain of the former owners of the four resort properties leased from the Realty Partnership. These payables to selling entities are related to the final proration of net current assets of the resort properties and are to be repaid from the collection of such net assets.

5.  MEMBERS' EQUITY:

Initial Capitalization

     Each of the three members has executed a non-interest bearing demand note in the principal amount of $1,370 in consideration of their required capital contributions. Additionally, during the second quarter of 1997, two additional members were voted into PAH RSI Lessee each of whom have executed non-interest bearing demand notes in the principal amount of $1,370 in consideration of their required capital contributions. These notes receivable from members have been offset against members' equity in the accompanying financial statements.

Minimum Net Worth

     Under the terms of the participating lease agreements, PAH RSI Lessee is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all resorts or hotels leased. The minimum net worth must be composed of certain components, which generally exclude intangible assets as defined by generally accepting accounting principles. In addition, PAH RSI Lessee is required to maintain at all times during the participating lease term a debt to members' equity ratio of no more than four to one.

6.  LEASES:

     The El Pedregal Shopping Center leases have remaining terms that range from one to four years. The leases generally provide for minimum annual rental amounts that may be subject to cost of living increases, and for reimbursement by tenants for common area environmental costs. Minimum future rental income under these noncancelable operating leases for the next four years is as follows:

        Year                      Rent Amount
        ----                      -----------
        1997....................  $       534
        1998....................          666
        1999....................          448
        2000....................          165
                                  -----------
                                  $     1,813
                                  ===========

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                                (IN THOUSANDS)

7.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma statements of operations are presented as if the leases and the operation of the eight hotels leased by PAH RSI Lessee had commenced on January 1, 1996. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of PAH RSI Lessee would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma interest income associated with working capital balances.

                                           SIX  MONTHS ENDED
                                                JUNE 30,
                                           ------------------
                                             1997      1996
                                           --------   -------
                                             (IN THOUSANDS)
Revenue:
   Rooms................................   $30,473    $27,907
   Food and beverage....................    14,842     14,586
   Telephone and other revenue..........     7,110      5,794
   Club, club membership and spa revenue    17,407     17,033
   Shopping center revenue..............       976        907
   Royalty revenue......................       771        697
                                           -------    -------
   Total revenue........................    71,579     66,924
                                           -------    -------
Expenses:
   Departmental costs and expenses......    32,964     29,592
   Participating lease payments.........    19,805     18,396
   General and administrative...........     4,945      4,741
   Repairs and maintenance..............     5,270      4,980
   Utilities............................     2,485      2,540
   Marketing............................     4,344      4,224
   Interest expense.....................       618        618
   Insurance............................       318        330
                                           -------    -------
   Total expenses.......................    70,749     65,421
                                           -------    -------
Income before lessee expenses...........       830      1,503
Lessee expenses.........................     3,209      2,630
                                           -------    -------
   Net loss.............................   $(2,379)   $(1,127)
                                           =======    =======


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, Patriot's (and subsequent to the Merger, the Corporation's) dependence upon rental payments from the Lessees for substantially all of Patriot's (the Corporation's) income and the dependence upon the abilities of the Lessees and the Operators (as such terms are defined herein) to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

THE PATRIOT TRANSACTION

The Merger

  On October 31, 1996, the entities formerly known as California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company (collectively with its subsidiary, "Bay Meadows") entered into a merger agreement (the "October 31, 1996 Agreement") with the entity formerly known as Patriot American Hospitality, Inc. ("Patriot"). The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership and subsidiary of Patriot (the "Realty Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997, as amended (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transaction to be consummated by the parties. The Merger Agreement was approved unanimously by the respective Board of Directors of Patriot, Cal Jockey and Bay Meadows and on July 1, 1997 was approved by the shareholders of each of Patriot, Cal Jockey and Bay Meadows.

  Pursuant to the Merger Agreement, on July 1, 1997 Patriot merged with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving legal entity. In connection with the Merger, Cal Jockey's name changed to Patriot American Hospitality, Inc. (the "Corporation") and Bay Meadows' name changed to Patriot American Hospitality Operating Company (collectively with its subsidiaries, the "Operating Company").

  Each share of the Corporation's common stock is "paired" and trades as a unit with one share of the Operating Company's common stock. By operation of the Merger, each issued and outstanding share of Patriot's common stock was converted into 0.51895 shares of the Corporation's common stock and 0.51895 shares of the Operating Company's common stock (prior to giving effect to the 1.927-for-1 stock split in July 1997 discussed below). Each paired share of Cal Jockey and Bay Meadow common stock remains outstanding and represents the same number of paired shares of the Corporation and the Operating Company.

  In connection with the Merger, the total number of shares authorized was increased. The amounts of authorized shares are as follows: (i) 100 million shares of preferred stock, (ii) 650 million shares of common stock, and (iii) 750 million shares of excess stock (as defined in the amended and restated charters of the Corporation and the Operating Company).

  The Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be acquired by Patriot. Consequently, the historical financial information of Patriot will become the historical financial information of the Corporation in all future filings. The interim financial information which Patriot would have been required to file with the Securities and Exchange Commission for the quarterly period ended June 30, 1997 has been included in this Joint Quarterly Report of the Corporation and the Operating Company. Management's discussion and analysis of Patriot's financial condition and results of operations as of and for the quarter ended June 30, 1997 has been included in this Item 2.

  In connection with the Merger, Bay Meadows formed an operating partnership (the "Operating Partnership") into which Bay Meadows contributed its assets in exchange for limited partnership units of the Operating Partnership, and Cal Jockey contributed certain of its assets to the Realty Partnership in exchange for limited partnership units of the Realty Partnership ("OP Units") (collectively, the Operating Partnership and the Realty Partnership are referred to herein as the "Patriot Partnerships"). Upon completion of the Merger and the transactions contemplated by the Merger Agreement substantially all of the operations of the Corporation and the Operating Company will be conducted through the Patriot Partnerships.

  As of July 31, 1997, the Corporation, through the Realty Partnership and its subsidiaries, owned 64 hotels in 23 states with an aggregate of 14,982 rooms. The Realty Partnership leases each of the hotels, except two hotels that are separately owned through special purpose entities, to lessees who are responsible for operating the hotels (the "Lessees"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

The Subscription

  By operation of the Merger, each issued and outstanding share of Patriot common stock was converted into the right to receive 0.51895 shares of Corporation common stock (prior to giving effect to the 1.927-for-1 stock split in July 1997), subject to certain real estate investment trust ("REIT") qualification requirements. The Realty Partnership, in connection with the Merger, subscribed (the "Subscription") for shares of Bay Meadows common stock (which in connection with the Merger became the Operating Company common stock) (the "Subscribed Shares") in an amount equal to the number of shares of Corporation common stock that were issued to Patriot stockholders in the Merger. Immediately prior to the Merger, the Realty Partnership funded the Subscription and Patriot and the Realty Partnership designated the Patriot stockholders as the recipients of the Subscribed Shares, in compliance with the Companies' stock pairing arrangement, on the basis of 0.51895 Subscribed Shares for each share of Patriot common stock outstanding at the effective time of the Merger, subject to certain REIT qualification requirements. The result of the Merger and the Subscription was that Patriot stockholders received 0.51895 shares of the Corporation's common stock and 0.51895 shares of the Operating Company common stock (prior to giving effect to the 1.927-for-1 stock split in July 1997 discussed below), subject to certain REIT qualification requirements, for each share of Patriot common stock held by them at the effective time of the Merger, which shares of the Corporation's common stock and Operating Company common stock are paired and transferable only as a single unit.

Stock Split

  On July 10, 1997, the respective Boards of Directors of the Corporation and the Operating Company declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

  Unless otherwise indicated, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Patriot common stock into 0.51895 paired shares issued in the Merger and to reflect the impact of the 1.927-for-1 stock split. In addition, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to Patriot's 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

  As a result of Patriot's 2-for-1 stock split in March 1997, the Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor will be adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

PATRIOT AMERICAN HOSPITALITY, INC.
(FORMERLY CALIFORNIA JOCKEY CLUB)

Results of Operations: Quarter Ended June 30, 1997
Compared with Quarter Ended June 30, 1996

  Total revenues for Cal Jockey increased $1,431,000 (272%) for the three months ended June 30, 1997, compared to the same period in the prior year. The increase was due to the gain on sale of securities, offset by a decrease in interest and dividend income. The interest and dividend income decrease was due to lower investment balances. During the quarter ended June 30, 1997, Bay Meadows did not host any live race days.

  Expenses for the three months ended June 30, 1997 increased $1,896,000 (392%), primarily as a result of Merger related costs including legal expenses, termination payments and interest expense on the note payable to Patriot.

Results of Operations: Six Months Ended June 30, 1997
Compared with Six Months Ended June 30, 1996

  Total revenues for Cal Jockey increased $867,000 (30%) for the six months ended June 30, 1997, compared to the same period in the prior year. The increase was primarily due to the gain on sale of securities. Rental income derived from the leasing of its racing facility is based on Bay Meadows' racing revenues and decreased $593,000 as a result of 19 less racing days in the first six months of 1997 than in the same period in 1996.

  Total costs and expenses for the six months ended June 30, 1997, increased $2,244,000 (252%), primarily as a result of the same factors affecting the three months ended June 30, 1997.

Liquidity and Capital Resources

  During the first six months of 1997, Cal Jockey's primary sources of capital were from proceeds of maturing securities and operating activities. Net cash provided by operating activities was $1,856,000 consisting primarily of net income excluding a decrease in receivables from Bay Meadows. Receivables from Bay Meadows decreased primarily due to amounts related to the rental of the racing facility. Net cash provided by investing activities was $3,037,000 consisting of net proceeds of $7,358,000 on securities, offset by purchases of $4,321,000 in property, plant and equipment.

  Cash and cash equivalents increased to $3,956,000 at June 30, 1997, from $1,138,000 at December 31, 1996. This increase primarily was the result of rental payments received from Bay Meadows and the proceeds of securities sales. During the first six months of 1997, there were 19 less racing days than in the first six months of 1996. In 1997, Bay Meadows has been allocated 9 less racing days than in 1996. This is expected to negatively impact revenues and profitability for 1997. See Patriot's discussion of liquidity and capital resources for additional information regarding post-Merger activity.

PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
(FORMERLY BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY)

  Bay Meadows has been allocated 106 racing days for the year ending December 31, 1997 versus 115 racing days for 1996. Of these racing days, Bay Meadows conducted 44 days of racing in the six months ended June 30, 1997 versus 63 days in the same period in 1996. Historically, Bay Meadows and Cal Jockey have derived a major portion of their revenues from the racing meet.

Results of Operations:  Quarter Ended June 30, 1997
Compared with Quarter Ended June 30, 1996

  Total revenues decreased $74,000 (3%) for the three months ended June 30, 1997 compared with the same period in 1996. This was due to an increase in racing facility rental of $123,000 and interest and dividend income of $12,000 offset by decreases in other income of $205,000, pari-mutuel revenues of $14,000 and concession sales of $2,000. Admissions, program, parking and other racing income increased $12,000.

  Total costs and expenses increased $1,668,000 (42%) for the three months ended June 30, 1997, compared with the same period in the prior year. This increase was primarily due to Merger related costs including legal expenses and termination payments.

Results of Operations: Six Months Ended June 30, 1997
Compared with Six Months Ended June 30, 1996

  Total revenues decreased $6,265,000 (21%) for the six months ended June 30, 1997 compared with the same period in 1996. This was due to a decrease in pari-mutuel revenues of $5,748,000. Pari-mutuel revenues decreased primarily due to 19 fewer racing days in the first six months of 1997 compared to the same period in 1996. Admissions, programs, parking and other racing income decreased $297,000 due to the same factors affecting pari-mutuel revenues. Concession sales increased $206,000 as a result of Bay Meadows operating Turf Club concessions previously out-sourced to a third party.

  Total costs and expenses decreased $3,251,000 (12%) for the six months ended June 30, 1997, compared with the same period in the prior year. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($2,398,000), (ii) commissions paid to guest locations ($510,000), (iii) direct operating costs ($1,286,000), (iv) racing facility rental ($598,000) and (v) marketing ($239,000). However, this decrease was offset by $234,000 of Merger related costs, $407,000 of legal costs and $1,151,000 of termination payments.

Liquidity and Capital Resources

  Cash and cash equivalents decreased to $300,000 at June 30, 1997, from $889,000 at December 31, 1996. Net cash used in operating activities was $193,000, consisting primarily of depreciation of $358,000, increases in accounts receivable of $348,000, accrued liabilities of $1,348,000, decreases in prepaid expenses and other assets of $102,000, accounts payable of $395,000 and amounts payable to Cal Jockey of $1,033,000. Net cash used in investing activities was $396,000 for the purchase of property, plant and equipment.

  As of June 30, 1997, Bay Meadows' current liabilities exceeded its current assets by $3,808,000. The current ratio (current assets to current liabilities) was .22 to 1 at June 30, 1997, compared to .38 to 1 at December 31, 1996.

  The Operating Company's principal source of cash to meet its cash requirements, including distributions to its shareholders and rent payments due to the Corporation, will be cash flow from the operation of the hotels and the Racecourse leased from the Corporation. The Operating Company is dependent on the Corporation's assistance in securing a bank line of credit for its working capital needs throughout the year.

PATRIOT: (FORMERLY PATRIOT AMERICAN HOSPITALITY, INC.)

  The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of Patriot and the financial statements of three of the Lessees who operate hotel properties: CHC Lease Partners, NorthCoast Hotels, L.L.C., and PAH RSI, L.L.C., which are included elsewhere in this Joint Quarterly Report.

BACKGROUND

  Patriot, a Virginia corporation, was formed April 17, 1995 as a self-administered REIT for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed its initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations. Patriot, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Initial Offering to the Realty Partnership in exchange for an approximate 85.3% limited partnership interest in the Realty Partnership. Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Realty Partnership.

  The Realty Partnership used approximately $263,600,000 of the net proceeds from Patriot to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels") from various entities and to repay existing mortgages and other indebtedness of the Initial Hotels. In addition, in connection with the Initial Offering, Patriot closed on a line of credit (the "Line of Credit") with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate"), which was to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital.

  In 1995, Patriot used the balance of the proceeds from the Initial Offering, together with proceeds from the Line of Credit, to finance acquisitions of two additional hotel investments, provide for renovations to existing hotels and for working capital.

  During 1996, Patriot acquired 24 hotel properties in 13 states with an aggregate 6,416 guest rooms. The total purchase price for these hotels, including acquisition costs, was approximately $403,249,000.

  During the first quarter of 1997, Patriot acquired four resort properties and four hotel properties in seven states with an aggregate 1,331 guest rooms. The total purchase price for these hotels, including acquisition costs, was approximately $308,200,000.

  During the second quarter of 1997, Patriot acquired two hotel properties in two states with an aggregate 683 guest rooms. The total purchase price for these hotels, including acquisition costs, was approximately $52,300,000.

  Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose entities, to lessees that are responsible for operating the hotels (the "Lessees"). At June 30, 1997, Patriot leased 25 of the hotels to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee"); DTR North Canton, Inc. ("Doubletree Lessee"), a subsidiary of Doubletree Hotels Corporation, leased six hotels; PAH RSI, L.L.C. ("PAH RSI Lessee") leased eight hotels; Crow Hotel Lessee, Inc. ("Wyndham Lessee") leased two hotels; Grand Heritage Leasing, L.L.C. ("Grand Heritage Lessee") leased three hotels and Metro Lease Partners, Inc. ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees.

  As of June 30, 1997, Patriot, through the Realty Partnership, PAH Ravinia, Inc. ("PAH Ravinia"), PAH Windwatch, L.L.C. ("PAH Windwatch") and other partnerships, owned 56 hotel properties in 22 states with an aggregate 13,355 guest rooms (the "Hotels"). The Hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Miami, Minneapolis, New York and Seattle. In addition to hotels catering primarily to business travelers, the Hotels include prominent hotels in major tourist destinations, including New Orleans, San Antonio, Fort Lauderdale and San Diego. The Hotels include 46 full service hotels, four limited service hotels, five resorts and an executive conference center. Fifty-two of the Hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

RESULTS OF OPERATIONS OF PATRIOT

Actual (for the three months ended June 30, 1997 and 1996)

  For the three months ended June 30, 1997, Patriot's Participating Lease revenue from Lessees increased 106.4%, to $36,973,000 in 1997 from $17,913,000 in 1996, primarily due to the acquisition of 23 hotel properties during the past twelve months. As of June 30, 1997, Patriot owned 56 hotels as compared to 33 owned as of June 30, 1996. Interest and other income was $757,000 for the three months ended June 30, 1997, compared to $94,000 for the three months ended June 30, 1996. Depreciation and amortization expense was $9,510,000 for 1997, compared to $3,946,000 for 1996. Real estate and personal property taxes and property insurance increased to $3,765,000 for the three months ended June 30, 1997, compared to $1,460,000 for the three months ended June 30, 1996. General and administrative expenses were $2,299,000 for the three months ended June 30, 1997 (which included amortization of unearned stock compensation of $1,306,000 and expenses associated with evaluating properties for acquisition which were ultimately not purchased of $87,000), compared to $951,000 (including amortization of unearned stock compensation of $118,000) for 1996. Patriot reported $9,523,000 of interest expense for the three months ended June 30, 1997 (which included $9,087,000 of interest incurred on the Line of Credit and mortgage note balances and $436,000 of amortization of deferred financing costs). Interest expense for the three months ended June 30, 1996 was $2,171,000 (which included $2,081,000 of interest incurred on the Line of Credit and mortgage note balances and $79,000 of amortization of deferred financing costs). Ground lease expense related to the Holiday Inn Lenox in Atlanta, Georgia and the Hyatt Regency in Lexington, Kentucky totaled $338,000 in 1997, compared to $223,000 in 1996. Patriot's share of income from unconsolidated subsidiaries was $2,072,000 from the three months ended June 30, 1997, compared to $1,243,000 in the same period for 1996. The minority interest's share of income of Patriot was $2,549,000 for the three months ended June 30, 1997 (including $247,000 related to the minority interest in the partnerships with DTR), compared to $1,816,000 for 1996. The resulting net income to common shareholders was $11,818,000 for the three months ended June 30, 1997, compared to $8,683,000 for the three months ended June 30, 1996.

Actual (for the six months ended June 30, 1997 and 1996)

  For the six months ended June 30, 1997, Patriot's Participating Lease revenue from the Lessees increased 138%, to $71,986,000 from $30,269,000 in 1996, primarily due to the acquisition of 23 hotel properties during the past twelve months. Interest and other income was $1,132,000 for the first six months of 1997, compared to $201,000 for the first six months of 1996. Depreciation and amortization expense was $18,006,000 for 1997, compared to $6,784,000 for 1996. Real estate and personal property taxes and insurance was $6,966,000 for 1997, compared to $2,542,000 for 1996. General and administrative expenses were $5,081,000 for the first six months of 1997 (including amortization of unearned stock compensation of $1,927,000 and expenses associated with evaluating properties for acquisition which ultimately were not purchased of $655,000), compared to $1,892,000 (including amortization of unearned stock compensation of $284,000) for 1996. Patriot reported $17,328,000 of interest expense for the first six months of 1997 (which included $16,564,000 of interest incurred on the Line of Credit and mortgage note balances outstanding and $764,000 of amortization of deferred financing costs). Interest expense for the first six months of 1996 was $2,772,000 (which included $2,639,000 of interest incurred on the Line of Credit balance and $122,000 of amortization of deferred financing costs). Ground lease expense related to the Holiday Inn Lenox in Atlanta, Georgia and the Hyatt Regency in Lexington, Kentucky totaled $683,000 in 1997, compared to $300,000 for 1996. Patriot's share of income from unconsolidated subsidiaries was $3,093,000 for 1997, compared to $2,605,000 for 1996. The minority interest's share of income of Patriot was $4,981,000 for the first six months of 1997 (including $447,000 related to the minority interest in the partnerships with DTR), compared to $2,974,000 for 1996. The resulting net income applicable to common shareholders was $23,166,000 for the six months ended June 30, 1997, an increase of 46.5% from $15,811,000 for the six months ended June 30, 1996.

Pro Forma (for the six months ended June 30, 1997 and 1996)

  On a pro forma basis, Patriot's lease revenue grew 6.1% from $70,925,000 for the first six months of 1996 to $75,222,000 for 1997, reflecting improvements in average room rates due to continuing improvement in market conditions in the U.S. lodging industry during 1996 and improved results from renovated and repositioned hotels (see Pro Forma Results of Operations of Lessees below). Pro forma interest and other income increased $345,000, from $1,672,000 for 1996 to $2,017,000 for 1997, as a result of increased interest income from cash reserved for capital improvements and interest income earned on notes receivable. Total operating expenses increased approximately 6.9% from $52,950,000 for the first six months of 1996 to $56,612,000 for 1997. Pro forma general and administrative expenses were $4,586,000 for the first six months of 1996, compared to $6,132,000 for 1997 (including amortization of unearned stock compensation of $2,978,000 for both periods). The increase of $1,546,000 is primarily attributable to $655,000 of expenses recognized in the first six months of 1997 related to the evaluation of properties for acquisition which ultimately were not purchased and increases in staffing required by the continued growth of Patriot which have resulted in increased salaries and related benefits costs. Pro forma interest expense increased $131,000, from $22,755,000 for the first six months of 1996 to $22,886,000 for 1997, primarily as a result of the increase in the 30-day LIBOR rate upon which the Line of Credit interest rate is based. Pro forma depreciation and amortization expense increased $1,562,000, from $17,702,000 for the first six months of 1996 to $19,264,000 for 1997, primarily as a result of depreciation expense related to capital improvements. As a result, pro forma net income increased $817,000 or 4.3%, from $18,798,000 for the six months ended June 30, 1996 to $19,615,000 for 1997.

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the six months ended June 30, 1997 and 1996)

  CHC Lease Partners. CHC Lease Partners' room revenue increased from
  ------------------
$52,637,000 for the six months ended June 30, 1996 to $65,184,000 for the six months ended June 30, 1997. The increase is primarily attributable to the increase in the number of hotels leased by CHC Lease Partners from 23 at June 30, 1996 to 25 at June 30, 1997. Food and beverage, conference center and other revenues increased from $22,831,000 for the first six months of 1996 to $31,013,000 for 1997 which is primarily attributable to the leasing of the Registry Spa and Resort which provides extensive meeting and banquet facilities as well as the overall increase in the number of hotels being leased by CHC Lease Partners. Participating Lease payments increased from $25,807,000 for the first six months of 1996 to $31,343,000 for 1997. Hotel operating expenses were $47,077,000 for the first six months of 1996 compared to $62,213,000 for 1997. Net income for the six months ended June 30, 1996 was $936,000 compared to net income of $1,734,000 for the six months ended June 30, 1997.

  NorthCoast Lessee. For the six months ended June 30, 1997, NorthCoast Lessee
  -----------------
had room revenues of $22,042,000 from the nine hotels it leased during the period. NorthCoast Lessee commenced operations in April 1996 and had room revenues of $7,720,000 from the seven hotels it leased during the period April 2, 1996 (inception of operations) through June 30, 1996. Food and beverage and other revenues were $12,460,000 for the first six months of 1997, compared to $3,944,000 for 1996. Participating Lease payments were $10,217,000 in 1997, compared to $3,307,000 for 1996. Hotel operating expenses were $23,228,000 for 1997, compared to $7,682,000 for 1996. Net income was $777,000 for the first six months of 1997 compared to net income of $347,000 for the period April 2, 1996 (inception of operations) through June 30, 1996.

  PAH RSI Lessee. PAH RSI Lessee began leasing four resort properties from the
  --------------
Realty Partnership and commenced operations on January 16, 1997. Subsequently, in January and March 1997, PAH RSI Lessee began leasing two additional hotels from the Realty Partnership. In addition during the second quarter of 1997, PAH RSI Lessee leased two additional hotels. For the period from January 16, 1997 through June 30, 1997, PAH RSI Lessee had room revenues of $24,293,000 from the eight hotels it leased during the period. Food and beverage and telephone and other revenues were $17,812,000 and revenues from the club, club membership and spa facilities were $15,361,000 for the period. PAH RSI Lessee had shopping center lease revenue of $865,000 and royalty revenues of $771,000 for the period. Participating Lease payments and hotel and resort operating expenses were $16,713,000 and $39,348,000, respectively, and net income was $248,000 for the period from January 16, 1997 (inception of operations) through June 30, 1997.

  Combined Lessees. For the six months ended June 30, 1997, the combined Lessees
  ----------------
(consisting of CHC Lease Partners, NorthCoast Lessee, PAH RSI Lessee, Doubletree Lessee, Wyndham Lessee, Grand Heritage Lessee, and Metro Lease Partners) had room revenues of $141,543,000 from the 54 hotels leased to the Lessees during the period, compared to $62,887,000 from the 32 hotels leased for the six months ended June 30, 1996. Food and beverage, conference center, and telephone and other revenues were $75,273,000 for the first six months of 1997, compared to $27,548,000 for 1996. In addition, the combined Lessees reported club, club membership and spa revenue of $15,361,000, shopping center revenue of $865,000, and royalty revenue of $771,000 for the six months ended June 30, 1997.

  Participating Lease payments were $71,986,000 for the first six months of 1997, compared to $30,269,000 for 1996. Hotel operating expenses were $154,498,000 for the first six months of 1997, compared to $56,902,000 for 1996. Net income for the six months ended June 30, 1997 was $1,831,000, compared to net income of $1,265,000 for 1996.

Pro Forma (for the six months ended June 30, 1997 and 1996)

  CHC Lease Partners. Pro forma room revenue increased from $62,521,000 for the
  ------------------
six months ended June 30, 1996 to $65,285,000 for 1997, an increase of $2,764,000 or 4.4%. Average occupancy decreased from 70.5% in 1996 to 68.5% in 1997 and average daily rates increased from $85.27 in 1996 to $92.15 in 1997, resulting in a 4.9% increase in revenue per available room from $60.13 in 1996 to $63.09 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, completion of renovations at certain of the Initial Hotels and increased marketing efforts. Excluding rooms that were under renovation, average occupancy increased from 70.7% in 1996 to 71.9% in 1997 and revenue per available room increased to $66.26 in 1997 compared to $60.32 for 1996.

  Pro forma food and beverage revenue increased from $22,511,000 for the first six months of 1996 to $23,509,000 for 1997, a total increase of $998,000 and a variance of 4.4%, primarily as a result of increased banquet and catering business. Conference center revenue increased from $1,196,000 for the first six months of 1996 to $1,363,000 for 1997, an increase of $167,000, or 14%, primarily due to increased marketing efforts. Telephone and other revenue decreased from $6,670,000 for the first six months of 1996 to $6,185,000 for 1997, a decrease of $485,000, or 7.3%, due primarily to the decrease in cancellation fees during the period.

  Pro forma Participating Lease payments were $29,588,000 for the six months ended June 30, 1996 compared to $31,382,000 for 1997, an increase of 6.1%. Pro forma hotel operating expenses increased $1,280,000 from $61,039,000 for the first six months of 1996 to $62,319,000 for 1997. Departmental costs and expenses increased $194,000, or less than 1%. General and administrative expenses increased $439,000, or 5.3%, primarily due to additional salaries and related benefit costs. Marketing expenses increased $698,000, or 8.1%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue remained relatively stable, decreasing from 65.7% in 1996 to 64.7% in 1997.

  Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of interest and dividend income, decreased $403,000, or 30.9%, from $1,304,000 for the first six months of 1996 to $901,000 for 1997, primarily as a result of increases in historical interest and dividend income.

  CHC Lease Partners' net income on a pro forma basis was $967,000 for the six months ended June 30, 1996 compared to $1,740,000 for 1997 as a result of the variances discussed above.

  NorthCoast Lessee. (The comparisons presented herein are actual results of
  -----------------
operations of NorthCoast Lessee for the six months ended June 30, 1997 to pro forma results of operations for the six months ended June 30, 1996). Pro forma room revenue increased from $20,494,000 for the six months ended June 30, 1996 to $22,042,000 for 1997, an increase of $1,548,000 or 7.6%. Average occupancy decreased from 66.5% in 1996 to 64.8% in 1997 and average daily rates increased from $82.85 in 1996 to $91.66 in 1997 resulting in an 7.8% increase in revenue per available room from $55.13 in 1996 to $59.43 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, increased marketing efforts at newly renovated hotels and management's continued focus on maximizing room rates. Excluding rooms that were under renovation, average occupancy increased from 66.5% in 1996 to 67.0% in 1997 and revenue per available room increased to $61.37 in 1997 compared to $55.13 for 1996.

  Pro forma food and beverage revenue increased from $9,373,000 for the first six months of 1996 to $10,571,000 for 1997, a total of $1,198,000, or 12.8%.
Telephone and other revenue increased from $1,868,000 for the first six months of 1996 to $1,889,000 for 1997, an increase of $21,000, or 1.1%.

  Pro forma Participating Lease payments were $9,850,000 for the first six months of 1996 compared to $10,217,000 for 1997, an increase of 3.7% primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $22,329,000 for the first six months of 1996 to $23,228,000 for 1997, an increase of $899,000, or 4%. Departmental costs and expenses increased $748,000, or 5.6%, as a result of increased salaries and benefits at certain of the hotels. General and administrative expenses increased $47,000, or 1.7%, and marketing expenses increased $230,000, or 9.7%. Pro forma hotel operating expenses as a percentage of total revenue decreased from 70.4% for the first six months of 1996 to 67.3% for 1997 primarily due to stabilization of certain operating costs.

  Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of actual interest and other income, decreased $754,000 or 72.9%, from $1,034,000 for the first six months of 1996 to $280,000 for 1997 primarily as a result of service fee income of $900,000 earned in 1997 related to the acquisition by Patriot of certain hotel properties owned by affiliates of the NorthCoast Lessee.

  NorthCoast Lessee's net loss on a pro forma basis was $1,478,000 for the six months ended June 30, 1996 compared to net income of $777,000 for the six months ended June 30, 1997.

  PAH RSI Lessee. Pro forma room revenue increased to $30,473,000 for the first
  --------------
six months of 1997 from $27,907,000 for 1996, an increase of $2,566,000 or 9.2%.
Average occupancy increased from 68.4% in 1996 to 70.2% in 1997 and average daily rates increased from $133.62 in 1996 to $144.51 in 1997 resulting in a 10.8% increase in revenue per available room from $91.46 in 1996 to $101.38 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry as well as continued efforts to market the resorts.

  Pro forma food and beverage revenue increased from $14,586,000 for the first six months of 1996 to $14,842,000 for 1997, a total of $256,000 or 1.8%. Pro forma telephone and other revenues increased from $5,794,000 for the first six months of 1996 to $7,110,000 for 1997, an increase of $1,316,000, or 22.7%, as a result of the overall increase in occupancy and increased marketing efforts. Pro forma club, club membership and spa revenue increased 2.2% from $17,033,000 for the first six months of 1996 to $17,407,000 for 1997. Shopping center revenue increased from $907,000 for the first six months of 1996 to $976,000 for 1997, and royalty revenue increased from $697,000 for the first six months of 1996 to $771,000 for 1997.

  Pro forma Participating Lease payments were $18,396,000 for the first six months of 1996 compared to $19,805,000 for 1997, an increase of 7.7%, primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $47,025,000 for the first six months of 1996 to $50,944,000 for 1997, an increase of $3,919,000, or 8.3%. This increase is primarily attributable to a $3,372,000 increase in departmental costs and expenses as a result of increased salaries and benefits at certain of the hotels. Pro forma hotel operating expenses as a percentage of total revenue increased from 70.3% in 1996 to 71.2% in 1997.

  Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased $579,000 or 22.0%, from $2,630,000 for the first six months of 1996 to $3,209,000 for 1997 primarily as a result of increased management fees in accordance with the terms of certain management agreements.

  PAH RSI Lessee's net loss on a pro forma basis was $1,127,000 for the first six months of 1996 compared to $2,379,000 for 1997. The increase in loss is primarily attributable to the increased departmental costs, which increased by 8.3% as discussed above.

  Combined Lessees. On a combined basis, pro forma room revenue from the hotels
  ----------------
was $148,056,000 for the six months ended June 30, 1997, an increase of 5.8% from $139,934,000 in 1996. Average occupancy decreased from 69.6% in 1996 to 67% in 1997 and average daily rates increased from $90.73 in 1996 to $99.49 in 1997 resulting in a 5.5% increase in revenue per available room from $63.13 in 1996 to $66.62 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry and increased marketing efforts at newly renovated hotels. Excluding rooms that were under renovation, average occupancy decreased from 69.9% in 1996 to 69.7% in 1997, resulting in revenue per available room of $69.38 in 1997 compared to $63.47 for 1996.

  Combined pro forma food and beverage, conference center, and telephone and other hotel revenues increased 4.6%, from $76,049,000 for the first six months of 1996 to $79,542,000 for 1997. Pro forma club, club membership and spa revenue increased 2.2%, from $17,033,000 for the first six months of 1996 to $17,407,000 for 1997. Pro forma shopping center revenue increased from $907,000 for the first six months of 1996 to $976,000 for 1997, and pro forma royalty revenue increased from $697,000 for the first six months of 1996 to $771,000 for 1997.

  Combined pro forma Participating Lease payments were $75,222,000 for 1997 compared to $70,925,000 for 1996, a 6.1% increase, as a result of increased room revenues upon which the Participating Lease payment calculations are based. Hotel operating expenses on a pro forma basis increased $5,211,000, or 3.2%, to $166,491,000 for the first six months of 1997 compared to $161,280,000 for 1996. As a result, combined pro forma net loss for the six months ended June 30, 1997 was $885,000 compared to $3,998,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1997, Patriot acquired six hotels and four resort properties for approximately $360,500,000 (including closing costs). These acquisitions were financed primarily with funds drawn on the Line of

Credit, the issuance of 1,295,077 OP Units valued at approximately $58,662,000, and the assumption of mortgage debt in the amount of approximately $28,489,000.

  Borrowings under Patriot's Line of Credit generally bear interest at a rate per annum equal to the 30-day LIBOR rate plus 1.9%. The Line of Credit is secured by a mortgage on certain of the hotels. In January 1997, the maximum amount available under the Line of Credit was increased to $475,000,000, along
with the modification of certain terms.   In May 1997, the maximum amount
available under the Line of Credit was increased, to $625,000,000, along with certain other modifications.

  As of June 30, 1997, Patriot had approximately $520,305,000 outstanding under the Line of Credit. As of such date, Patriot also had approximately $63,989,000 of other mortgage debt outstanding, resulting in total indebtedness of approximately $584,294,000. As of June 30, 1997, the Line of Credit was secured by 38 of the 56 hotels and Patriot had single asset mortgage loans that encumber three additional hotels.

  Pursuant to the Merger with Patriot, the Corporation assumed Patriot's $625,000,000 Line of Credit which was secured by a mortgage on certain of the hotel properties and approximately $63,972,000 of other mortgage debt. On July 21, 1997, the Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders (collectively, the "Lenders") for a three-year $700 million unsecured revolving line of credit (the "Revolving Credit Facility"). Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under the Line of Credit. The Revolving Credit Facility also will be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Companies' leverage ratio). The initial interest rate for the Revolving Credit Facility is 7.372% per annum. As of August 1, 1997, the unused commitment under the Revolving Credit Facility is approximately $308.3 million.

  Effective August 4, and August 5, 1997, the Companies entered into two interest rate swap arrangements as a hedge against $250 million of the $700 million Revolving Credit Facility. As discussed above, the initial interest rate for borrowings under the Revolving Credit Facility is 7.372% per annum. Each of the interest rate swaps covers $125 million of borrowings under the Revolving Credit Facility and bears interest at 6.09% and 6.255%, respectively. The interest rate swap arrangements expire November 2002.

  Additionally, the Corporation has entered into a commitment letter with Paine Webber Real Estate and Chase for a $500 million term loan (the "Term Loan"). It is anticipated that the Term Loan will be secured by specific assets and properties of the Companies that will be transferred to a special purpose "bankruptcy remote" entity. The Term Loan will be used to finance payments to be made in connection with the acquisition of certain properties and is expected to have an interest rate per annum equal to LIBOR plus 1.75%.

  The Corporation's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Realty Partnership's cash flow. The Realty Partnership's principal source of revenue is rent payments under the participating leases. The Lessees' ability to make rent payments to the Realty Partnership (including rent payments due from the Operating Company), and, therefore, the Corporation's liquidity, including the ability to make distributions to its shareholders, is dependent upon the Lessees' ability to generate sufficient cash flow from operation of the hotels.

  In addition, the Companies are evaluating other permanent sources of capital, including the issuance of equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit the Companies' overall debt to market capitalization ratio. In August 1997, the Companies completed a public offering of 9,200,000 paired shares of common stock, the net proceeds of which (less underwriter discount and expenses) were approximately $209.4 million. The net proceeds were used to reduce the outstanding debt under the Revolving Credit Facility. In addition, in August 1997, the Companies' underwriters exercised the over-allotment option and issued an additional 1,380,000 paired shares of common stock. The net proceeds of approximately $31 million were used to reduce the outstanding debt under the Revolving Credit Facility.

Acquisitions and Investments

  During June and July 1997, the Corporation loaned approximately $46 million to partnerships affiliated with members of CHC Lease Partners, relating to two hotels owned by the partnerships: the Doubletree Hotel in Glenview, Illinois and the Sheraton Gateway Hotel in Miami (also known as the Sheraton River House Hotel). These loans mature in two years, bear interest at a rate per annum equal to 30-day LIBOR plus 2.75%, and are secured by first priority liens on the respective hotels. Additionally, the Corporation has purchased two additional loans on which partnerships affiliated with the members of CHC Lease Partners are borrowers for an aggregate purchase price of $57 million. One of the purchased loans, in the principal amount of approximately $30.7 million, matures in December 2000 and bears interest at a rate per annum equal to 8.0% until November 30, 1997, 8.5% from December 1, 1997 until November 30, 1999, and 9.0% from December 1, 1999 until December 1, 2000. The second purchased loan, in the principal amount of approximately $24.4 million, matures on December 31, 1999 and bears interest at a rate per annum equal to 8.0% until December 31, 1997 and 9.5% from January 1, 1998 until December 31, 1999. Each of the purchased loans is secured by first priority liens on the respective hotels. In connection with such loans, the Corporation has entered into a short-term financing arrangement with an affiliate of Paine Webber Real Estate, whereby such affiliate loaned the Corporation $103 million through April 15, 1998 at a rate equal to the greater of 30-day LIBOR plus 1.75% or the borrowing rate on the Revolving Credit Facility. This financing is secured by a collateral assignment of the mortgage loans encumbering the four hotels. CHC Lease Partners currently leases 25 of the Corporation's hotels and is the Corporation's largest independent Lessee.

  On August 1, 1997, the Corporation purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,013-room Buena Vista Palace Hotel in Orlando, Florida for $23.75 million in cash (the "Participating Note"). The Participating Note acquisition closed simultaneously with the closing of the public offering of common stock and effectively was financed with funds drawn on the Revolving Credit Facility. The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company who owns a 55% interest and Hotel Venture Partners, Ltd., a Florida limited partnership ("HVP"), who owns a 45% interest. The Participating
Note is subordinated to a ground lease, a $51 million first leasehold mortgage loan and a separate $8.5 million participating loan.

  In July 1997, the Corporation, through the Realty Partnership and its subsidiaries, acquired eight hotels with a total of 1,595 rooms for approximately $107.9 million, which was financed with (i) funds held in a restricted escrow account related to the land sale discussed below, (ii) funds drawn on the Revolving Credit Facility, and (iii) the assumption of approximately $5.8 million in debt related to the acquisition of the Radisson Beachwood Hotel. The hotels acquired included the 266-room Holiday Inn Westlake, the 196-room Radisson Beachwood, and the 113-room Courtyard by Marriott Beachwood, all in Cleveland, Ohio; the 130-room Radisson Hotel in Akron, Ohio; the 224-room Holiday Inn at the San Francisco International Airport; the 323-room Ramada Inn at the San Francisco International Airport; the 219-room Ambassador West, a Grand Heritage Hotel in Chicago, Illinois; and the 124-room Union Station Hotel, a Grand Heritage Hotel in Nashville, Tennessee. The Holiday Inn and the Ramada Inn at the San Francisco International Airport have been leased to NorthCoast Hotels, L.L.C. for a one-year period pursuant to separate participating lease agreements. The remaining six hotel properties acquired in July 1997 have been leased to the Operating Company for periods ranging from 5 to 10 years pursuant to separate participating lease agreements.

  On July 14, 1997, the Corporation sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $81.1 million (the "PaineWebber Land Sale"). These funds were placed in a restricted account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. In July 1997, three suitable hotels were acquired using the proceeds from this restricted account. The Corporation retained ownership of the improvements located on the land, including the Bay Meadows Racecourse (the "Racecourse") and its related facilities. Simultaneously with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and the Corporation entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments of $750,000 through March 1998, $812,500 through March 1999, $875,000 through March 2000, $1,000,000 through March 2002 and $1,250,000 through July 2004. Additionally, the Corporation subleased the Racecourse land and leased the related improvements to the Operating Company in order to permit the Operating Company to continue horseracing operations at the Racecourse through the term of the Corporation's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In connection with the sale, the Corporation assigned all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold to the PaineWebber affiliate, and the PaineWebber affiliate assumed all of the Corporation's development obligations for on and off-site improvements and all obligations under existing lease and contracts. Under the ground lease, the Corporation is responsible for reimbursing the PaineWebber affiliate for up to approximately $10.3 million of costs relating to certain development obligations which relate to the leased land as a racing facility, including the building of new stable facilities.

Potential Acquisitions

  On April 14, 1997, Patriot entered into a merger agreement with Wyndham Hotel Corporation ("Wyndham") described below. Subsequent to the Merger, the Companies ratified and succeeded to Patriot's interest in the agreement with Wyndham. Through this agreement, the Corporation agreed to acquire Wyndham's portfolio of 23 owned and leased hotels, with an aggregate of 4,877 guest rooms, management and franchise agreements for Wyndham's 64 managed and franchised properties throughout North America, management and franchise agreements for 15 properties which are currently closed for renovation or construction or are in the process of being converted to the Wyndham Brand, and Wyndham's proprietary brand names, including Wyndham/sm/, Wyndham Garden(R) and Wyndham Hotels & Resorts/sm/ (the "Wyndham Acquisition"). Terms of the Wyndham Acquisition provide for Wyndham shareholders to receive 1.372 paired shares of Corporation common stock and Operating Company common stock for each share of Wyndham common stock (subject to adjustment under certain circumstances), with up to $100 million of such consideration payable in cash, at the option of Wyndham's shareholders. The Corporation will also assume or retire all of Wyndham's outstanding indebtedness, which totaled approximately $151 million as of June 30, 1997.

  Additionally, in July 1997, Wyndham acquired ClubHouse Hotels, Inc. ("ClubHouse"), a privately-held company based in Kansas which owns a chain of 16 hotels along with the ClubHouse brand name and a franchise for one additional hotel. As a result of the transaction, Wyndham will directly or indirectly own and manage 13 of the hotels, will own partial interests and manage three of the hotels, and will license one franchised ClubHouse hotel.

  In connection with the proposed Wyndham Acquisition, the Corporation also entered into a definitive agreement with partnerships affiliated with members of the Trammell Crow family providing for the Corporation's acquisition of 11 full-service Wyndham-branded hotels with 3,072 rooms (the "Crow Properties Acquisition" and, collectively with the Wyndham Acquisition, the "Wyndham Transactions") for an aggregate purchase price of approximately $332 million in cash, plus up to $14 million in additional cash consideration if two of the hotels meet certain cash flow targets. The Corporation expects the Wyndham Transactions will be completed in the fourth quarter of 1997. The Wyndham Transactions are subject to various closing conditions, including approval of the Wyndham Acquisition by the shareholders of the Companies and Wyndham. Accordingly, no assurances can be given that the Wyndham Transactions will be consummated.

  In addition to the Wyndham Transactions, the Corporation has entered into agreements or letters of intent to purchase six additional hotels aggregating 1,883 rooms (the "Other Hotel Acquisitions") for an aggregate purchase price (excluding closing costs and other acquisition-related expenses) of approximately $185.5 million. The Corporation has also agreed to purchase Grand Heritage Hotels, a hotel management and marketing company, and other subsidiaries of Grand Heritage Hotels, including an interest in one hotel with an aggregate of 235 rooms (the "Grand Heritage Acquisition"), for a combined purchase price of approximately $25.3 million. No assurances can be made that the Other Hotel Acquisitions or the Grand Heritage Acquisition will be consummated.

  As part of its ongoing business, the Companies continually engage in discussions with public and private real estate entities, including, without limitation, current lessees of the Companies' hotels, regarding possible portfolio or single asset acquisitions, as well as the acquisition of hotel leasing and management operations. No assurances can be made that the Companies will acquire any such acquisition opportunities.

  Cash and cash equivalents as of June 30, 1997 were $8,975,000, including capital improvement reserves of $4,473,000. Additionally, the June 30, 1997 lease revenue receivable was $12,353,000, of which $10,692,000 was paid by the Lessees in July 1997. Cash flows from operating activities of Patriot was $38,463,000 for the first six months of 1997, which primarily represents collection of rents under the Participating Leases, less Patriot's operating expenses for the period. Cash flows used in investing activities in the amount of $315,327,000 for the first six months of 1997 resulted from the acquisition of hotel properties and renovation expenditures at certain hotels. Cash flows from financing activities of $279,235,000 for the first six months of 1997 were primarily related to borrowings under the Line of Credit and mortgage notes, net of payments of dividends and distributions.

  Cash and cash equivalents as of June 30, 1996 were $6,675,000, including capital improvement reserves of $3,605,000. Cash flows from operating activities of Patriot were $24,803,000 for the six months ended June 30, 1996, which primarily represents collection of rents under the Participating Leases, less Patriot's operating expenses for the period. Cash flows used in investing activities in the amount of $144,264,000 for the first six months of 1996 resulted primarily from the acquisition of hotel properties. Cash flows from financing activities of $121,367,000 were primarily related to $101,661,000 in net borrowings on the Line of Credit and $39,417,000 of net proceeds from the private placement of equity securities, net of dividends and distributions paid during the period.

RENOVATIONS AND CAPITAL IMPROVEMENTS

  Pursuant to the Participating Leases, Patriot is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F, F & E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total revenues in a single year.

  Patriot completed over $16,873,000 of capital improvements during 1996 as well as commenced and completed renovations at certain of the Hotel properties. During 1996, approximately $11,097,000 of total capital improvement expenditures were related to significant renovations at certain of the hotel properties which included upgrading the rooms, public meeting space and lobby areas. Patriot has budgeted approximately $20,768,000 of capital improvements, excluding renovations, to complete recurring capital expenditures in 1997 for the 56 hotels owned as of June 30, 1997.

  Patriot has completed over $34,873,000 of capital improvements during the six months ended June 30, 1997 as well as commenced and completed additions and renovations at certain of the Hotel properties. During 1997, approximately $22,213,000 of total capital improvement expenditures were related to significant additions and renovations at certain of the hotel properties.

  During 1997 for the 56 hotels owned as of June 30, 1997, Patriot has budgeted a total of approximately $39,220,000 related to the renovations or completion of renovations at a number of the hotels. Total budgeted renovations include approximately $11,744,000 related to the completion of major additions and renovations begun during 1996 at the Tremont House in Boston, Massachusetts; The Registry Resort and Spa in Fort Lauderdale, Florida; and the WestCoast Long Beach Hotel and Marina in Long Beach, California. The renovation of the Tremont House in Boston included the construction of 32 additional guest rooms. Additionally, major planned renovations of approximately $10,549,000 began in late 1996 and are currently in process at the Holiday Inn - Miami Airport in Miami, Florida and the Holiday Inn in Des Plaines, Illinois (both of which will be converted to Doubletree brands upon completion of the renovations); and the Doubletree Hotel in Tallahassee, Florida. Renovations which total approximately $15,514,000 are expected to be started and completed during 1997 on the recently acquired Doubletree Hotel at Allen Center in Houston, Texas; the Radisson Hotel in Northbrook, Illinois; the Radisson Hotel in Overland Park, Kansas; the Doubletree Guest Suites Hotel (formerly Luxeford Suites Hotel) in Minneapolis, Minnesota and the Pickwick Hotel in San Francisco, California.

  The budgeted capital improvements excluding renovations consist of upgrades and replacements of soft goods and furniture and fixtures, upgrades of telephone systems, and other equipment purchases and improvements which management believes will continue to enhance and maintain the revenue-producing capabilities of certain of the hotels. The budgeted renovations to certain of the hotel properties include complete renovation of rooms, lobby, public areas and meeting space by replacing existing soft and hard goods with a higher quality of furnishings, with the intention of upgrading the overall quality of the hotel facility. Management believes these renovations will enhance the revenue-producing capabilities of these hotels and strengthen the hotels' position in their respective markets.

  Patriot attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, Patriot does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through the capital expenditure reserves, the Revolving Credit Facility or other financing sources or with working capital.

INFLATION

  Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

  The hotel industry is seasonal in nature. Revenues for certain of the Corporation's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Corporation's lease revenues.

PATRIOT'S FUNDS FROM OPERATIONS

  Funds from Operations (as defined and computed below) was $24,509,000 for the three months ended June 30, 1997 and $14,949,000 for the three months ended June 30, 1996. Funds from Operations was $47,432,000 for the six months ended June 30, 1997 and $26,583,000 for the six months ended June 30, 1996. On a pro forma basis, Funds from Operations was $44,235,000 for the six months ended June 30, 1997 compared to $41,811,000 for the six months ended June 30, 1996.

  Patriot considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. Patriot has also made certain adjustments to Funds from Operations for real estate related amortization. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

  The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended June 30, 1997 and 1996:


                                                                  Three Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   1997       1996
                                                                 ---------  ---------
                                                                    (in thousands)
     Net income................................................   $11,818    $ 8,683
     Add:
       Minority interest in Realty Partnership.................     2,302      1,816
       Depreciation of buildings and improvements and
          furniture, fixtures and equipment....................     9,480      3,916
       Amortization of franchise fees..........................        22         22
       Amortization of capitalized lease costs.................        36         23
     Adjustment for Funds from Operations of
       unconsolidated subsidiaries:
       Equity in earnings of unconsolidated subsidiaries.......    (2,072)    (1,243)
       Funds from Operations of unconsolidated subsidiaries....     2,923      1,732
                                                                  -------    -------
     Funds from Operations.....................................   $24,509    $14,949
                                                                  =======    =======

     Patriot's share of Funds from Operations..................   $20,514    $12,363
                                                                  =======    =======

     Primary /(1)/:
       Weighted average shares and OP Units outstanding /(2)/..    53,629     36,671
                                                                  =======    =======
       Weighted average number of common shares and
          common share equivalents outstanding.................    44,985     30,349
                                                                  =======    =======

     Fully-diluted /(1)/:
       Weighted average shares and OP Units outstanding /(2)/..    53,847     36,741
                                                                  =======    =======
       Weighted average number of common shares and
          common share equivalents outstanding.................    45,203     30,419
                                                                  =======    =======

  See notes on following page.

    The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance for the six months ended June 30, 1997 and 1996:

                                                                  Six Months Ended
                                                                      June 30,
                                                                 -----------------
                                                                    1997      1996
                                                                 -------   -------
                                                                  (in thousands)
     Net income................................................  $23,166   $15,811
     Add:
       Minority interest in Realty Partnership.................    4,534     2,974
       Depreciation of buildings and improvements and
          furniture, fixtures and equipment....................   17,947     6,724
       Amortization of franchise fees..........................       44        44
       Amortization of capitalized lease costs.................       72        46
     Adjustment for Funds from Operations of
       unconsolidated subsidiaries:
       Equity in earnings of unconsolidated subsidiaries.......   (3,093)   (2,605)
       Funds from Operations of unconsolidated subsidiaries....    4,762     3,589
                                                                 -------   -------
     Funds from Operations.....................................  $47,432   $26,583
                                                                 =======   =======

     Patriot's share of Funds from Operations..................  $39,668   $22,372
                                                                 =======   =======

     Primary /(1)/:
       Weighted average shares and OP Units outstanding /(2)/..   53,351    35,442
                                                                 =======   =======
       Weighted average number of common shares and
          common share equivalents outstanding.................   44,783    29,906
                                                                 =======   =======

     Fully-diluted /(1)/:
       Weighted average shares and OP Units outstanding /(2)/..   53,504    36,952
                                                                 =======   =======
       Weighted average number of common shares and
          common share equivalents outstanding.................   44,936    29,981
                                                                 =======   =======

------------------------------------
(1) Shares outstanding in 1996 have been restated to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, the conversion of each Patriot share into 0.51895 paired shares issued in the Merger, and the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.
(2) The number of OP Units used in the calculation is based upon the equivalent number of shares of Patriot's common stock after giving effect to the change in the OP Unit conversion factor which coincides with the 2-for-1 stock split, the Merger exchange ratio of 0.51895 paired shares of Cal Jockey common stock and Bay Meadows common stock for each share of Patriot common stock, and the change in the OP Unit conversion factor which coincides with the 1.927-for-1 stock split.

                          PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of Wyndham stockholders, against Wyndham, Patriot and the members of the Board of Directors of Wyndham. The complaint alleges that the Wyndham Board of Directors breached its fiduciary duties owed to Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Acquisition. In particular, the complaint alleges that the Wyndham Acquisition was negotiated at the expense of Wyndham's public stockholders, and that the Wyndham Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Properties Acquisition with members of the Trammell Crow family. Patriot is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Wyndham Acquisition under the terms presently proposed and also seeks unspecified damages. Patriot denies the allegations in the complaint and expects to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

Stock Option Plan

     Bay Meadows has granted options for 162,000 paired shares to persons who are or were Bay Meadows Officers and Employees. Bay Meadows maintains that Cal Jockey has agreed to and is obligated to provide stock options to Bay Meadows for the purchase of 162,000 shares of Cal Jockey stock to match the options granted by Bay Meadows. Cal Jockey has acknowledged agreement to provide options to purchase 107,500 shares of Cal Jockey stock to back up the option grants by Bay Meadows. The difference relates to options for paired shares that Bay Meadows granted to certain Bay Meadows Officers and Employees in 1996. In order to show the greatest possible dilution, the disclosures in the financial statements assume that the options were granted by both Companies. However, there has been no resolution of this difference and no determination has been made as to the possible effects, which could be material, of the ultimate resolution of this uncertainty on the accompanying financial statements if it is determined that the options for all or a portion of the difference were not granted in 1996 by Cal Jockey.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         Current Report on Form 8-K dated January 16, 1997, as amended (File No. 001-13898 filed January 31, 1997, February 21, 1997, April 8,
         1997, April 9, 1997 and May 19, 1997), reporting the consummation of the acquisition of Carefree Resorts Corporation and Resorts Limited partnership and certain other assets and

         Current Report on Form 8-K dated April 14, 1997, as amended (File No. 001,13898 filed April 17, 1997 and April 18, 1997), reporting the execution of a merger agreement between Patriot American Hospitality, Inc. (Patriot) and Wyndham Hotel Corporation and the related stock purchase agreement and the execution of agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by Patriot American Hospitality, Inc. (the Corporation) of 11 full-service Wyndham-branded hotels.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED:  August 13, 1997



                    PATRIOT AMERICAN HOSPITALITY, INC.



                    /s/  Rex E. Stewart
                    -------------------
                    Rex E. Stewart
                    Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)



                    PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY



                    /s/ Rex E. Stewart
                    ------------------
                    Rex E. Stewart
                    Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)