Form 10-Q
period 1997-09-30
PATRIOT AMERICAN HOSPITALITY INC/DE; PATRIOT AMERICAN HOSPITALITY OPERATING CO\DE
filed 1997-11-14
CIK 16343, 715273

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ___________________ to ____________________


             Commission File Number 1-9319                               Commission File Number 1-9320


             PATRIOT AMERICAN HOSPITALITY,                               PATRIOT AMERICAN HOSPITALITY
                         INC.                                                  OPERATING COMPANY
--------------------------------------------------------  ------------------------------------------------------------
(Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)

              Delaware                   94-0358820                      Delaware                     94-2878485
--------------------------------------------------------  ------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer           (State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)      Identification No.)       incorporation or organization)     Identification No.)

3030 LBJ Freeway, Suite 1500                              3030 LBJ Freeway, Suite 1500
Dallas, Texas                                   75234     Dallas, Texas                                       75234
--------------------------------------------------------  ------------------------------------------------------------
  (Address of principal executive offices)  (Zip Code)       (Address of principal executive offices)      (Zip Code)

                    (972) 888-8000                                              (972) 888-8000
--------------------------------------------------------  ------------------------------------------------------------
 (Registrant's telephone number, including area code)        (Registrant's telephone number, including area code)

--------------------------------------------------------  ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.
                                       ----

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on November 12, 1997, was as follows:


             Registrant                                       Number of Shares
             ----------                                       ----------------
      Patriot American Hospitality, Inc.                          68,006,621
      Patriot American Hospitality Operating Company              68,006,621


                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                                     INDEX

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements:                                                                                  Page
                                                                                                               ----
Combined Patriot American Hospitality, Inc. and Patriot American Hospitality Operating Company:
     Combined Balance Sheets as of  September 30, 1997 (unaudited) and December 31, 1996....................
     Combined  Statements of Operations for the three months ended  September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 (unaudited).................................................
     Combined Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)....
     Patriot American Hospitality, Inc. :
       Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996...............
       Consolidated  Statements of Operations for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 (unaudited)..........................................
       Consolidated  Statements  of Cash  Flows  for the  nine  months  ended  September  30,  1997 and 1996
         (unaudited)........................................................................................
     Patriot American Hospitality Operating Company:
       Consolidated Balance Sheet as of September 30, 1997 (unaudited)......................................
       Consolidated Statement of Operations for the three months ended September 30, 1997 (unaudited).......
       Consolidated Statement of Cash Flows for the three months ended September 30, 1997 (unaudited).......
     Notes to Financial Statements as of September 30, 1997 (unaudited).....................................

CHC Lease Partners:
     Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996..............................
     Statements  of  Operations  for the three months ended  September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 (unaudited)........................................................
     Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited).............
     Notes to Financial Statements as of September 30, 1997 (unaudited).....................................

NorthCoast Hotels, L.L.C.:
     Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996..............................
     Statements  of  Operations  for the three months  ended  September  30, 1997 and 1996,  the nine months ended  September 30, 1997 and the period April 2, 1996  (inception of operations)  through  September
       30, 1996 (unaudited).................................................................................
     Statements of Cash Flows for the  nine months  ended  September 30, 1997  and the  period April 2, 1996
       (inception of operations) through September 30, 1996 (unaudited).....................................
     Notes to Financial Statements as of September 30, 1997 (unaudited).....................................

PAH RSI, L.L.C.:
     Consolidated Balance Sheet as of September 30, 1997 (unaudited)........................................
     Consolidated  Statements  of  Operations  for the three months ended  September 30, 1997 and the period
       January 16, 1997 (inception of operations) through September 30, 1997 (unaudited)....................
     Consolidated  Statement of Members'  Equity  (Deficit)  for the period  January 16, 1997  (inception of operations) through September 30, 1997 (unaudited)...................................................
     Consolidated  Statement of Cash Flows for the period January 16, 1997 (inception of operations) through
       September 30, 1997 (unaudited).......................................................................
     Notes to Consolidated Financial Statements as of September 30, 1997 (unaudited)........................

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                               INDEX - Continued

                                                                                                               Page
                                                                                                               ----

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............

                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................

Item 5. Other Information...................................................................................

Item 6. Exhibits and Reports on Form 8-K:
     Exhibits ..............................................................................................
     Reports on Form 8-K....................................................................................

Signatures..................................................................................................

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                            COMBINED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                September 30,       December 31,
                                                                                    1997               1996
                                                                              -----------------   ------------------
                                                                                 (unaudited)
                                    ASSETS

Investment in real estate and related improvements and land held for sale,
   net of accumulated depreciation of $50,319 in 1997 and $19,815 in 1996...  $       1,477,512   $          641,825
Cash and cash equivalents...................................................             21,515                6,604
Restricted cash.............................................................             38,196                   --
Accounts receivable.........................................................             38,540                6,198
Investment in unconsolidated subsidiaries...................................             12,061               11,291
Mortgage notes and other receivables from unconsolidated subsidiaries.......             74,053               72,209
Mortgage and promissory notes and other receivables from lessees and their
   affiliates...............................................................             98,538                  631
Inventories.................................................................              3,439                1,648
Management contracts........................................................             22,453                   --
Trade names and franchise costs.............................................              2,500                   --
Deferred expenses, net......................................................             16,626                3,063
Deferred acquisition costs..................................................             46,036               15,394
Goodwill, net of accumulated amortization of $716...........................            120,839                   --
Prepaid expenses and other assets...........................................              7,099                2,068
Deferred income taxes.......................................................                700                   --
                                                                              -----------------   ------------------

       Total assets.........................................................  $       1,980,107   $          760,931
                                                                              =================   ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility and mortgage notes.................  $         727,177   $          214,339
Accounts payable and accrued expenses.......................................             48,561               10,117
Dividends and distributions payable.........................................             21,727               13,129
Sales taxes payable.........................................................              2,968                   --
Deposits....................................................................              2,037                   --
Due to unconsolidated subsidiaries..........................................              5,904                6,034
Deferred income tax liability...............................................              4,846                   --

Minority interest in the Patriot Partnerships...............................            257,274               68,562
Minority interest in other consolidated subsidiaries........................             29,284               11,711

Commitment and contingencies................................................                 --                   --

Shareholders' Equity:
   Preferred stock (paired shares), $0.01 par value, authorized: 100,000,000
    shares each; no shares issued and outstanding...........................                 --                   --
   Excess stock (paired shares), $0.01 par value, authorized: 750,000,000
     shares each; no shares issued and outstanding..........................                 --                   --
   Common stock (paired shares), $0.01 par value, authorized: 650,000,000 shares each; issued and outstanding: 68,005,704 shares each in 1997 and
     43,613,496 shares in 1996/(1)/.........................................              1,360                  436
   Additional paid in capital...............................................            941,674              442,104
   Unearned stock compensation, net of accumulated amortization of $4,451 in
     1997 and $1,139 in 1996................................................            (15,075)              (5,427)
   Distributions in excess of retained earnings.............................            (47,630)                 (74)
                                                                              -----------------   ------------------

       Total shareholders' equity...........................................            880,329              437,039
                                                                              -----------------   ------------------

       Total liabilities and shareholders' equity...........................  $       1,980,107   $          760,931
                                                                              =================   ==================

------------------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 Paired Shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

                      See notes to financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                       COMBINED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                     ------------------------------   ------------------------------
                                                          1997            1996             1997            1996
                                                     --------------  --------------   --------------  --------------
Revenue:
   Participating lease revenue.....................  $      35,098   $      22,466    $   107,084     $    52,735
   Hotel revenue...................................         30,271              --         30,271              --
   Racecourse facility and land lease revenue......         10,861              --         10,861              --
   Management fee and service fee income...........          1,577              --          1,577              --
   Interest and other income.......................          3,831             211          4,963             412
                                                     -------------   -------------    -----------     -----------
         Total revenue.............................         81,638          22,677        154,756          53,147
                                                     -------------   -------------    -----------     -----------

Expenses:
   Departmental costs -- hotel operations..........         10,032              --         10,032              --
   Racing facility operations......................          9,213              --          9,213              --
   Direct operating costs of management company
     and service department........................            260              --            260              --
   General and administrative......................          6,582           1,381         11,663           3,273
   Ground lease expense............................          1,310             411          1,993             711
   Repair and maintenance..........................          1,186              --          1,186              --
   Utilities.......................................          1,450              --          1,450              --
   Interest expense................................         13,933           1,709         31,261           4,481
   Real estate and personal property taxes and
     casualty insurance............................          4,301           1,910         11,267           4,452
   Marketing.......................................          3,122              --          3,122              --
   Management fees.................................            699              --            699              --
   Cost of acquiring leaseholds....................         43,820              --         43,820              --
   Depreciation and amortization...................         13,792           4,844         31,798          11,628
                                                     -------------   -------------    -----------     -----------
         Total expenses............................        109,700          10,255        157,764          24,545
                                                     -------------   -------------    -----------     -----------

Income (loss) before equity in earnings of
   unconsolidated subsidiaries, income tax
   provision, minority interests and extraordinary         (28,062)         12,422         (3,008)         28,602
   item............................................
   Equity in earnings of unconsolidated
   subsidiaries....................................          1,395           1,772          4,488           4,377
                                                     -------------   -------------    -----------     -----------
Income (loss) before income tax provision, minority
   interests and extraordinary item................        (26,667)         14,194          1,480          32,979
   Income tax provision............................            (94)             --            (94)             --
                                                     -------------   -------------    -----------     -----------

Income (loss) before minority interests and
   extraordinary item..............................        (26,761)         14,194          1,386          32,979
   Minority interest in the Patriot Partnerships...          3,225          (2,168)        (1,309)         (5,142)
   Minority interest in consolidated subsidiaries..           (934)             (2)        (1,381)             (2)
                                                     -------------   -------------    -----------     -----------

Income (loss) before extraordinary item............        (24,470)         12,024         (1,304)         27,835
   Extraordinary loss from early extinguishment of
     debt, net of minority interest................         (2,534)             --         (2,534)             --
                                                     -------------   -------------    -----------     -----------

Net income (loss) applicable to common shareholders
                                                     $     (27,004)  $      12,024    $    (3,838)    $    27,835
                                                     =============   =============    ===========     ===========

Net income (loss) per common Paired Share/(1)/:
   Income (loss) before extraordinary item.........  $       (0.38)  $        0.30    $     (0.03)    $      0.83
   Extraordinary loss..............................  $       (0.04)  $          --    $     (0.05)    $        --
                                                     -------------   -------------    -----------     -----------
     Net income (loss) per common Paired Share.....  $       (0.42)  $        0.30    $     (0.08)    $      0.83
                                                     =============   =============    ===========     ===========

------------------------------------------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 Paired Shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-to-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

                       See notes to financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                   --------------------------------------
                                                                                          1997                1996
                                                                                   ------------------  ------------------
Cash flows from operating activities:
   Net income (loss)...........................................................    $          (3,838)  $           27,835
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..............................................................               30,539               11,538
     Amortization of unearned stock compensation...............................                3,312                  630
     Amortization of deferred loan costs.......................................                1,342                  273
     Amortization of lease inducement costs....................................                  102                   76
     Amortization of management contracts and tradenames.......................                  469                   --
     Amortization of goodwill..................................................                  716                   --
     Other amortization........................................................                   93                   90
     Cost of acquiring leaseholds..............................................               43,820                   --
     Payment of interest on notes receivable from unconsolidated subsidiaries..                3,448                3,204
     Accrued interest receivable...............................................               (1,497)                  --
     Issue common stock to directors...........................................                   --                   37
     Equity in earnings of unconsolidated subsidiaries.........................               (4,488)              (4,377)
     Minority interest in income of the Patriot Partnerships...................                1,309                5,142
     Minority interest in income of other consolidated subsidiaries............                1,381                    2
     Extraordinary loss from early extinguishment of debt......................                2,534                   --
     Changes in assets and liabilities:
       Accounts receivable.....................................................              (24,164)              (5,611)
       Prepaid expenses and other assets.......................................               (3,112)                 (53)
       Accounts payable and accrued expenses...................................               29,341                1,259
       Due to unconsolidated subsidiaries......................................                 (130)                 (45)
       Due from PAH RSI, L.L.C.................................................               (6,709)                  --
       Deposits................................................................                1,418                   --
                                                                                   ------------------  ------------------
         Net cash provided by operating activities.............................               75,886               40,000
                                                                                   ------------------  ------------------

Cash flows from investing activities:
   Acquisition of hotel properties and related working capital assets..........             (507,734)            (278,725)
   Improvements and additions to hotel properties..............................              (53,761)              (9,085)
   Net proceeds from sale of land..............................................               77,226                   --
   Acquisition hotels from restricted cash.....................................              (39,142)                  --
   Restricted cash.............................................................              (38,196)                  --
   Collection of receivables from selling entities.............................                  525                1,003
   Prepaid acquisition costs...................................................              (34,846)                 246
   Investment in unconsolidated subsidiaries...................................               (1,574)                  --
   Investment in mortgage note receivable from unconsolidated subsidiaries.....                   --              (31,400)
   Investment in mortgage and promissory notes from Lessees and their
     affiliates................................................................             (112,625)                  --
   Principal payment received on mortgage and other notes receivable...........                   --                  399
                                                                                   ------------------  ------------------
         Net cash used in investing activities.................................             (710,127)            (317,562)
                                                                                   ------------------  ------------------

Cash flows from financing activities:
   Borrowings under line of credit facility and mortgage notes.................            1,300,820              295,555
   Repay borrowings under line of credit facility..............................             (822,226)            (191,463)
   Payment of deferred loan costs..............................................              (18,723)              (1,184)
   Capital lease...............................................................                  119                   --
   Payment of merger costs.....................................................              (11,414)                  --
   Proceeds of equity offerings................................................              253,289              213,061
   Payment of offering costs...................................................              (12,602)             (13,884)
   Proceeds from exercise of options to purchase common stock..................                2,298                   --
   Contribution received from minority interest in consolidated subsidiaries...               16,204                3,213
   Payments to redeem OP Units.................................................              (14,596)                  --
   Dividends and distributions paid............................................              (44,017)            (25,501)
                                                                                   ------------------  ------------------
         Net cash provided by financing activities.............................              649,152              279,797
                                                                                   ------------------  ------------------

Net increase in cash and cash equivalents......................................               14,911                2,235
Cash and cash equivalents at beginning of period...............................                6,604                4,769
                                                                                   ------------------  ------------------
Cash and cash equivalents at end of period.....................................    $          21,515   $            7,004
                                                                                   ==================  ==================

                       See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                    September 30,      December 31,
                                                                                         1997             1996
                                                                                   ---------------   ---------------
                                                                                     (unaudited)
                                     ASSETS
Investment in hotel properties and land held for development,
     net of accumulated depreciation of $49,436 in 1997 and $19,815 in 1996....    $     1,444,404   $       641,825
Investment in Racecourse facility and related improvements,
     net of accumulated depreciation of $392 in 1997...........................             15,179                --
Cash and cash equivalents, including capital improvement reserves of
     $2,600 in 1997 and $2,458 in 1996.........................................             10,332             6,604
Restricted cash................................................................             38,196                --
Lease revenue receivable.......................................................             18,938             5,351
Receivables from selling entities..............................................              1,870               847
Investment in unconsolidated subsidiaries......................................             12,061            11,291
Mortgage notes and other receivables from unconsolidated subsidiaries..........             74,053            72,209
Mortgage and promissory notes and other receivables from Lessees and their
     affiliates ...............................................................             98,538               631
Inventory......................................................................              1,908             1,648
Goodwill, net of accumulated amortization of $538..............................             86,532                --
Deferred expenses, net of accumulated amortization of $936 in 1997
     and $750 in 1996..........................................................             16,626             3,063
Deferred acquisition costs.....................................................             21,802            15,394
Prepaid expenses and other assets..............................................              2,926             2,068
                                                                                   ---------------   ---------------
         Total assets..........................................................    $     1,843,365   $       760,931
                                                                                   ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit facility and mortgage notes....................    $       727,177   $       214,339
Subscription notes payable.....................................................             24,170                --
Accounts payable and accrued expenses..........................................             22,974            10,117
Dividends and distributions payable............................................             21,301            13,129
Due to unconsolidated subsidiaries.............................................              5,904             6,034
Minority interest in Patriot REIT Partnership..................................            218,196            68,562
Minority interest in other subsidiaries........................................             29,284            11,711
Commitments and contingencies..................................................                 --                --
Shareholders' equity:
     Preferred stock, $0.01 par value; authorized: 100,000,000 shares;
      no shares issued and outstanding.........................................                 --                --
     Excess stock, $0.01 par value; authorized: 750,000,000 shares;
      no shares issued and outstanding.........................................                 --                --
     Common stock, $0.01 par value; authorized: 650,000,000 shares;
      issued and outstanding: 68,005,704 shares in 1997 and 43,613,496 shares
      in 1996 (1)..............................................................                680               436
     Paid-in capital...........................................................            857,093           442,104
     Unearned stock compensation, net of accumulated amortization
         of $4,451 in 1997 and $1,139 in 1996..................................            (15,075)           (5,427)
     Distributions in excess of retained earnings..............................            (48,339)              (74)
                                                                                   ---------------   ---------------
         Total shareholders' equity............................................            794,359           437,039
                                                                                   ---------------   ---------------
         Total liabilities and shareholders' equity............................    $     1,843,365   $       760,931
                                                                                   ===============   ===============

--------------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 paired shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

                       See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
Revenue:
   Participating lease revenue............... $        45,784   $        22,466  $       117,770   $        52,735
   Racecourse land lease revenue.............           1,323                --            1,323                --
   Interest and other income.................           3,083               211            4,215               412
                                              ---------------   ---------------  ---------------   ---------------
       Total revenue.........................          50,190            22,677          123,308            53,147
                                              ---------------   ---------------  ---------------   ---------------

Expenses:
   Real estate and personal property taxes
     and casualty insurance..................           4,253             1,910           11,219             4,452
   Ground lease expense......................           1,310               411            1,993               711
   General and administrative................           2,501             1,381            7,582             3,273
   Interest expense..........................          14,649             1,709           31,977             4,481
   Cost of acquiring leaseholds..............          43,820                --           43,820                --
   Depreciation and amortization.............          12,650             4,844           30,656            11,628
                                              ---------------   ---------------  ---------------   ---------------
       Total expenses .......................          79,183            10,255          127,247            24,545
                                              ---------------   ---------------  ---------------   ---------------
Income (loss) before equity in earnings of
   unconsolidated subsidiaries, minority
   interests and extraordinary item..........         (28,993)           12,422           (3,939)           28,602
   Equity in earnings of unconsolidated
     subsidiaries............................           1,395             1,772            4,488             4,377
                                              ---------------   ---------------  ---------------   ---------------
Income (loss) before minority interests and
   extraordinary item........................         (27,598)           14,194              549            32,979
   Minority interest in Patriot REIT
     Partnership.............................           3,340            (2,168)          (1,194)           (5,142)
   Minority interest in other consolidated
     subsidiaries............................            (921)               (2)          (1,368)               (2)
                                              ----------------  ---------------- ----------------  ----------------
Income (loss) before extraordinary item......         (25,179)           12,024           (2,013)           27,835
   Extraordinary loss from early extinguish-
     ment of debt, net of minority interest..          (2,534)               --           (2,534)               --
                                              ----------------  ---------------  ----------------  ---------------
Net income (loss) applicable to common
   shareholders.............................. $       (27,713)  $        12,024  $        (4,547)  $        27,835
                                              ================  ===============  ================  ===============

Net income (loss) per common share(1):
   Income (loss) before extraordinary item... $        (0.39)   $          0.30  $        (0.04)   $          0.83
   Extraordinary loss........................          (0.04)                --           (0.05)                --
                                              ---------------   ---------------  ---------------   ---------------
   Net income (loss) per common share........ $        (0.43)   $          0.30  $        (0.09)   $          0.83
                                              ===============   ===============  ===============   ===============

-----------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 paired shares issued in the merger with California Jockey Club, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.



                      See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              ------------------------------------
                                                                                     1997              1996
                                                                              -----------------  -----------------
Cash flows from operating activities:
   Net income (loss)......................................................... $          (4,547) $          27,835
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation............................................................            30,048             11,538
     Amortization of unearned stock compensation.............................             3,312                630
     Amortization of deferred loan costs.....................................             1,342                273
     Amortization of lease inducement costs..................................               102                 76
     Amortization of goodwill................................................               538                 --
     Other amortization......................................................                90                 90
     Cost of acquiring leaseholds............................................            43,820                 --
     Payment of interest on notes receivable from unconsolidated subsidiaries             3,448              3,204
     Accrued interest receivable.............................................            (1,095)                --
     Issue common stock to directors.........................................                --                 37
     Equity in earnings of unconsolidated subsidiaries.......................            (4,488)            (4,377)
     Minority interest in income of Patriot REIT Partnership.................             1,194              5,142
     Minority interest in income of other consolidated subsidiaries..........             1,368                  2
     Extraordinary loss from early extinguishment of debt....................             2,534                 --
   Changes in assets and liabilities:
     Lease revenue receivable................................................           (13,475)            (5,611)
     Receivables from Lessees................................................               150                 --
     Prepaid expenses and other assets.......................................              (747)               (53)
     Accounts payable and other accrued expenses.............................            14,481              1,259
     Due to unconsolidated subsidiaries......................................              (130)               (45)
     Due from PAH RSI, L.L.C.................................................            (6,709)                --
                                                                              -----------------  -----------------
                  Net cash provided by operating activities..................            71,236             40,000
                                                                              -----------------  -----------------
Cash flows from investing activities:
   Acquisition of hotel properties and related working capital assets........          (502,413)          (278,725)
   Improvements and additions to hotel properties............................           (53,168)            (9,085)
   Net proceeds from sale of land............................................            77,226                 --
   Aquisition of hotels from restricted cash.................................           (39,142)                --
   Restricted cash escrow....................................................           (38,196)                --
   Collection of receivables from selling entities...........................               525              1,003
   Prepaid acquisition costs.................................................           (11,014)               246
   Investment in unconsolidated subsidiaries.................................            (1,574)                --
   Investment in mortgage and promissory notes receivable from Lessees and
     their affiliates........................................................          (112,625)                --

   Investment in mortgage note receivable from unconsolidated subsidiaries...                --            (31,400)
   Principal payment received on mortgage note receivable....................                --                298
   Principal payment received on other note receivable.......................                --                101
                                                                              -----------------  -----------------
                  Net cash used in investing activities......................          (680,381)          (317,562)
                                                                              -----------------  -----------------
Cash flows from financing activities:
   Borrowings under line of credit and mortgage note.........................         1,300,820            295,555
   Repay borrowings under line of credit ....................................          (822,226)          (191,463)
   Payment of deferred loan costs............................................           (18,723)            (1,184)
   Payment for capital leases................................................               (22)                --
   Payment on subscription notes receivable..................................           (35,486)                --
   Proceeds of equity offering and private placement.........................           241,223            213,061
   Payment of offering costs.................................................           (12,602)           (13,884)
   Proceeds from exercise of options.........................................             2,298                 --
   Contribution received from minority interest in consolidated subsidiaries.            16,204              3,213
   Payments to redeem OP Units...............................................           (14,596)                --
   Dividends and distributions paid..........................................           (44,017)           (25,501)
                                                                              -----------------  -----------------
                  Net cash provided by financing activities..................           612,873            279,797
                                                                              -----------------  -----------------
Net increase in cash and cash equivalents....................................             3,728              2,235
Cash and cash equivalents at beginning of period.............................             6,604              4,769
                                                                              -----------------  -----------------
Cash and cash equivalents at end of period................................... $          10,332  $           7,004
                                                                              =================  =================
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest................................ $           9,205  $           4,243
                                                                              =================  =================

                      See notes to financial statements.

                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                     (in thousands, except share amounts)

                                                                                                     September 30,
                                                                                                         1997
                                                                                                   -----------------
                                               ASSETS
 Current assets:
      Cash and cash equivalents................................................................... $        11,183
      Accounts receivable.........................................................................          23,165
      Subscription notes receivable...............................................................          24,170
      Inventories.................................................................................           1,531
      Prepaid expenses and other current assets...................................................           3,880
                                                                                                   ---------------
          Total current assets....................................................................          63,929
 Investment in furniture, fixtures and equipment, net of accumulated depreciation of $491.........          17,929
 Management contracts, net........................................................................          22,453
 Trade names and franchise costs, net.............................................................           2,500
 Deferred acquisition costs.......................................................................          24,234
 Goodwill, net of accumulated amortization of $178................................................          34,307
 Other assets, net of accumulated amortization of $474............................................             293
 Deferred income taxes............................................................................             700
                                                                                                   ---------------
          Total assets............................................................................ $       166,345
                                                                                                   ===============


                                LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses....................................................... $        10,837
      Accrued liabilities.........................................................................          13,633
      Dividends and distributions payable.........................................................             426
      Participating lease payments payable........................................................           4,706
      Sales taxes payable.........................................................................           2,968
      Deposits....................................................................................           2,037
                                                                                                   ---------------
          Total current liabilities...............................................................          34,607
 Deferred income tax liability....................................................................           4,846
 Other liabilities................................................................................           1,844
 Minority interest in Patriot Operating Company Partnership.......................................          39,078
 Commitments and contingencies....................................................................              --
 Shareholders' equity:
      Preferred stock, $0.01 par value; authorized: 100,000,000 shares;
          no shares issued and outstanding........................................................              --
      Excess Stock, $0.01 par value; authorized: 750,000,000 shares;
          no shares issued and outstanding........................................................              --
      Common stock, $0.01 par value; authorized: 650,000,000 shares;
          issued and outstanding: 68,005,704 shares...............................................             680
      Paid-in capital.............................................................................          84,581
      Retained earnings...........................................................................             709
                                                                                                   ---------------
          Total shareholders' equity..............................................................          85,970
                                                                                                   ---------------
          Total liabilities and shareholders' equity.............................................. $       166,345
                                                                                                   ===============

                      See notes to financial statements.

                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                                                     Three Months
                                                                                                        Ended
                                                                                                     September 30,
                                                                                                         1997
                                                                                                   -----------------
Revenue:
   Room revenue..................................................................................  $        20,437
   Other hotel revenue...........................................................................            9,834
   Racecourse facility revenue...................................................................           10,861
   Management fee and service fee income.........................................................            1,577
   Interest and other income.....................................................................            1,475
                                                                                                   ---------------
       Total revenue.............................................................................           44,184
                                                                                                   ---------------

Expenses:
   Departmental costs-- hotel operations.........................................................           10,032
   Racecourse facility operations................................................................           10,536
   Direct operating costs of management company and service department...........................              260
   General and administrative....................................................................            4,081
   Repair and maintenance........................................................................            1,186
   Utilities.....................................................................................            1,450
   Marketing.....................................................................................            3,122
   Management fees...............................................................................              699
   Depreciation and amortization.................................................................            1,142
   Participating lease payments..................................................................           10,686
   Interest expense..............................................................................               11
   Real estate and personal property taxes and casualty insurance................................               48
                                                                                                   ---------------
       Total expenses ...........................................................................           43,253
                                                                                                   ---------------
Income before income tax provision and minority interests........................................              931
   Income tax provision..........................................................................              (94)
                                                                                                   ---------------
Income before minority interests.................................................................              837
   Minority interest in Patriot Operating Company Partnership....................................             (115)
   Minority interest in other consolidated subsidiaries..........................................              (13)
                                                                                                   ---------------

Net income applicable to common shareholders.....................................................  $           709
                                                                                                   ===============

Net income per common share......................................................................  $          0.01
                                                                                                   ===============



                      See notes to financial statements.

                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                    Three Months
                                                                                                       Ended
                                                                                                    September 30,
                                                                                                        1997
                                                                                                 -------------------
Cash flows from operating activities:
     Net income................................................................................. $              709
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation...........................................................................                491
         Amortization of management contracts and tradenames....................................                469
         Amortization of goodwill...............................................................                178
         Other amortization.....................................................................                  3
         Accrued interest receivable............................................................               (402)
         Minority interest in income of Patriot Operating Company Partnership...................                115
         Minority interest in income of other subsidiaries......................................                 13
     Changes in assets and liabilities:
         Accounts receivable....................................................................            (12,910)
         Prepaid expenses and other assets......................................................             (2,365)
         Accounts payable and other accrued expenses............................................             14,860
         Deposits...............................................................................              1,418
         Accrued rent due to Patriot REIT.......................................................              2,071
                                                                                                 ------------------
                  Net cash provided by operating activities.....................................              4,650
                                                                                                 ------------------
Cash flows from investing activities:
     Acquisition of hotel furniture and fixtures and related working capital assets.............             (5,321)
     Improvements and additions to furniture and fixtures.......................................               (593)
     Prepaid acquisition costs..................................................................            (23,832)
                                                                                                 ------------------
                  Net cash used in investing activities.........................................            (29,746)
                                                                                                 ------------------
Cash flows from financing activities:
     Payment of merger related costs............................................................            (11,414)
     Payments received on subscription notes receivable.........................................             35,486
     Capital leases.............................................................................                141
     Proceeds of equity offering................................................................             12,066
                                                                                                 ------------------
                  Net cash provided by financing activities.....................................             36,279
                                                                                                 ------------------
Net increase in cash and cash equivalents.......................................................             11,183
Cash and cash equivalents at beginning of period................................................                 --
                                                                                                 ------------------
Cash and cash equivalents at end of period...................................................... $           11,183
                                                                                                 ==================
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes............................................... $              142
                                                                                                 ==================

                      See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                (dollars in thousands, except per share amounts)

1.   Organization and Basis of Presentation:

         The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot REIT"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot REIT completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

         On July 1, 1997, Old Patriot REIT merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot REIT") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" (collectively with its subsidiaries, "Patriot Operating Company"). The term "Patriot Companies" as used herein includes Patriot REIT, Patriot Operating Company and their respective subsidiaries. Patriot REIT and Patriot Operating Company are both Delaware corporations.

         The Cal Jockey Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot REIT became the historical financial information for Patriot REIT. For accounting purposes, Patriot Operating Company commenced its operations concurrent with the closing of the Cal Jockey Merger on July 1, 1997. The interim financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse ("Racecourse") facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value. The excess purchase consideration over the estimated fair market value of the assets acquired and the liabilities assumed was recorded as goodwill.

         By operation of the Cal Jockey Merger, each issued and outstanding share of common stock, no par value per share of Old Patriot REIT ("Old Patriot REIT Common Stock") was converted into 0.51895 shares of common stock, par value $0.01 per share of Patriot REIT ("Patriot REIT Common Stock") and 0.51895 shares of common stock, par value $0.01 per share of Patriot Operating Company ("Patriot Operating Company Common Stock"), which shares are paired and transferable only as a single unit (collectively, shares of Patriot REIT Common Stock and shares of Patriot Operating Company Common Stock are referred to herein as the "Paired Shares"). Each paired share of Cal Jockey and Bay Meadows common stock remained outstanding and represented the same number of Paired Shares of Patriot REIT Common Stock and Patriot Operating Company Common Stock.

         In connection with the Cal Jockey Merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Partnership, L.P. (the "Patriot Operating Company Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP Units") of the Patriot Operating Company Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "Patriot REIT Partnership") in exchange for OP Units of the Patriot REIT Partnership (collectively, the Patriot Operating Company Partnership and the Patriot REIT Partnership are referred to herein as the "Patriot Partnerships"). Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement (the "Related Transactions"), substantially all of the operations of Patriot REIT and Patriot Operating Company have been conducted through the Patriot Partnerships and their subsidiaries.

         Patriot REIT, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot REIT Partnership. In addition, Patriot REIT, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 82.9% limited partnership interest in the Patriot REIT Partnership as of September 30, 1997.

         Patriot Operating Company owns a 1.0% general partnership interest and an approximate 81.5% limited partnership interest in the Patriot Operating Company Partnership.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

         At September 30, 1997, Patriot REIT, through the Patriot REIT Partnership and other subsidiaries, owned interests in 76 hotels with an aggregate of over 18,800 guest rooms. Patriot REIT leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel, which are separately owned through special purpose entities, to Patriot Operating Company or to other lessees (the "Lessees") who are responsible for operating the hotels. At September 30, 1997, Patriot REIT leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; PAH RSI, LLC ("PAH RSI Lessee") leased eight hotels; Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leased two hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Wyndham Hotel Corporation, respectively. At September 30, 1997, Patriot Operating Company leased 29 hotels and an affiliate leased one hotel from Patriot REIT pursuant to Participating Lease agreements which are substantially similar to the Participating Lease agreements of the Lessees. Patriot Operating Company manages 14 of these hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 16 of the hotels.

         These unaudited consolidated financial statements include the accounts of Patriot REIT and Patriot Operating Company, their respective wholly-owned subsidiaries and the partnerships, corporations and limited liabilities companies in which Patriot REIT or Patriot Operating Company owns at least 50% controlling interest. All significant intercompany accounts and transactions have been eliminated. The separate consolidated financial statements of Patriot REIT and Patriot Operating Company have also been combined for purposes of financial statement presentation. Certain intercompany balances, including income and expense related to the Participating Leases and Racecourse facility leased by Patriot REIT to Patriot Operating Company and interest income and expense related to certain notes between Patriot REIT and Patriot Operating Company (see Note 6), have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Old Patriot REIT's Annual Report on Form 10-K for the year ended December 31, 1996 and Cal Jockey's and Bay Meadow's Joint Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation.

         On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Old Patriot REIT Common Stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

         In addition, on July 10, 1997, the respective Boards of Directors of Patriot REIT and Patriot Operating Company declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

         Unless otherwise indicated, all references in the combined and consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

stock have been restated to reflect the impact of the conversion of each share of Old Patriot REIT Common Stock into 0.51895 Paired Shares issued in the Cal Jockey Merger and the 1.927-for-1 stock split. In addition, all references in the combined and consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to the 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

         As a result of the 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor has been adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

         Earnings per share is computed based on 63,654 and 39,682 weighted average common shares and common share equivalents outstanding for the three months ended September 30, 1997 and 1996, respectively, and 51,104 and 33,186 weighted average common shares and common share equivalents outstanding for the nine months ended September 30, 1997 and 1996, respectively. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of Statement 128 will not have a material effect on the Patriot Companies' earnings per share information presented herein.

         Repairs and maintenance of hotel properties owned by Patriot REIT are paid by the Lessees. Major renewals and betterments are capitalized. Interest associated with borrowings used to finance substantial hotel additions is capitalized and depreciated over the estimated useful life of the assets. Interest of $1,682 was capitalized for the nine months ended September 30, 1997. No interest was capitalized for the nine months ended September 30, 1996.

        Goodwill recognized in connection with the acquisition of certain businesses is amortized utilizing the straight-line method over a period of 20 to 40 years. Tradenames acquired are amortized utilizing the straight-line method over an estimated useful life of 20 years and management contracts are amortized utilizing the straight-line method over the estimated remaining term of the respective contract.

2. Investments in Hotel Properties and Land Held for Development:

Investments in Hotel Properties

         During the first six months of 1997, Old Patriot REIT acquired six hotels and four resort properties for approximately $360,500 (including closing costs). These acquisitions were financed primarily with funds drawn on Old Patriot REIT's line of credit facility, the issuance of 1,295,077 OP Units valued at approximately $58,662, and the assumption of mortgage debt in the amount of approximately $28,489.

         During the third quarter of 1997, Patriot REIT, through the Patriot REIT Partnership and its subsidiaries, has invested approximately $443,000 in the acquisition of 20 hotels with a total of 5,513 guest rooms. These acquisitions were financed primarily with funds drawn on Patriot REIT's revolving credit facility (which replaced Old Patriot REIT's line of credit, see
Note 8), the issuance of 1,848,424 OP Units valued at approximately $41,900, and the assumption of mortgage debt in the amount of approximately $5,774.

Like-Kind Exchange of Properties

         On July 14, 1997, Patriot REIT sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Cal Jockey Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $80,864 (the "PaineWebber Land Sale"). These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. During July 1997, three suitable hotels were acquired using a portion of the proceeds from this restricted account. Patriot REIT retained ownership of the improvements located on the land, including the Racecourse and its related facilities.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

Land Leases

         Simultaneous with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and Patriot REIT entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments of $750 through March 1998, $813 through March 1999, $875 through March 2000, $1,000 through March 2002 and $1,250 through July 2004. Patriot REIT has subleased the Racecourse land and leased the related improvements to Patriot Operating Company in order to permit Patriot Operating Company to continue horseracing operations at the Racecourse through the term of Patriot REIT's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In addition, Patriot REIT has leased certain land adjacent to the Racecourse to Borders, Inc. (the "Borders Lease") for an initial term of 20 years with a fixed net annual rent of $279 for years 1 through 10, $362 for years 11 through 15 and $416 for years 16 through 20. In connection with the sale, Patriot REIT assigned all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold (excluding the Borders Lease) to the PaineWebber affiliate, and the PaineWebber affiliate assumed all of Patriot REIT's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. The parties have the option to renew such leases upon their expiration under certain circumstances.

Land Held for Development

         In connection with the acquisition of four resort properties, Patriot REIT acquired certain land held for development, including commercial and residential land and construction in progress of single-family homes. A balance of approximately $22,326 of land held for development is included in Investment in Hotel Properties and Land Held for Development in the accompanying balance sheet as of September 30, 1997. Patriot REIT recorded proceeds of approximately $6,601 as a result of land sales for the nine months ended September 30, 1997 which was recorded as a reduction in the basis of land held for development.

3.   Participating Note and Deferred Acquisition Costs:

         On August 1, 1997, Patriot Operating Company purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for $23,750 in cash. The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company who owns a 55% interest and Hotel Venture Partners, Ltd., a Florida limited partnership ("HVP"), who owns a 45% interest. The loan is subordinated to a ground lease, a $50,700 first leasehold mortgage loan and a separate $8,500 participating loan. See Note 14.

4.   Other Businesses Acquired:

Grand Heritage

         In August 1997, the Patriot Companies acquired Grand Heritage Hotels, Inc. a hotel management and marketing company, and other Grand Heritage subsidiaries including Grand Heritage Leasing, L.L.C. which leased three hotels from Patriot REIT (the "Grand Heritage Acquisition"). The total purchase price for the Grand Heritage Acquisition was approximately $22,500 which was financed primarily through the issuance of 931,972 Class A preferred OP Units of the Patriot Operating Company Partnership.

         Grand Heritage Hotels, Inc., directly and through certain of its subsidiaries, owns 18 management contracts, five of which are related to hotels leased by Patriot Operating Company.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

Gencom American Hospitality and CHC International, Inc.

         Effective September 1, 1997, Patriot REIT acquired the leasehold interests related to seven Patriot REIT hotels which were previously leased by CHC Lease Partners and re-leased such hotels to Patriot Operating Company. Prior to such acquisition, the management contracts with GAH-II, L.P. ("GAH"), an affiliate of CHC International, Inc. ("CHCI") and the Gencom American Hospitality group of companies ("Gencom"), along with the leaseholds related to the seven hotels were terminated. The aggregate purchase price of the seven leasehold interests was approximately $43,820, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot REIT. In a related transaction effective October 1, 1997, Patriot REIT acquired one additional leasehold interest related to a Patriot REIT hotel previously leased by CHC Lease Partners and re-leased such hotel to Patriot Operating Company (the hotel's management contract with CHCI was also terminated prior to the acquisition). Concurrently, Patriot Operating Company purchased an approximate 50% managing, controlling ownership interest in GAH from affiliates of Gencom for a purchase price of approximately $13,860. These transactions were financed with approximately $644 of cash, and by issuing 2,388,932 paired OP Units of the Patriot REIT Partnership and the Patriot Operating Company Partnership and 476,682 preferred OP Units of Patriot Operating Company Partnership.

         GAH, directly and through certain of its subsidiaries, owns nine management contracts related to hotels leased by Patriot Operating Company, 15 third-party management contracts, and certain other hospitality management assets. Concurrent with Patriot Operating Company's purchase of its controlling interest in GAH, Patriot Operating Company also entered into a Hospitality Advisory, Asset Management and Support Services Agreement with CHCI and GAH whereby Patriot Operating Company will provide certain hospitality advisory, asset management and support services to certain CHCI and GAH subsidiaries for a base fee aggregating approximately $750 per month plus a percentage of excess cash flows of the hotels.

         Patriot REIT, Patriot Operating Company and CHCI have also entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Patriot Operating Company with Patriot Operating Company being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the first or second quarter of 1998, although the precise timing is subject to receipt of all necessary regulatory approvals. As a result of the CHCI Merger, Patriot Operating Company, through its subsidiaries, will acquire the remaining 50% investment interest in GAH, the remaining 17 leases and 16 of the associated management contracts related to the Patriot REIT hotels leased by CHC Lease Partners, 3 management contracts related to Patriot REIT hotels leased by Patriot Operating Company, 12 third-party management contracts, 2 third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Patriot Operating Company has also agreed to provide CHCI with a $7,000 line of credit until such time as the CHCI Merger is completed.

         By operation of the CHCI Merger, each issued and outstanding share of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights will be converted into the right to receive shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Patriot Operating Company (the "Series A Preferred Stock") and shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Patriot Operating Company (the "Series B Preferred Stock"). The formula for determining the exchange ratio of CHCI Shares for Series A Preferred Stock and Series B Preferred Stock is based on issuing an aggregate of approximately 4,396,000 shares of Patriot Operating Company preferred stock (based on an aggregate purchase value of approximately $102,200 and a market price per paired share of $23.25), subject to reduction if certain specified events occur and subject to increase representing adjustments for dividends paid on paired shares of Patriot REIT and Patriot Operating Company common stock after September 30, 1997. Generally, the aggregate number of shares of Patriot Operating Company preferred stock that each shareholder shall have the right to receive pursuant to the CHCI Merger shall consist of, to the extent possible, an equal number of Series A Preferred Stock and the Series B Preferred Stock.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)


         In connection with the acquisition of GAH, preferred OP Units of the Patriot Operating Company Partnership with a value of approximately $5,000 have been held back and the CHCI Merger equity consideration is subject to reduction in the amount of approximately $5,000 if the hotels and leaseholds acquired fail to achieve certain operating targets over the period prior to the closing of the CHCI Merger.

         In addition, on September 30, 2000 and September 30, 2002, Patriot Operating Company may be obligated to pay the CHCI stockholders and a subsidiary of Patriot Operating Company may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the delivery and performance of certain specified assets.

5.   Investments in Unconsolidated Subsidiaries:

         In January 1997, connection with the acquisition of four resort properties, Patriot REIT, through the Patriot REIT Partnership, contributed certain assets associated with these resorts (including the right to receive certain royalty fees) valued at $1,574 in exchange for an approximate 99% non-voting ownership interest in PAH Boulders, Inc., a Virginia corporation. The controlling 1% voting ownership interest in PAH Boulders, Inc. is held by certain executive officers of Patriot.

6.   Mortgage and Promissory Notes and Other Receivables from Lessees and Their
     Affiliates:

Mortgage Notes

         In June 1997, Patriot REIT loaned approximately $20,500 to a partnership affiliated with members of CHC Lease Partners relating to the Doubletree Hotel in Glenview, Illinois. In July 1997, Patriot REIT loaned approximately $25,600 to another partnership affiliated with members of CHC Lease Partners, relating to the Sheraton Gateway Hotel in Miami (also known as the Sheraton River House Hotel). Both loans mature in two years, bear interest at a rate per annum equal to 30-day LIBOR plus 2.75%, and are secured by first priority liens on the respective hotels. Additionally, Patriot REIT purchased two additional loans from a financial institution on which partnerships affiliated with the members of CHC Lease Partners were borrowers for an aggregate purchase price of $57,000. One of the purchased loans, in the principal amount of approximately $30,700, matures in December 2000 and bears interest at a rate per annum equal to 8.0% until November 30, 1997, 8.5% from December 1, 1997 until November 30, 1999, and 9.0% from December 1, 1999 until December 1, 2000. The second purchased loan, in the principal amount of approximately $24,400, matures on December 31, 1999 and bears interest at a rate per annum equal to 8.0% until December 31, 1997 and 9.5% from January 1, 1998 until December 31, 1999. Each of the purchased loans is secured by first priority liens on the respective hotels. The notes contain certain penalties for early repayment. In connection with such loans, Patriot REIT entered into a short-term financing arrangement (the "Paine Webber Mortgage Financing") with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot REIT $103,000 to fund these transactions (see Note 8). In

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

September 1997, Patriot REIT, through the Patriot REIT Partnership and certain other subsidiaries, acquired the Doubletree Hotel in Glenview, Illinois. The $20,500 note balance and related intercompany interest income and expense has been eliminated in consolidation. See Note 14.

PAH RSI Lessee

         In connection with the four resort properties, the Patriot REIT Partnership and certain of its subsidiaries acquired certain assets relating to these resorts and then sold these assets to PAH RSI Lessee for approximately $2,000. In addition, PAH RSI Lessee acquired from the Patriot REIT Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9,000. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997. See Note 14.

NorthCoast Lessee

         In March 1997, the Patriot REIT Partnership advanced $500 to the NorthCoast Lessee for construction of laundry facilities at the Hyatt Regency in Lexington, Kentucky. Interest accrues on the outstanding note balance at a rate of 9.6% per annum. Monthly payments of principal and interest are required in an amount sufficient to pay accrued interest and amortize the principal balance over the 3-year loan term. The note may be prepaid without penalty.

7.   Subscription Notes:

         In order to effect the issuance of the paired shares of common stock and OP Units which were issued in the Cal Jockey Merger, Patriot REIT Partnership subscribed for shares of Bay Meadows common stock (which became shares of Patriot Operating Company Common Stock) in an amount equal to the number of shares of Patriot REIT Common Stock that were issued to Old Patriot REIT stockholders in the Cal Jockey Merger. In addition, Patriot REIT Partnership similarly subscribed for OP Units in the Patriot Operating Company Partnership in an amount equal to the number of OP Units of Patriot REIT Partnership that were outstanding subsequent to the Cal Jockey Merger. These subscriptions were funded through the issuance of promissory notes in the aggregate amount of $58,901 (the "Subscription Notes") payable to Patriot Operating Company. The Subscription Notes accrue interest at a rate of 8% per annum and mature December 31, 1997. As of September 30, 1997, the Subscription Notes balance remaining outstanding was $24,170. The combined statements of operations for the three months and the nine months ended September 30, 1997 reflect the elimination of $727 of interest income and expense related to the Subscription Notes.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

8.   Line of Credit and Mortgage Notes:

         Borrowings under the revolving credit facility and other mortgage notes consist of the following:


                                                                     September 30,       December 31,
                                                                          1997               1996
                                                                   ------------------- ------------------
         Revolving Credit Facility................................ $         455,542   $              --
         Line of credit...........................................                --             192,339
         Mortgage note payable to Paine Webber Real Estate
            Securities, Inc. (the "Greenspoint Loan").............            22,000              22,000
         Paine Webber Mortgage Financing..........................           103,000                  --
         Mortgage  notes  payable to  Metropolitan  Life  Insurance
             Company..............................................            98,892                  --
         Mortgage note payable to First National Bank of Commerce.
                                                                              13,500                   --
         First  mortgage loan payable  bears  interest at 9.75% per                                   --
             annum,  requires  monthly  payments of  principal  and
             interest with balloon payment due May 31, 2005.......             5,754
         Senior note payable to FINOVA Capital Corporation........            18,758                  --
         Junior note payable to FINOVA Capital Corporation........             8,830                  --
         Interest payable to FINOVA Capital Corporation...........               901                  --
                                                                   -----------------   -----------------
                                                                   $         727,177   $         214,339
                                                                   =================   =================

Revolving Credit Facility

         On July 21, 1997, the Patriot Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders for a 3-year $700,000 unsecured revolving line of credit (the "Revolving Credit Facility"). Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under Old Patriot REIT's secured line of credit with Paine Webber Real Estate (the "Old Line of Credit"). The Revolving Credit Facility may also be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Patriot Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Patriot Companies' leverage ratio). The weighted average interest rate in effect for the Revolving Credit Facility for the period ended September 30, 1997 was 7.62% per annum.

         Additionally, Patriot REIT has entered into a commitment letter with Paine Webber Real Estate and Chase for a $500,000 term loan (the "Term Loan"). It is anticipated that the Term Loan will be secured by specific assets and properties of the Patriot Companies that will be transferred to a special purpose "bankruptcy remote" entity. The Term Loan will be used to finance payments to be made in connection with the acquisition of certain properties and is expected to have an interest rate per annum equal to LIBOR plus 1.75%.

         The Patriot Companies have entered into three interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $375,000 of the $700,000 Revolving Credit Facility. Each of the interest rate swaps covers $125,000 of borrowings under the Revolving Credit Facility and fixes the LIBOR portion of the Revolving Credit Facility interest rate at 6.09%, 6.255%, and 6.044%, respectively. The interest rate swap arrangements expire November 2002.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

Mortgage Notes

         Paine Webber Real Estate has also extended a $22,000 single asset loan related to the Wyndham Greenspoint Hotel (the "Greenspoint Loan") on economic terms substantially similar to the Old Line of Credit. The Greenspoint Loan bears interest on the outstanding balance at a rate per annum equal to 30-day LIBOR plus 1.90%. LIBOR was 5.69% at September 30, 1997 and 5.56% at December 31, 1996. The weighted average interest rate incurred by Patriot REIT under this borrowing was 7.58% and 7.37% for the three months ended September 30, 1997 and 1996, respectively, and 7.50% and 7.41% for the nine months ended September 30, 1997 and 1996, respectively.

         In connection with Patriot REIT's funding of two mortgage loans and the purchase of two mortgage notes related to four hotels owned by partnerships affiliated with CHC Lease Partners (see Note 6), Patriot REIT entered into the Paine Webber Mortgage Financing, whereby such affiliate loaned Patriot REIT $103,000 through April 15, 1998 at a rate equal to the greater of 30-day LIBOR plus 1.75% or the borrowing rate on the Revolving Credit Facility. The weighted average interest rate incurred under this borrowing was 7.50% for the period ended September 30, 1997. This financing is secured by a collateral assignment of the mortgage loans encumbering the four hotels. See Note 14.

         In connection with the purchase of four hotels in September 1997, Patriot REIT obtained $98,892 of mortgage financing with Metropolitan Life Insurance Company encumbering six hotels. The loans bear interest at 8.08% per annum, require monthly payments of principal and interest in the aggregate amount of $755, and mature October 1, 2007.

         On January 17, 1997, Patriot REIT, through the Patriot REIT Partnership, obtained financing from the First National Bank of Commerce, New Orleans, Louisiana in the amount of $13,500. The net proceeds from the financing of approximately $13,388 were used to repay the Line of Credit and release the Bourbon Orleans Hotel from the borrowing base of the Line of Credit. The principal amount of the note along with accrued interest is due January 1, 2004. Interest at a rate of LIBOR plus 2% is payable monthly commencing February 1, 1997 through January 1, 1999. Thereafter, monthly payments of principal and interest are due through maturity. The weighted average interest rate incurred by Patriot REIT under this borrowing during the three months and the nine months ended September 30, 1997 was 7.58% and 7.50%, respectively. The note is collateralized by a first mortgage lien on the Bourbon Orleans Hotel.

         In connection with the acquisition of the four resort properties, Patriot REIT assumed certain mortgage debt in the amount of $28,489 which is collateralized by the property and equipment at The Lodge at Ventana Canyon. The senior and junior notes payable to FINOVA Capital Corporation ("FINOVA") provide for annual interest to accrue at a rate of 6.5% (computed based on stated interest payment amounts); however, through March 1, 1998, actual interest paid is dependent on the attainment of certain levels of annual cash flows, as defined, of The Lodge at Ventana Canyon. Any interest that accrues on the notes which is unpaid during this period is added to the senior note balance. If The Lodge at Ventana Canyon is sold after March 1, 2000 and distributions of the net sales proceeds, as defined, are made to FINOVA in accordance with the terms specified in the related purchase agreement, any remaining unpaid balance on the junior note may be deemed discharged. Except as noted above, all unpaid principal and interest is due upon maturity on March 1, 2005.

         Patriot REIT also has a construction loan available from FINOVA that was assumed in connection with the acquisition of The Lodge at Ventana Canyon. Under the terms of the construction loan agreement, FINOVA is required to loan to Patriot REIT a maximum of $4,500 (approximately 60% of the budgeted construction cost) for the planned expansion of The Lodge at Ventana Canyon. No funds have been drawn under this agreement by Patriot REIT as of September 30, 1997.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

9.   Minority Interests:

Minority Interest in Patriot Partnerships

         As a result of the 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor was adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

         During the first six months of 1997, the Patriot REIT Partnership issued an additional 20,376 OP Units valued at approximately $370 in connection with The Tutwiler Hotel acquisition, and 2,590,197 OP Units valued at approximately $58,662 in connection with the acquisition of the four resort properties. In accordance with their redemption rights, during the first six months of 1997 certain partners elected to redeem a total of 379,606 OP Units for a total of $14,441 in cash (based upon the market price of Old Patriot REIT Common Stock on the effective dates of the redemptions) and 150,000 shares of Old Patriot REIT Common Stock (such amounts have not been adjusted to reflect the stock splits and Cal Jockey Merger). As of June 30, 1997, the Patriot REIT Partnership had 6,887,049 OP Units and 1,324,804 preferred OP Units outstanding.

         In connection with the Cal Jockey Merger, the holders of Patriot REIT Partnership OP Units and preferred OP Units received OP Units and preferred OP Units of the Patriot Operating Company Partnership in an amount equal to the number of Patriot REIT Partnership units held by them at the closing of the Cal Jockey Merger.

         In addition, during the third quarter of 1997, the Patriot Partnerships each issued 2,456,172 OP Units in connection with the acquisition of hotel properties, and 2,388,932 OP Units in connection with Patriot REIT's acquisition of eight leasehold interests from CHC Lease Partners and Patriot Operating Company's acquisition of its approximate 50% ownership interest in GAH and redeemed 6,298 OP Units. In addition, Patriot Operating Company Partnership issued 931,972 Class A preferred OP Units in connection with the Grand Heritage Acquisition and 476,682 Class C preferred OP Units in connection with the acquisition of the approximate 50% ownership interest in GAH.

         As of September 30, 1997, Patriot REIT Partnership had 11,732,153 OP Units and 1,324,804 preferred OP Units outstanding (excluding OP Units held by Patriot REIT). The Patriot Operating Company Partnership had 11,732,153 OP Units, 931,972 Class A preferred OP Units, 1,324,804 Class B preferred OP Units and 476,682 Class C preferred OP Units outstanding as of September 30, 1997 (excluding OP Units held by Patriot Operating Company).

Minority Interest in Other Subsidiaries

         Patriot REIT has entered into a number of partnership agreements with DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, related to the acquisition of 11 hotels. Patriot REIT Partnership owns an 85% to 90% general partnership interest in each partnership and DTR owns a 15% to 10% limited partnership interest in each partnership. The partnerships were formed for the purpose of acquiring hotel properties.

         During the nine months ended September 30, 1997, Patriot REIT acquired four hotels through such partnerships with DTR for approximately $147,300. The acquisitions were financed through a combination of mortgage debt of $98,892, cash contributions to the partnerships of approximately $26,300 by the Patriot REIT Partnership and approximately $7,100 by DTR, and the issuance of 614,046 paired OP Units of the Patriot Partnerships (valued at approximately $15,000 based on the average market price of the Patriot Companies' common stock for the 20 days prior to the closing of the acquisition). Patriot REIT Partnership's contributions were financed primarily with funds drawn on the Revolving Credit Facility.

         In addition, in July 1997, Patriot REIT, through the Patriot REIT Partnership, acquired 90% of the equity interests in four separate limited liability companies which own four hotels with an aggregate of 705 guest rooms for an aggregate purchase price of approximately $51,066. Patriot REIT Partnership's contribution was financed

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

primarily with funds drawn on the Revolving Credit Facility. One of the hotels is subject to a mortgage loan with a financial institution with a principal balance of approximately $5,754.

10.  Shareholders' Equity:

Capital Stock

         On January 30, 1997, Old Patriot REIT declared a 2-for-1 stock split effected in the form of a stock dividend, which was distributed on March 18, 1997 to shareholders of record on March 7, 1997.

         On September 22, 1997, Patriot REIT declared a $0.2625 per common share dividend to holders of record on September 30, 1997. Patriot REIT has paid dividends of $0.2625 per common share for each of the first and second quarters of 1997. In addition, in connection with the Cal Jockey Merger, Old Patriot REIT also declared a special dividend of $0.06 per common share payable to holders of record on June 27, 1997, which was paid on June 30, 1997. Concurrent with each of the dividend declarations, the Patriot REIT Partnership authorized distributions in the same amount. Old Patriot REIT paid dividends of $0.24 per common share for the each of the first three quarters of 1996.

         In August 1997, the Patriot Companies completed a public offering of 9,200,000 paired shares of common stock, with net proceeds (less underwriter discount and expenses) of approximately $209,795. The net proceeds were used primarily to reduce the outstanding debt under the Revolving Credit Facility. In addition, in August 1997, the Patriot Companies' underwriters exercised the over-allotment option and the Patriot Companies issued an additional 1,380,000 paired shares of common stock. The net proceeds of approximately $31,000 were used to reduce the outstanding debt under the Revolving Credit Facility.

Stock Grant Awards

         During the first quarter of 1997, pursuant to Old Patriot REIT's 1995 Incentive Plan, the Board of Directors awarded 480,007 shares of common stock to two of its executive officers. During the second quarter of 1997, pursuant to Old Patriot REIT's 1995 Incentive Plan, the Board of Directors awarded 63,700 shares of common stock to two other officers of the company. Patriot has recorded in 1997 a total of $12,897 (the aggregate value of Patriot's common stock based on the market price at the date of the award) as unearned stock compensation, which is being amortized over the vesting periods of one to five years. For the three months ended September 30, 1997 and 1996, $1,385 and $346, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements. For the nine months ended September 30, 1997 and 1996, $3,312 and $630, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

         In connection with the acquisition of four resort properties in January 1997, certain former owners of the resorts who are also employees of Resorts Services, Inc., the company which manages the resorts, were granted nonqualified options to purchase an aggregate of 780,008 shares of Old Patriot REIT Common Stock at an exercise price of $19.125 (based on the market price of Old Patriot REIT's common stock on the date the purchase contract for the resorts was executed after giving effect to the March 1997 and July 1997 stock splits and the Cal Jockey Merger) as additional consideration for entering into the purchase and sale agreement for the resort properties. The estimated fair value of the options issued, in the aggregate amount of $3,266, was recorded as additional purchase consideration for the acquisition of the resort properties. The options to purchase common stock vest annually over a period of four years.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

         During the first quarter of 1997, one of the executive officers of Patriot REIT was granted nonqualified options to purchase an aggregate of 560,009 shares of common stock at an exercise price of $24.12 (based on the market price of Old Patriot REIT's Common Stock on the date of the grant after giving effect to the March 1997 and July 1997 stock splits and the Cal Jockey Merger). These options to purchase common stock vest annually over a period of four years.

         During the second quarter of 1997, the Compensation Committee of Old Patriot REIT's Board of Directors awarded a two-tier option program for Patriot REIT's chief executive officer which is intended to be his sole equity award for the next five years. The tier one award is a ten-year option to purchase 1,350,022 shares of common stock with an exercise price equal to $22.375 per share, the fair market value of Old Patriot REIT's Common Stock on the date of the grant (after giving effect to the July 1997 stock split and the Cal Jockey Merger). This option is not exercisable until April 1, 2002. The tier two award is a ten-year premium priced option to purchase an aggregate of 1,250,020 shares of common stock. This grant has five equal tranches of 250,004 shares each with an increasing exercise price ranging from $24.60 to $36.03. This tier two option is not exercisable until April 1, 2002.

         Additionally, during the second quarter of 1997, another executive officer of Old Patriot REIT was granted nonqualified options to purchase an aggregate of 100,001 shares of common stock at an exercise price of $22.62 (based on the market price of Old Patriot REIT's common stock on the date of the grant after giving effect to the July 1997 stock split and the Cal Jockey Merger). These options to purchase common stock vest annually over a period of five years.


11.  Noncash Investing and Financing Activities:

Patriot REIT

         In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

                                                                              1997            1996
                                                                         --------------- ---------------
         Receivables from selling entities.............................  $       (1,548) $          329
         Inventory.....................................................            (243)            187
         Prepaid expenses and other assets.............................              --             446
         Deferred expenses.............................................              --             685
         Mortgage debt.................................................          34,244              --
         Accounts payable and accrued liabilities......................          (2,072)          4,139
         Due to PAH RSI Lessee for working capital liabilities
            assumed....................................................           1,235              --

         Due to PAH RSI Lessee for land development costs..............  $        1,987  $           --

         Land sale proceeds due from PAH RSI Lessee....................  $       (2,200) $           --

         Reclassification of prepaid acquisition costs to property costs $       17,371  $           --

         Mortgage note receivable from Lessee affiliate................  $       20,500              --

         Capital lease obligation acquired.............................  $          430  $           --

         Issuance of common stock in connection with the acquisition
            of hotel properties........................................  $      169,713  $           --

         Issuance of options in connection with the acquisition
            of hotel properties........................................  $        3,266  $           --

         Issuance of OP Units in connection with the acquisition of
            hotel properties...........................................  $      166,024  $       13,303

         Excess purchase consideration over estimated fair market
            value of assets acquired in the Cal Jockey Merger..........  $      (87,070) $           --

         Subscription Notes issued for common stock and OP Units
            issued in connection with the Cal Jockey Merger............  $       59,652  $           --


          In connection with Patriot REIT's investment in an unconsolidated subsidiary in 1996, Patriot REIT issued a promissory note payable to the unconsolidated subsidiary in the amount of $6,217 which has been included in due to unconsolidated subsidiaries in the accompanying financial statements.

Patriot American Operating Company

In connection with the Cal Jockey Merger, the acquisition of management companies and the leasing of hotel properties, the following assets and liabilities were assumed:

                                                                              1997
                                                                         ---------------
         Receivables from selling entities.............................  $      (10,255)
         Inventories...................................................  $       (1,425)
         Prepaid expenses and other assets.............................  $       (1,754)
         Other assets..................................................  $         (532)
         Accounts payable and accrued expenses.........................  $       12,478
         Deferred tax liability........................................  $        4,846

         Due to selling entities.......................................  $        1,723
         Due to Patriot REIT...........................................  $        2,636

         Excess purchase consideration over estimated
           fair market value of assets acquired........................  $      (23,071)
         Acquisition of furniture and fixtures.........................  $      (12,612)
         Acquisition of trade names....................................  $       (2,500)
         Acquisition of management contracts...........................  $      (22,452)

         Issuance of subscription notes receivable issued
            in connection with the Cal Jockey Merger...................  $      (59,652)

         Issuance of OP units in connection with the
            acquisition of management companies,
            furniture and fixtures and the leasing of
            hotel properties...........................................  $       39,376

         Issuance of common stock in connection with the
            Cal Jockey Merger and the acquisition of
            furniture and fixtures of hotel properties
            acquired...................................................  $       72,516

         Par value of common stock issued
            in connection with the Cal Jockey Merger...................  $          680

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)


12.  Commitments and Contingencies:

Proposed Acquisitions

         Wyndham Hotel Corporation and Other Assets. On April 14, 1997, Old
         ------------------------------------------
Patriot REIT entered into a merger agreement with Wyndham Hotel Corporation ("Wyndham") which was later ratified by Patriot REIT and Patriot Operating Company, (the "Wyndham Merger Agreement") through which Wyndham will merge with and into Patriot REIT (the "Wyndham Merger"), with Patriot REIT being the surviving company. Concurrently, Old Patriot REIT and CF Securities, L.P. ("CF Securities"), the principal stockholder of Wyndham, entered into a stock purchase agreement (the "Stock Purchase Agreement"). The Merger Agreement generally provides for the conversion of each outstanding share of common stock, par value $0.01 per share, of Wyndham (the "Wyndham Common Stock"), other than shares as to which the holder thereof has elected to receive cash (subject to proration), into the right to receive 1.372 Paired Shares. In the event the average closing price of a Paired Share over the 20 trading days immediately preceding the fifth business day prior to the special meeting of the stockholders of Wyndham (the "Patriot Average Closing Price") is less than $21.86 but greater than or equal to $20.87, each such share will be converted into the right to receive the number of Paired Shares equal to $30.00 divided by the Patriot Average Closing Price. In the event that the Patriot Average closing Price is less than $20.87, each such share will be converted into the right to receive 1.438 Paired shares (the applicable conversion ratio being referred to as the "Wyndham Exchange Ratio"), provided, however, that in such circumstances Wyndham has the right, waivable by it, to terminate the Wyndham Merger Agreement. The Wyndham Merger Agreement also provides that, in lieu of receiving Paired Shares in the Wyndham Merger, stockholders of Wyndham may elect (a "Cash Election") to receive cash ("Cash Consideration") for all or any portion of their shares of Wyndham Common Stock in an amount per share equal to the Wyndham Exchange Ratio multiplied by the average closing price of a Paired Share over the five trading days immediately preceding the closing of the Wyndham Merger, subject to an aggregate availability of $100,000 of cash for all Cash Elections (including a Cash Election by CF Securities pursuant to the Stock Purchase Agreement).

         At November 3, 1997, Wyndham's portfolio of owned, leased or managed hotels consisted of 93 hotels operated by Wyndham, as well as 8 franchised hotels, which in the aggregate contained 24,083 rooms. Wyndham's portfolio includes 84 upscale hotel properties and 17 midscale properties operating under the ClubHouse brand. Pursuant to the Wyndham Merger Agreement, Wyndham will merge with and into Patriot REIT and the companies will continue their operations within the paired share structure. Following the Wyndham Merger, the 36 hotels currently owned or leased by Wyndham will be leased or subleased by Patriot REIT to Patriot Operating Company, whose name will be changed to Wyndham International in connection with the Wyndham Merger. In addition, the leases for two hotels currently leased by Patriot REIT to Crow Hotel Lessee, Inc. will be terminated and re-leased to Wyndham International.

         In connection with the Wyndham Merger, the Patriot REIT Partnership has also entered into an Omnibus Purchase and Sale Agreement, dated as of April 14, 1997 (the "Omnibus Purchase and Sale Agreement"), and 11 individual purchase and sale agreements, with partnerships (the "Crow Family Entities") owned by certain members of the Trammell Crow family, certain members of Wyndham's senior management and others, providing for the Patriot REIT Partnership's acquisition of 11 full-service Wyndham-brand hotels with 3,072 guest rooms (the "Crow Assets") for an aggregate purchase price of approximately $331,664 in cash plus up to approximately $14,000 in additional cash consideration if two of the hotels meet certain cash flow targets (the "Crow Assets Acquisition"). With the exception of one hotel, the Crow Assets Acquisition is expected to be consummated concurrently with the closing of the Wyndham Merger.

         The Wyndham Merger and the Crow Assets Acquisition, are subject to various closing conditions including approval of the Wyndham Merger by the stockholders of Patriot REIT, Patriot Operating Company and

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

Wyndham. The Patriot Companies have mailed to their stockholders the proxy materials relating to the approval of the merger of Wyndham with and into Patriot REIT. The stockholder meetings of Wyndham, Patriot REIT and Patriot Operating Company to approve the Wyndham Merger have been scheduled for December 12, 1997. The record date for the stockholders meetings is November 12, 1997. In connection with the scheduling of the stockholder meetings, the Patriot Companies and Wyndham amended their merger agreement to, among other things, extend the date after which any party may terminate the merger agreement from December 7, 1997 to December 16, 1997.

         In connection with its merger with Patriot REIT, Wyndham has commenced a fixed spread cash tender offer for all of $100,000 of its outstanding 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The purchase price for Notes validly tendered and accepted for purchase will be an amount based on a yield to the first redemption date equal to a 75 basis point spread over the yield of the 6 1/2% U.S. Treasury Note due May 31, 2001 as of 3:00 p.m., EST, on the second business day immediately preceding the expiration date of the tender offer, less a consent payment of $20.00 per $1 principal amount. The tender offer is scheduled to expire at Midnight, EST, on Friday, December 12, 1997, unless extended. In conjunction with the tender offer, Wyndham is also soliciting consents from the holder of the Notes to effect certain amendments to the indenture under which the Notes were issued.

Proposed Acquisitions

         WHG Casinos & Resorts, Inc. On September 30, 1997, Patriot REIT,
         --------------------------
Patriot Operating Company and WHG Casinos & Resorts Inc. ("WHG") entered into an Agreement and Plan of Merger (the "WHG Merger Agreement") providing for the merger of a newly formed subsidiary of Patriot Operating Company with and into WHG with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Patriot Operating Company will acquire the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico, as well as a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. Under the terms of the WHG Merger Agreement, each share of WHG common stock generally will be converted into the right to receive 0.784 paired shares of Patriot REIT and Patriot Operating Company common stock, subject to certain adjustments related to the timing of the closing of this transaction and the average closing price of a paired share over the ten trading days immediately preceding the third business day prior to the WHG stockholders' meeting at which approval for the WHG Merger is sought. In addition, each issued and outstanding share of WHG Series B Convertible Preferred Stock will be converted into the right to receive that number of paired shares that the holder of such share of WHG Series B Convertible Preferred Stock would have the right to receive assuming conversion of such share, together with any accrued and unpaid dividends thereon, into shares of WHG common stock immediately prior to the effective time of the WHG Merger.

Potential Acquisitions

         In August 1997, Patriot Operating Company purchased a participating loan from National Resort Ventures, L.P., related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $23,750 in cash (see Note 3). The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company, which owns a 55% interest, and Hotel Venture Partners, Ltd., which owns a 45% interest. Patriot REIT is currently negotiating with such owners to acquire the hotel. In November 1997, Patriot REIT agreed to acquire a 95% equity interest in the Buena Vista Palace Hotel for approximately $97,150 and the assumption of an existing first leasehold mortgage with a current balance of approximately $50,700. As part of the agreement, Patriot REIT also was granted an option to acquire the remaining 5% equity interest in the hotel. The acquisition is subject to a number of conditions including completion of the Patriot Companies' due diligence. The amount invested as of September 30, 1997 is reflected in deferred acquisition costs.

Development Fees

         The four resort properties which are leased to PAH RSI Lessee are managed by Resorts Services, Inc., an Arizona corporation. In connection with the acquisition of the resort properties, Patriot REIT agreed to pay certain executive officers and employees a development fee equal to 3% of the total development cost, as defined, of certain new resort construction. In connection with the Cal Jockey Merger, the parties have agreed to evaluate the existing agreement and may modify existing terms.

Contingencies

         Except as described below, the Patriot Companies are currently not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

         On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of Wyndham stockholders, against Wyndham, Old Patriot REIT and the members of the Board of Directors of Wyndham. The complaint

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
                (dollars in thousands, except per share amounts)

alleges that the Wyndham Board of Directors breached its fiduciary duties owed to Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Acquisition. In particular, the complaint alleges that the Wyndham Acquisition was negotiated at the expense of Wyndham's public stockholders, and that the Wyndham Board of Directors permitted Old Patriot REIT to negotiate on more favorable terms the Crow Properties Acquisition with members of the Trammell Crow family. Old Patriot REIT is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Wyndham Transactions under the terms presently proposed and also seeks unspecified damages. The Patriot Companies deny the allegations in the complaint and expects to defend the action vigorously.

13.  Pro Forma Financial Information:

         The following unaudited pro forma condensed consolidated separate and combined statements of operations of Patriot REIT and Patriot Operating Company are presented as if (i) the acquisition of the 79 hotels owned by Patriot REIT as of September 30, 1997; (ii) the Cal Jockey Merger and the Related Transactions; (iii) the replacement of Old Line of Credit with the Revolving Credit Facility and the funding of other mortgage debt; (iv) the Grand Heritage Acquisition; (v) the acquisition of seven leasehold interests and the approximate 50% investment interest in GAH; and (vi) the private placement of equity securities and public offering of Patriot's common stock which occurred during 1997 and 1996 had occurred on January 1, 1996, and the hotels (except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel) had been leased to Patriot Operating Company or the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of Patriot REIT and Patriot Operating Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
               (dollars in thousands, except per share amounts)


                  PATRIOT REIT AND PATRIOT OPERATING COMPANY
             Pro Forma Condensed Combined Statements of Operations

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              --------------------------------------
                                                                                     1997               1996
                                                                              ------------------  ------------------
                                                                              (in thousands, except per share data)
 Revenue:
      Participating lease revenue............................................ $          91,628  $          85,221
      Hotel revenue..........................................................           200,759            179,239
      Racecourse facility and land lease revenue.............................            33,657             40,379
      Management fee and service fee income..................................            12,354              9,770
      Interest and other income..............................................            13,956              9,025
                                                                              -----------------  -----------------
          Total revenue......................................................           352,354            323,634
                                                                              -----------------  -----------------
 Expenses:
      Departmental costs--hotel operations...................................            73,217             69,370
      Racecourse facility operations.........................................            26,868             31,026
      Direct operating costs of management company and service department ...             5,465              4,522
      Ground lease expense...................................................             5,535              4,601
      General and administrative.............................................            35,406             30,472
      Repair and maintenance.................................................             9,121              8,770
      Utilities..............................................................            10,328             10,077
      Interest expense.......................................................            42,889             42,448
      Real estate and personal property taxes and casualty insurance.........            16,493             15,803
      Marketing..............................................................            20,872             18,888
      Management fees........................................................             2,756              2,322
      Depreciation and amortization..........................................            48,356             45,886
                                                                              -----------------  -----------------
          Total expenses.....................................................           297,306            284,185
                                                                              -----------------  -----------------
 Income before equity in earnings of unconsolidated subsidiaries,
      income tax provision and minority interests............................            55,048             39,449
      Equity in earnings of unconsolidated subsidiaries......................             4,488              5,650
                                                                              -----------------  -----------------
 Income before income tax provision and minority interests...................            59,536             45,099
      Income tax provision...................................................              (775)              (748)
                                                                              -----------------  -----------------
 Income before minority interests............................................            58,761             44,351
      Minority interest in the Patriot Partnerships..........................            (9,361)            (7,049)
      Minority interest in other consolidated subsidiaries...................              (641)              (200)
                                                                              -----------------  -----------------
 Net income applicable to common shareholders................................ $          48,759  $          37,102
                                                                              =================  =================

 Net income per common Paired Share/(1)/..................................... $            0.71  $            0.54
                                                                              =================  =================
 Weighted average number of common Paired Shares and
      common share equivalents outstanding/(1)/..............................            68,864             68,199
                                                                              =================  =================

-----------------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 Paired Shares issued in the Cal Jockey Merger, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997, as applicable.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
               (dollars in thousands, except per share amounts)


                                 PATRIOT REIT
           Pro Forma Condensed Consolidated Statements of Operations

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                              ------------------------------------
                                                                                     1997               1996
                                                                              -----------------  -----------------
                                                                              (in thousands, except per share data)
 Revenue:
      Participating lease revenue............................................ $         156,204  $         144,350
      Racecourse facility and land lease revenue.............................             3,504              3,696
      Interest and other income..............................................            11,917              6,771
                                                                              -----------------  -----------------
          Total revenue......................................................           171,625            154,817
                                                                              -----------------  -----------------
 Expenses:
      Real estate and personal property taxes and casualty insurance.........            16,203             15,485
      Ground lease expense...................................................             5,535              4,601
      General and administrative.............................................             6,937              5,953
      Interest expense.......................................................            44,645             44,198
      Depreciation and amortization..........................................            42,907             40,437
                                                                              -----------------  -----------------
          Total expenses.....................................................           116,227            110,674
                                                                              -----------------  -----------------
 Income before equity in earnings of unconsolidated subsidiaries, income tax
      provision and minority interest........................................            55,398             44,143
      Equity in earnings of unconsolidated subsidiaries......................             4,488              5,650
                                                                              -----------------  -----------------
 Income before income tax provision and minority interest....................            59,886             49,793
      Income tax provision...................................................              (125)              (110)
                                                                              -----------------  -----------------
 Income before minority interests............................................            59,761             49,683
      Minority interest in Patriot REIT Partnership..........................            (9,321)            (7,789)
      Minority interest in other consolidated subsidiaries...................            (1,869)            (1,305)
                                                                              -----------------  -----------------
 Net income applicable to common shareholders................................ $          48,571  $          40,589
                                                                              =================  =================

 Net income per common share/(1)/............................................ $            0.71  $            0.60
                                                                              =================  =================
 Weighted average number of common shares and
      common share equivalents outstanding/(1)/..............................            68,864             68,199
                                                                              =================  =================

-----------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 Paired Shares issued in the Cal Jockey Merger, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997, as applicable.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
               (dollars in thousands, except per share amounts)


                            PATRIOT OPERATING COMPANY
            Pro Forma Condensed Consolidated Statements of Operations

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                              --------------------------------------
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                              (in thousands, except per share data)
 Revenue:
      Room revenue........................................................... $         135,786  $         121,318
      Other hotel revenue....................................................            64,973             57,921
      Racecourse facility revenue............................................            33,399             40,129
      Management fee and service fee income..................................            12,354              9,770
      Interest and other income..............................................             3,923              4,118
                                                                              -----------------  -----------------
          Total revenue......................................................           250,435            233,256
                                                                              -----------------  -----------------
 Expenses:
      Departmental costs--hotel operations...................................            73,217             69,370
      Racecourse facility operations.........................................            30,114             34,472
      Direct operating costs of management company and service department....             5,465              4,522
      Ground lease expense...................................................                                   --
      General and administrative.............................................            28,493             24,523
      Repair and maintenance.................................................             9,121              8,770
      Utilities..............................................................            10,328             10,077
      Marketing..............................................................            20,872             18,888
      Management fees........................................................             2,756              2,322
      Real estate and personal property taxes and casualty insurance.........               290                318
      Interest expense.......................................................               104                110
      Depreciation and amortization..........................................             5,449              5,449
      Participating lease payments...........................................            64,576             59,129
                                                                              -----------------  -----------------
          Total expenses.....................................................           250,785            237,950
                                                                              -----------------  -----------------
 Income (loss) before income tax provision and minority interests............              (350)            (4,694)
      Income tax (provision) benefit.........................................              (650)              (638)
                                                                              -----------------  -----------------
 Income (loss) before minority interests.....................................            (1,000)            (5,332)
      Minority interest in Patriot Operating Company Partnership.............               (40)               740
      Minority interest in other consolidated subsidiaries...................             1,228              1,105
                                                                              -----------------  -----------------
 Net income (loss) applicable to common shareholders......................... $             188  $          (3,487)
                                                                              =================  =================

 Net income (loss) per common share/(1)/..................................... $            0.00  $           (0.05)
                                                                              =================  =================
 Weighted average number of common shares and
      common share equivalents outstanding/(1)/..............................            68,864             68,199
                                                                              =================  =================

-----------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, after conversion of each Patriot share into 0.51895 Paired Shares issued in the Cal Jockey Merger, and after restatement to reflect the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997, as applicable.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)
               (dollars in thousands, except per share amounts)


14. Subsequent Events:

Acquisition of Properties

         In October 1997, Patriot REIT, through certain of its subsidiaries, acquired The Buttes, a 353-room resort hotel in Tempe, Arizona for approximately $63,600 and acquired three additional hotels from entities affiliated with Gencom and CHCI for an aggregate purchase price of approximately $96,225. These purchases were financed with approximately $68,819 of cash drawn on the Revolving Credit Facility and by issuing 326,348 paired OP Units in the Patriot Partnerships in a private placement. The three hotels acquired from affiliates of Gencom and CHCI are encumbered by mortgage loans, in the aggregate amount of approximately $83,173 including accrued interest, that Patriot REIT made in connection with the Paine Webber Mortgage Financing (see Notes 6 and 8). Patriot REIT has leased these hotels to Patriot Operating Company and Patriot Operating Company subsidiaries will manage the hotels.

Acquisition of PAH RSI Lessee

         In October 1997, Patriot Operating Company, through certain of its subsidiaries, acquired the members' interest of PAH RSI Lessee for approximately $143. PAH RSI Lessee leased eight of Patriot REIT's hotels. As a result of the acquisition, Patriot Operating Company holds these leasehold interests.

Cash Settled Forward Sale Transaction

         On November 7, 1997, Patriot REIT entered into two forward sale transactions with The Chase Manhattan Bank in the aggregate principal amount of $275,000. The terms of the transactions provide that on June 2, 1998, either Chase will be obligated to pay Patriot REIT or Patriot REIT will be obligated to pay Chase a cash settlement amount based on the then current yield on 10-year U.S. Treasury Notes. The forward sale transactions cover principal amounts of $175,000 with a forward yield of 6.0% and $100,000 with a forward yield of 5.995%. If the index price of the securities on June 1, 1998 is greater than the "Forward Price" (which is to be calculated based on the forward yield rate and the economic variables applicable to 10-year U.S. Treasury Notes), Patriot REIT will be obligated to pay Chase a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount. If the index price is less than the Forward Price, Chase will be obligated to pay Patriot REIT a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount.

Private Placement of Securities

         On November 13, 1997, pursuant to a letter agreement dated September 30, 1997, the Patriot Companies sold 1,000,033 Paired Shares to PaineWebber (the "PaineWebber Direct Placement") for a purchase price per Paired Share of $27.6875, or aggregate consideration of $27,688. In addition, pursuant to a letter agreement dated September 30, 1997, the Patriot Companies sold 1,000,000 Paired Shares to LaSalle Advisors Limited Partnership ("LaSalle"), as agent for certain clients of LaSalle (the "LaSalle Direct Placement"), at a purchase price per Paired Share of $27.625, or aggregate consideration of $27,625.

         On September 30, 1997, the Patriot Companies exercised their right to call 2,000,033 OP Units in each of the Patriot Partnerships held by The Morgan Stanley Real Estate Fund, L.P. and certain related entities (the "Morgan Stanley Call"). The exercise price on the Morgan Stanley Call was $25.875 per pair of OP Units. The Morgan Stanley Call was funded with the proceeds of the PaineWebber Direct Placement and the LaSalle Direct Placement.

                              CHC LEASE PARTNERS

                                BALANCE SHEETS
                                (in thousands)

                                                                                September 30,       December 31,
                                                                                    1997                1996
                                                                              ------------------ -------------------
                                                                                 (unaudited)
                                                      ASSETS
Current assets:
     Cash and cash equivalents..............................................  $           9,164  $          11,096
     Accounts receivable, net of allowance for doubtful accounts of $70 and $159 at September 30, 1997 and
         December 31, 1996, respectively....................................              3,739              6,895
     Due from affiliates....................................................                123                341
     Inventories............................................................              1,341              2,588
     Prepaid expenses.......................................................                634              1,189
                                                                              -----------------  -----------------
              Total current assets..........................................             15,001             22,109
Investments.................................................................              2,550              5,100
Deposits ...................................................................                110                272
                                                                              -----------------  -----------------
              Total assets..................................................  $          17,661  $          27,481
                                                                              =================  =================

                                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable.......................................................  $           2,110  $           4,656
     Accrued lease payments due to Patriot American
         Hospitality Partnership, L.P.......................................              3,487              3,829
     Due to affiliates......................................................              2,441                 57
     Distributions payable..................................................              3,078                 --
     Accrued payroll........................................................              1,943              2,922
     Taxes payable                                                                        1,242              1,452
     Guest deposits.........................................................                932              2,412
     Accrued expenses and other liabilities.................................              1,497              2,611
                                                                              -----------------  -----------------
              Total current liabilities.....................................             16,730             17,939
Due to Patriot American Hospitality Partnership, L.P........................              1,238                809
Lease inducement............................................................                 --              1,546
                                                                              -----------------  -----------------
              Total liabilities.............................................             17,968             20,294
Commitments and contingencies (Note 2)......................................                 --                 --
Partners' capital ..........................................................               (307)             7,187
                                                                              -----------------  -----------------
              Total liabilities and partners' capital.......................  $          17,661  $          27,481
                                                                              =================  =================

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                     ------------------------------- ------------------------------
                                                          1997            1996           1997            1996
                                                     --------------- --------------- -------------- ---------------
Revenue:
     Rooms.........................................  $       26,887  $       29,232  $      92,071  $       81,869
     Food and beverage.............................           9,100           8,162         32,569          25,079
     Conference center.............................             507             456          1,870           1,652
     Telephone and other...........................           2,422           2,714          8,603           7,432
                                                     --------------  -------------- --------------  --------------
         Total revenue.............................          38,916          40,564        135,113         116,032
                                                     --------------  -------------- --------------  --------------
Expenses:
     Departmental costs and expenses...............          15,235          14,647         50,695          41,713
     Participating lease payments..................          12,266          14,195         43,609          40,068
     General and administrative....................           4,048           3,339         12,714           9,640
     Repairs and maintenance.......................           1,962           1,892          6,356           5,182
     Utilities.....................................           2,037           2,030          5,964           5,219
     Marketing.....................................           4,294           3,716         13,554          10,543
     Insurance.....................................                             233            505             631
                                                     --------------  -------------- --------------  --------------
         Total expenses............................          39,842          40,052        133,397         112,996
                                                     --------------  -------------- --------------  --------------
         Income (loss) before lessee income
           (expense)...............................            (926)            512          1,716           3,036
                                                     --------------  -------------- --------------  --------------
     Limited partnership distributions, interest
         and miscellaneous income..................             297             607            982           1,110
     Management fees...............................          (1,143)           (744)        (2,360)         (2,333)
     Lessee general and administrative expenses....             (69)           (263)          (444)           (765)
                                                     --------------  -------------- --------------  --------------
         Total lessee expense......................            (915)           (400)        (1,822)         (1,988)
                                                     --------------  -------------- --------------  --------------
         Net income (loss).........................  $       (1,841) $          112 $         (106) $        1,048
                                                     ==============  ============== ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    1997                1996
                                                                              ------------------ -------------------
Cash flows from operating activities:
     Net income (loss)......................................................  $            (106) $           1,048
     Adjustments to reconcile net income to net cash
         used in operating activities:
              Recognition of lease inducement...............................               (546)               (76)
              Provision for losses on accounts receivable...................                 89                 46
     Changes in assets and liabilities:
     (Increase) decrease in:
              Accounts receivable...........................................             (3,079)            (2,484)
              Due from affiliates...........................................                 (3)                --
              Inventories...................................................               (223)               192
              Prepaid expenses..............................................                 49               (950)
              Deposits......................................................                (23)                --
     Increase (decrease) in:
              Accounts payable..............................................                 79             (2,335)
              Accrued lease payments due to Patriot American
                  Hospitality Partnership, L.P. ............................                 62              2,411
              Due to affiliates.............................................                 43                 94
              Accrued payroll...............................................                530                722
              Taxes payable.................................................                371                131
              Guest deposits................................................               (287)              (660)
              Accrued expenses and other liabilities........................                728              1,433
                                                                              -----------------  -----------------
Net cash used in operating activities.......................................             (2,316)              (428)
                                                                              -----------------  -----------------

Cash flows from investing activities:
     Acquired cash from new operating leases................................                  7              3,936
                                                                              -----------------  -----------------
Net cash provided by investing activities...................................                  7              3,936
                                                                              -----------------  -----------------

Cash flows from financing activities:
     Partnership contributions..............................................                500                 --
     Partnership distributions..............................................             (2,000)            (1,090)
     Funds collected for distributed participating lease agreements.........              1,877                 --
                                                                              -----------------  -----------------
Net cash provided by (used in) financing activities.........................                377             (1,090)
                                                                              -----------------  -----------------

Net increase (decrease) in cash and cash equivalents........................             (1,932)             2,418
Cash and cash equivalents at beginning of period............................             11,096              9,385
                                                                              -----------------  -----------------
Cash and cash equivalents at end of period..................................  $           9,164  $          11,803
                                                                              =================  =================

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                                   (unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    1997                1996
                                                                              ------------------ -------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assumption of assets and liabilities upon consummation of
     participating lease agreements with Patriot American
     Hospitality Partnership, L.P.:
         Acquired cash......................................................  $               7  $           3,936
         Accounts receivable................................................                  5                 --
         Inventories........................................................                 63                699
         Prepaid expenses and other assets..................................                 13              1,757
         Due to Patriot American Hospitality Partnership, L.P. .............                (63)                78
         Guest deposits.....................................................                (11)                --
         Lease inducement...................................................                 --               (685)
         Accrued expenses and other liabilities.............................                (14)            (5,785)
                                                                              -----------------  -----------------
         Net assets.........................................................  $              --  $              --
                                                                              =================  =================

Distribution of working capital of participating lease agreements to Gencom
     Lessee, L.P.:
         Accounts receivable................................................  $           6,589  $              --
         Inventories....................................................                  1,306                 --
         Prepaid expenses...................................................                546                 --
         Deposits...........................................................                170                 --
         Due to Patriot American Hospitality Partnership, L.P. .............               (399)                --
         Accrued lease payments due to Patriot American Hospitality
              Partnership, L.P. ............................................               (704)                --
         Accounts payable...................................................             (2,371)                --
         Accrued payroll....................................................             (1,383)                --
         Taxes payable......................................................               (536)                --
         Guest deposits.....................................................             (1,175)                --
         Accrued expenses and other liabilities.............................             (1,783)                --
                                                                              -----------------  -----------------
         Net working capital................................................                260                 --
         Cash distribution payable..........................................                134                 --
                                                                              -----------------  -----------------
              Working capital...............................................  $             394  $              --
                                                                              =================  =================

Distribution payable of working capital to CHC REIT Lessee Corp. ...........  $             394  $              --
                                                                              =================  =================

Transfer of September 1997 working capital of participating lease agreement to Patriot American Hospitality, Inc.:
         Working capital....................................................  $            (685) $              --
         Cash transfer payable..............................................                221                 --
                                                                              -----------------  -----------------
         Due to Patriot American Hospitality, Inc. to cover negative working
           capital..........................................................  $            (464)                --
                                                                              =================  =================

Distribution of units of limited partnership interest in Patriot American
     Hospitality Partnership, L.P. .........................................  $           2,550  $              --
                                                                              =================  =================

Distribution payable of units of limited partnership interest in Patriot
     American Hospitality Partnership, L.P. ................................  $           2,550  $              --
                                                                              =================  =================

Contribution - note receivable - affiliate..................................  $           7,400  $              --
                                                                              =================  =================

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                            (dollars in thousands)



1.   Organization and Summary of Significant Accounting Policies:

         CHC Lease Partners was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot REIT Partnership"). CHC Lease Partners, a general partnership, at formation was owned jointly by CHC REIT Lessee Corp. ("CHCR"), a wholly owned subsidiary of CHC International, Inc. ("CHCI") and by Gencom Lessee, L.P. ("Gencom Lessee"), an affiliate of a principal of the Gencom group of companies.

         CHC Lease Partners began operating the twenty initial hotels on October 2, 1995. During 1996 and 1997, CHC Lease Partners and the Patriot REIT Partnership entered into additional operating leases for five hotels acquired by the Patriot REIT Partnership. The leases are substantially similar to the other lease agreements between CHC Lease Partners and the Patriot REIT Partnership.

         The hotels are leased by the Patriot REIT Partnership to CHC Lease Partners under separate participating lease agreements that contain cross-default provisions. These leases, which require CHC Lease Partners to maintain minimum levels of net worth and working capital, have terms ranging from ten to twelve years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenues of each of the hotels.

         On September 30, 1997, CHC Lease Partners distributed eight participating lease agreements to Gencom Lessee. Additionally, CHC Lease Partners declared distributions of its working capital and units of limited partnership interest in the Patriot REIT Partnership ("OP Units") equally to CHCR and Gencom Lessee. As of September 30, 1997, CHC Lease Partners distributed $2,550 OP Units to Gencom Lessee. The remaining cash portions of the working capital distributions of $134 and $394 are distributions payable to Gencom Lessee and CHCR, respectively. The remaining OP Units distribution of $2,550 is a distribution payable to CHCR. Accordingly, subsequent to September 30, 1997, CHCR became the sole owner of the remaining participating lease agreements, assets and liabilities and continues to do business as CHC Lease Partners.

         Upon distribution of the eight participating lease agreements to Gencom Lessee, Patriot American Hospitality, Inc. ("Patriot REIT") acquired from Gencom Lessee seven of eight participating lease agreements effective September 1, 1997 and acquired from Gencom Lessee the eighth participating lease agreement effective October 1, 1997. Patriot REIT leased such hotels to Patriot American Hospitality Operating Company ("Patriot Operating Company").

         Patriot REIT, Patriot Operating Company and CHCI have also entered into an Agreement and Plan of Merger dated as of September 30, 1997, providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Patriot Operating Company with Patriot Operating Company being the surviving company (the "CHCI Merger"). Concurrently, approximately 50% of GAH II, L.P. ("GAH"), an affiliate of CHCI and the Gencom group of companies which provides management functions necessary to operate certain hotels leased by CHC Lease Partners, was purchased by Patriot Operating Company from the Gencom group of companies. The remaining 17 participating lease agreements and 16 of the 17 management contracts related to the Patriot REIT hotels leased by CHC Lease Partners will be acquired by Patriot Operating Company, through its subsidiaries at the completion of the CHCI Merger.

         Simultaneous with the distribution of the eight participating lease agreements, the requirement to maintain certain minimum levels of net worth was amended. The amendment also removed the requirement to maintain certain special collateral, allowing CHC Lease Partners to distribute to its partners the OP Units originally used to capitalize CHC Lease Partners. As required, CHCR then contributed a $7,400 note receivable from CHCI to CHC Lease Partners representing 20% of the aggregate sum of the next twelve months projected lease payments payable under each participating lease agreement.

                               CHC LEASE PARTNERS

                                   (unaudited)
                             (dollars in thousands)

         The hotels leased by CHC Lease Partners as of September 30, 1997, consist of twelve full service hotels, four limited service hotels and one executive conference center. Sixteen of the seventeen hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Patriot REIT Partnership while continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for hotels under franchise licenses.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996, respectively. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Annual Report on Form 10-K of Patriot American Hospitality, Inc. for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation.

2.   Commitments and Related Party Transactions:

         Under the participating lease agreements for the twenty initial hotels, CHC Lease Partners was obligated to return the inventory to the Patriot REIT Partnership at the end of each lease term less a total of $1,000, which was accounted for as a lease inducement. Additionally during 1996, a cash lease inducement of $685 was received in 1996 related to leasing one resort property. These lease inducements were recorded as a reduction on a straight-line basis to participating lease payments expense over the life of the participating lease agreements. Concurrent with the distribution of the eight participating lease agreements, the inventory lease inducement was forgiven by CHC Lease Partners resulting in a charge of $185 for previously recognized lease inducements and the lease inducement for the resort property was recognized by CHC Lease Partners resulting in the reduction of participating lease payments expense of $620. Exclusive of the lease inducements, for the three months ended September 30, 1997 and 1996, CHC Lease Partners incurred base rents of $9,351 and $8,740 and participating rents of $3,387 and $5,444, respectively, and for the nine months ended September 30, 1997 and 1996, base rents of $29,741 and $24,801 and participating rents of $14,413 and $15,231, respectively. Due to affiliates as of September 30, 1997, includes a balance of $2,342 as a result of funds collected by CHC Lease Partners on behalf of the Patriot REIT Partnership for previously distributed participating lease agreements..

         CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHCI and GAH, to perform all management functions necessary to operate 24 of the 25 hotels leased by CHC Lease Partners. Prior to the distribution of the eight participating lease agreements, the management contracts related to those hotels were terminated. The original terms of the agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels. The fees under the management agreements are subordinate to CHC Lease Partners' obligations to the Patriot REIT Partnership under the participating lease agreements. If, after payment of management fees at the contract rate, CHC Lease Partners would incur an operating loss under any of the participating lease agreements in any year, CHCI and GAH would be required to refund and forego management fees for each of the hotels which are deficient in participating lease payments up to the amount of the operating loss. If after the management fees are refunded and foregone, CHC Lease Partners would still incur an operating loss under any of the participating lease agreements, CHCI and GAH would be required to pay CHC Lease Partners up to 50% of the management fees earned by CHCI and GAH, respectively. For the three months ended September 30, 1997 and 1996, management fees incurred under the management agreements were $1,076 and $732, respectively, and for the nine months ended September 30, 1997 and 1996, such management fees were $2,136 and $2,159, respectively. Except for the three months ending September 30, 1997, these management fees are net of management fees refunded and foregone by CHCI and GAH of $214 for the three months ended September 30, 1996, respectively, and of $1,302 and $542 for the nine months ended September 30, 1997 and 1996, respectively. These management fees include management fees previously

                               CHC LEASE PARTNERS

                                   (unaudited)
                             (dollars in thousands)


refunded and foregone by CHCI and GAH of $82 for the three months ended September 30, 1997 as a result of the recovery of operating losses incurred under certain participating lease agreements earlier in the year. Included in due to (from) affiliates at September 30, 1997 and December 31, 1996, were amounts for management fees under these management agreements due to (from) CHCI of $73 and ($300) and due (from) GAH of ($32) and ($41), respectively.

         Until August 31, 1997, CHC Lease Partners fully reimbursed CHCI and GAH for the payroll and related costs CHCI and GAH incurred on behalf of CHC Lease Partners. Effective September 1, 1997, CHC Lease Partners is fully reimbursed for its payroll and related costs. Such costs amounted to $10 for the month ended September 30, 1997.

         CHC Lease Partners received a cash contribution from its partners of $500 and a contribution from CHCR in the form of a $7,400 note receivable for the nine months ended September 30, 1997. CHC Lease Partners made cash distributions of $2,000 and $1,090 for the nine months ended September 30, 1997 and 1996, respectively and declared distributions of working capital of $788, of which $394 remains payable, and OP Units of $5,100, of which $2,550 remains payable, for the nine months ended September 30, 1997.

3.   Pro Forma Financial Information:

         The unaudited pro forma statements of operations are presented as if the leases and the operation of the eighteen hotels had commenced on January 1, 1996. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses include management fees, estimated lessee overhead expenses, distribution income on 250,001 OP Units and interest income associated with working capital balances. No pro forma interest income associated with working capital balances has been included.


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    1997                1996
                                                                              ------------------ -------------------
                                                                                         (in thousands)
Revenue:
     Rooms                                                                    $          60,879  $          61,728
     Food and beverage......................................................             25,732             24,327
     Conference center......................................................              1,870              1,652
     Telephone and other....................................................              5,898              6,877
                                                                              -----------------  -----------------
          Total revenue.....................................................             94,379             94,584
                                                                              -----------------  -----------------
Expenses:
     Departmental costs and expenses........................................             37,534             37,274
     Participating lease payments...........................................             30,053             29,790
     General and administrative.............................................              9,408              8,994
     Repairs and maintenance................................................              4,473              4,413
     Utilities..............................................................              4,242              4,388
     Marketing..............................................................              9,852              8,955
                                                                              -----------------  -----------------
          Total expenses....................................................             95,562             93,814
                                                                              -----------------  -----------------
Income (loss) before lessee expenses........................................             (1,183)               770
Lessee expenses ............................................................               (864)            (1,559)
                                                                              ------------------ ------------------
     Net loss...............................................................  $          (2,047) $            (789)
                                                                              ================== ==================

                           NORTHCOAST HOTELS, L.L.C.

                                BALANCE SHEETS
                                (in thousands)

                                                                                September 30,       December 31,
                                                                                    1997                1996
                                                                              ------------------ -------------------
                                                                                 (unaudited)
                                    ASSETS
 Current assets:
      Cash and cash equivalents.............................................. $           3,985  $           1,756
      Accounts receivable, net of allowance for doubtful accounts of $22 and
          $43 at September 30, 1997 and December 31, 1996, respectively......             4,588              4,224
      Receivable from Patriot American Hospitality Partnership, L.P..........                69                245
      Inventories............................................................               349                320
      Prepaid expenses.......................................................               664                387
      Other assets...........................................................               832                792
                                                                              -----------------  -----------------
               Total current assets..........................................            10,487              7,724
 Deferred assets, net of accumulated amortization of $69 and $33 at
      September 30, 1997 and December 31, 1996, respectively.................               506                500
 Investments.................................................................               825                825
 Fixed assets, net of accumulated depreciation of $20 at September 30, 1997..               506                 --
                                                                              -----------------  -----------------
               Total assets.................................................. $          12,324  $           9,049
                                                                              =================  =================

                        LIABILITIES AND MEMBERS' EQUITY
 Current liabilities:
      Accounts payable....................................................... $           3,075  $           2,064
      Accrued rent due to Patriot American Hospitality Partnership, L.P......             2,571                943
      Due to affiliates......................................................               226                113
      Accrued payroll and benefits...........................................             1,508              2,088
      Guest deposits.........................................................               550                155
      Accrued expenses and other liabilities.................................             1,108                986
      FF&E reserve due to Patriot American Hospitality
          Partnership, L.P...................................................                47                415
                                                                              -----------------  -----------------
               Total current liabilities.....................................             9,085              6,764
 Note payable and accrued interest payable  to Patriot American Hospitality
      Partnership, L.P.......................................................               438                 --
 Due to Patriot American Hospitality Partnership, L.P........................               298                242
                                                                              -----------------  -----------------
               Total liabilities.............................................             9,821              7,006
 Commitments and contingencies...............................................                --                 --
 Members' equity.............................................................             2,503              2,043
                                                                              -----------------  -----------------
               Total liabilities and members' equity......................... $          12,324  $           9,049
                                                                              =================  =================

                             See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)


                                                                                                       April 2,
                                                                                                         1996
                                                           Three          Three           Nine      (Inception of
                                                           Months         Months         Months      operations)
                                                           Ended          Ended          Ended         through
                                                       September 30,  September 30,  September 30,  September 30,
                                                            1997           1996           1997           1996
                                                       -------------- -------------- -------------- ---------------
Revenue:
     Rooms...........................................  $       16,090 $       10,395 $       38,132 $       18,115
     Food and beverage...............................           6,048          3,964         16,619          7,201
     Telephone and other.............................           1,446            869          3,335          1,576
                                                       -------------- -------------- -------------- --------------
         Total revenue...............................          23,584         15,228         58,086         26,892
                                                       -------------- -------------- -------------- --------------

Expenses:
     Departmental costs and other expenses...........           8,875          5,938         23,047         10,577
     Participating lease payments....................           8,216          4,770         18,433          8,077
     General and administrative......................           1,636          1,235          4,492          2,218
     Ground lease expense............................             351            289            985            567
     Repairs and maintenance.........................           1,018            757          2,826          1,378
     Utilities.......................................             828            580          1,985            937
     Marketing.......................................           1,618          1,091          4,219          1,880
                                                       -------------- -------------- -------------- --------------
         Total expenses..............................          22,542         14,660         55,987         25,634
                                                       -------------- -------------- -------------- --------------
         Income before lessee income (expense).......           1,042            568          2,099          1,258
                                                       -------------- -------------- -------------- --------------
     Dividend and interest income....................              48             40            187             99
     Service fee income..............................              --             --            900             --
     Management fees.................................            (581)          (377)        (1,588)          (658)
     Depreciation and amortization...................             (24)           (13)           (54)           (21)
     Lessee general and administrative expenses......            (142)          (139)          (424)          (252)
                                                       -------------- -------------- -------------- --------------
         Total lessee income (expense)...............            (699)          (489)          (979)          (832)
                                                       -------------- -------------- -------------- --------------
         Net income..................................  $          343 $           79 $        1,120 $          426
                                                       ============== ============== ============== ==============

                             See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                                        April 2,
                                                                                                          1996
                                                                                                     (Inception of
                                                                                      Nine Months     operations)
                                                                                         Ended          through
                                                                                     September 30,   September 30,
                                                                                          1997            1996
                                                                                     --------------- ---------------
Cash flows from operating activities:
     Net income....................................................................  $        1,120  $          426
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on accounts receivable...............................                              30
         Depreciation and amortization.............................................              56              21
     Changes in assets and liabilities:
         Accounts receivable.......................................................            (364)         (3,706)
         Accounts receivable from Patriot American Hospitality Partnership, L.P....             176             (15)
         Inventories...............................................................              27              (9)
         Prepaid expenses and other assets.........................................            (277)           (438)
         Accounts payable..........................................................           1,011           1,107
         Accrued rent due to Patriot American Hospitality Partnership, L.P.........           1,628           1,771
         Due to affiliates.........................................................             113             127
         Accrued payroll and benefits..............................................            (580)            698
         Guest deposits............................................................             395             183
         Accrued expenses and other liabilities....................................             122           1,244
         FF&E Reserve due to Patriot American Hospitality Partnership, L.P.........            (368)            636
                                                                                     --------------  --------------
Net cash provided by operating activities..........................................           3,059           2,075
                                                                                     --------------  --------------

Cash flows used in investing activities:
     Purchases of equipment and leasehold improvements.............................            (519)             (7)
     Payment of organization costs and capitalized lease costs.....................             (42)           (458)
     Payment for deferred purchase consideration...................................             (47)           (785)
                                                                                     --------------  --------------
Net cash used in investing activities..............................................            (608)         (1,250)
                                                                                     --------------  --------------

Cash flows provided from (used in) financing activities
     Cash received from assumption of operating liabilities........................              --             932
     Payment for capital improvements on behalf of owner...........................              --             (68)
     Cash contributions............................................................              --           1,475
     Principal payments on note payable............................................             (62)             --
     Proceeds from issuance of note................................................             500              --
     Distributions to members......................................................            (660)            (82)
                                                                                     --------------  --------------
Net cash provided from (used in) financing activities..............................            (222)          2,257
                                                                                     --------------  --------------
Net increase in cash and cash equivalents..........................................           2,229           3,082
Cash and cash equivalents at beginning of period...................................           1,756              --
                                                                                     --------------  --------------
Cash and cash equivalents at end of period.........................................  $        3,985  $        3,082
                                                                                     ==============  ==============

                             See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                            (dollars in thousands)


1.   Organization and Summary of Significant Accounting Policies:

         NorthCoast Hotels, L.L.C. ("NorthCoast Lessee"), a Washington limited liability company, was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot REIT Partnership"). NorthCoast Lessee will continue for a term of fifty years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not individually liable for any debts or losses of NorthCoast Lessee that exceed their respective capital contribution, and losses are generally allocated to the members in proportion to their capital contributions.

         NorthCoast Lessee began leasing five hotels on April 2, 1996. During 1996, NorthCoast Lessee and the Patriot REIT Partnership entered into additional operating leases for four hotels that were acquired by the Patriot REIT Partnership. During the three months ended September 30, 1997, NorthCoast Lessee and the Patriot REIT Partnership entered into additional operating leases for three hotels that were acquired by the Patriot REIT Partnership. At September 30, 1997, NorthCoast Lessee leased twelve hotels.

         Each hotel is leased by the Patriot REIT Partnership to NorthCoast Lessee under separate participating operating lease agreements. Nine of the twelve hotel leases contain cross-default provisions. These leases, which have an average term of eleven years, require NorthCoast Lessee to maintain a minimum net worth, a minimum level of cash, and adequate working capital, (as those terms are defined) and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the NorthCoast Hotels, L.L.C. financial statements and footnotes thereto included in the Annual Report on Form 10-K of the entity formerly known as Patriot American Hospitality, Inc. for the year ended December 31, 1996.

2.   Members' Equity:

Initial Capitalization

         Each of the four members is required to contribute $825 to NorthCoast Lessee. Contributions can be in the form of cash or other property. At September 30, 1997, cash contributions of $1,475 and units of limited partnership interest ("OP Units") in the Patriot REIT Partnership of $825 have been received.

         Two members contributed notes receivable totaling $1,050 that bear interest at 7% per annum. One note, which is unsecured, is due in two installments, with $50 paid July 31, 1996 and the balance due November 30, 1997. The other note is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc Investment Group, LLC (the "LeParc Entity"). These notes receivable from members have been offset against members' equity in the accompanying financial statements.

                            NORTHCOAST HOTELS, L.L.C.

                                   (unaudited)
                             (dollars in thousands)

Minimum Net Worth

         Under the terms of the participating lease agreements, NorthCoast Lessee is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all hotels leased, subject to certain agreed upon adjustments. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in the LeParc Entity. NorthCoast Lessee is also required to maintain ownership of shares of common stock of Patriot American Hospitality, Inc. or OP Units of the Patriot REIT Partnership.

3.   Commitments and Related Party Transactions:

         NorthCoast Lessee incurred rents of $8,216 during the three months ended September 30, 1997, $18,433 during the nine months ended September 30, 1997 and $8,077 during the period April 2, 1996 through September 30, 1996. Rents consist of $6,673, $15,242 and $6,328 in base rents, $1,245, $2,317 and
$1,293 in participating rents, and $298, $873 and $456 in additional rent for the three months ended September 30, 1997, the nine months ended September 30, 1997 and the period April 2, 1996 through September 30, 1996, respectively. At September 30, 1997 and December 31, 1996, NorthCoast Lessee owed the Patriot REIT Partnership $2,848 and $943, respectively, for rents under the terms of the participating leases.

     Under the participating lease agreements, NorthCoast Lessee is obligated to return to the Patriot REIT Partnership the inventory at each of the hotels at the end of the related lease term. As of September 30, 1997, the balance of the inventory due to the Patriot REIT Partnership was $298. In addition, two of the hotels are managed by Hyatt Corporation ("Hyatt"). Under the terms of the hotel management agreements, Hyatt funds a percentage of the hotel gross revenues to a reserve account for furniture, fixtures and equipment (the "FF&E Reserve"), which is payable to the Patriot REIT Partnership to make improvements to the hotels. At September 30, 1997 and December 31, 1996, the FF&E Reserve payable to the Patriot REIT Partnership was $47 and $415, respectively.

     NorthCoast Lessee pays WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast Lessee. The amount paid to WestCoast Hotels for these costs was $9 for the three months ended September 30, 1997, $22 for the nine months ended September 30, 1997 and $12 during the period April 2, 1996 through September 30, 1996.

     NorthCoast Lessee borrowed $500 from the Patriot REIT Partnership on March 13, 1997 (the "Note") for the construction of a laundry facility at the Hyatt Regency Lexington. The Note bears interest at 9.6% per annum, requires monthly payments of principal and interest commencing June 1, 1997 and is due March 13, 1999.

     As of September 30, 1997, NorthCoast Lessee had capitalized direct costs and capitalized interest of $506 related to this laundry facility.

     Service fee income consists of fees received for acquisition, project development and renovation services provided to the Patriot REIT Partnership. NorthCoast Lessee recorded $900 for such services during the nine months ended September 30, 1997, net of reimbursed expenses of $53. No service fees were recorded during the three months ended September 30, 1997.

                            NORTHCOAST HOTELS, L.L.C.

                                   (unaudited)
                             (dollars in thousands)

4.   Pro Forma Financial Information:

         The following unaudited pro forma statement of operations is presented as if the leases and the operation of the 11 hotels leased by NorthCoast Lessee (excluding the Park Shore Hotel) had commenced on January 1, 1996. The unaudited pro forma statement of operations is not necessarily indicative of what the actual results of operations of NorthCoast Lessee would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 62,149 OP Units and pro forma interest income associated with working capital balances.


                                                                     Nine Months Ended
                                                                       September 30,
                                                           --------------------------------------
                                                                 1997                1996
                                                           ------------------ -------------------
                                                                      (in thousands)
Revenue:
     Rooms...............................................  $          44,423  $          41,008
     Food and beverage...................................             18,590             16,558
     Telephone and other.................................              3,668              3,346
                                                           -----------------  -----------------
          Total revenue..................................             66,681             60,912
                                                           -----------------  -----------------
Expenses:
     Departmental costs and expenses.....................             27,100             25,836
     Participating lease payments........................             21,166             18,147
     General and administrative..........................              4,862              5,002
     Ground lease expense................................                985                856
     Repairs and maintenance.............................              3,136              3,090
     Utilities...........................................              2,263              2,251
     Marketing...........................................              4,467              4,007
                                                           -----------------  -----------------
          Total expenses.................................             63,979             59,189
                                                           -----------------  -----------------
Income before lessee expenses............................              2,702              1,723
Lessee expenses .........................................             (1,237)            (1,628)
                                                           ------------------ ------------------
     Net income..........................................  $           1,465  $              95
                                                           =================  =================

                                PAH RSI, L.L.C.

                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                                (in thousands)


                                                                                                    September 30,
                                                                                                        1997
                                                                                                 ------------------
                                             ASSETS
Current assets:
     Cash and cash equivalents.................................................................  $           9,281
     Accounts receivable, net of allowance for doubtful accounts of $179.......................             11,204
     Due from Resorts Services, Inc............................................................                605
     Inventories...............................................................................              2,266
     Prepaid expenses and other assets.........................................................              1,794
                                                                                                 -----------------
              Total current assets.............................................................             25,150
Organizational costs, net of accumulated amortization of $5....................................                 88
Tradenames, net of accumulated amortization of $213............................................              8,787
Other assets...................................................................................              1,820
                                                                                                 -----------------
              Total assets.....................................................................  $          35,845
                                                                                                 =================

                                 LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
     Accounts payable..........................................................................  $           3,139
     Accrued rent due to Patriot American Hospitality Partnership, L.P.........................              3,846
     Due to Patriot American Hospitality Partnership, L.P and affiliates.......................              4,836
     Accrued expenses and other liabilities....................................................              7,338
     Accrued interest..........................................................................                299
     Guest and other deposits..................................................................              6,914
                                                                                                 -----------------
              Total current liabilities........................................................             26,372
Due to selling entities........................................................................                516
Note payable to Patriot American Hospitality Partnership, L.P..................................              9,000
                                                                                                 -----------------
              Total liabilities................................................................             35,888
Commitments and contingencies..................................................................                 --
Members' equity   (deficit)....................................................................                (43)
                                                                                                 ------------------
              Total liabilities and members' equity............................................  $          35,845
                                                                                                 =================

                             See accompanying notes.

                                PAH RSI, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)



                                                                                                     January 16,
                                                                                                        1997
                                                                                       Three        (Inception of
                                                                                       Months         operations)
                                                                                       Ended            through
                                                                                   September 30,     September 30,
                                                                                        1997             1997
                                                                                   ---------------- ----------------
Revenue:
     Rooms........................................................................ $      15,248    $     39,541
     Food and beverage............................................................         6,859          18,425
     Telephone and other revenue..................................................         3,269           9,515
     Club, club membership and spa revenue........................................         6,139          21,500
     Shopping center revenue......................................................           446           1,311
     Royalty revenues.............................................................           366           1,137
                                                                                   -------------    ------------
         Total revenue............................................................        32,327          91,429
                                                                                   -------------    ------------

Expenses:
     Departmental costs and other expenses........................................        14,354          39,556
     Participating lease payments.................................................         8,103          24,816
     General and administrative...................................................         2,239           6,118
     Repairs and maintenance......................................................         2,885           7,297
     Utilities....................................................................         1,371           3,258
     Marketing....................................................................         2,294           5,489
     Interest expense.............................................................           299             832
     Insurance....................................................................           160             400
                                                                                   -------------    ------------
         Total expenses...........................................................        31,705          87,766
                                                                                   -------------    ------------
         Income before lessee expenses............................................           622           3,663
                                                                                   -------------    ------------
     Interest income..............................................................             3              50
     Management fees..............................................................          (732)         (3,165)
     Amortization.................................................................           (78)           (218)
     Lessee general and administrative expenses...................................          (106)           (373)
                                                                                   --------------   -------------
         Total lessee expenses....................................................          (913)         (3,706)
                                                                                   --------------   -------------
         Net loss................................................................. $        (291)   $        (43)
                                                                                   ==============   =============

                             See accompanying notes.

                                PAH RSI, L.L.C.

              CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (DEFICIT)
                                  (unaudited)
                                (in thousands)


                                                                                                   January 16, 1997
                                                                                                    (Inception of
                                                                                                     operations)
                                                                                                      through
                                                                                                     September 30,
                                                                                                        1997
                                                                                                 -------------------
Initial capitalization at inception............................................................  $           4,110
Capital contributions of new members...........................................................              2,740
Notes receivable from members..................................................................             (6,850)
Net loss ......................................................................................                (43)
                                                                                                 ------------------
Balance, September 30, 1997....................................................................  $             (43)
                                                                                                 ==================

                            See accompanying notes.

                                PAH RSI, L.L.C.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                                 January 16, 1997
                                                                                                   (Inception of
                                                                                                    operations)
                                                                                                      through
                                                                                                    September 30,
                                                                                                        1997
                                                                                                 -------------------
Cash flows from operating activities:
     Net loss..................................................................................  $            (43)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Provision for losses on accounts receivable...........................................               179
         Amortization..........................................................................               218
     Increase in assets and liabilities:
         Accounts receivable...................................................................            (9,523)
         Due to Patriot American Hospitality Partnership, L.P..................................             6,071
         Due from Resorts Services, Inc........................................................              (605)
         Inventories...........................................................................               (43)
         Prepaid expenses and other assets.....................................................              (983)
         Other assets..........................................................................            (1,820)
         Accounts payable......................................................................             2,757
         Accrued rent due to Patriot American Hospitality Partnership, L.P.....................             3,846
         Accrued expenses and other liabilities................................................             1,886
         Accrued interest......................................................................               299
         Guest and other deposits..............................................................             1,289
         Due to sellers........................................................................               516
                                                                                                 ----------------
Net cash provided by operating activities......................................................             4,044
                                                                                                 ----------------

Cash flows from investing activities:
     Payment of organization costs.............................................................               (93)
     Cash acquired at inception................................................................             5,330
                                                                                                 ----------------
Net cash provided by investing activities......................................................             5,237
                                                                                                 ----------------

Net increase in cash and cash equivalents......................................................             9,281
                                                                                                 ----------------
Cash and cash equivalents at end of period.....................................................  $          9,281
                                                                                                 ================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Contribution of member notes receivable...................................................  $          6,850
                                                                                                 ================
     Issuance of note payable to Patriot American Hospitality Partnership, L.P.
         for purchase of tradenames............................................................  $          9,000
                                                                                                 ================
     Operating liabilities assumed in exchange for receivables from Patriot
         American Hospitality Partnership, L.P.................................................  $          1,235
                                                                                                 ================

                             See accompanying notes.

                                 PAH RSI, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)

1.   Organization and Summary of Significant Accounting Policies:

Organization

         PAH RSI, L.L.C. (the "PAH RSI Lessee"), a Delaware limited liability company, was formed on January 16, 1997 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot REIT Partnership"). PAH RSI Lessee, is owned jointly by Messrs. Paul A. Nussbaum, William Evans, Thomas W. Lattin, Rex E. Stewart and Michael Murphy, each of whom is an executive officer of Patriot American Hospitality, Inc. and/or Patriot American Hospitality Operating Company. PAH RSI Lessee will continue for a term of 49 years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not personally liable for any debts or losses of PAH RSI Lessee that exceed their respective capital contribution, except as discussed in Note 5, and losses are generally allocated to the members in proportion to their capital contributions.

         PAH RSI Lessee commenced operations and began leasing two resort properties from the Patriot REIT Partnership on January 16, 1997. Subsequently in the first quarter of 1997, PAH RSI Lessee and the Patriot REIT Partnership entered into four additional operating leases for two additional resort properties and two hotels that were acquired by the Patriot REIT Partnership. During the second quarter of 1997, PAH RSI Lessee and the Patriot REIT Partnership entered into additional operating leases for two hotels that were acquired by the Patriot REIT Partnership. At September 30, 1997, PAH RSI Lessee leased eight hotels as follows:

                     Property Name                             Location                 Guest Rooms
         -------------------------------------       -----------------------------      -----------
         Resorts:
           Carmel Valley Ranch                       Carmel, California                     100
           The Boulders                              Scottsdale, Arizona                    160
           The Lodge at Ventana Canyon               Tucson, Arizona                         49
           The Peaks Resort and Spa                  Telluride, Colorado                    177
         Full-service hotels:
           Doubletree Guest Suites Hotel
             (formerly Luxeford Suites Hotel)        Minneapolis, Minnesota                 230
           Hilton Inn Myrtle Beach                   Myrtle Beach, South Carolina           385
           Radisson Hotel                            Northbrook, Illinois                   313
           Doubletree Park Place                     Minneapolis, Minnesota                 298

         Each hotel is leased by the Patriot REIT Partnership to PAH RSI Lessee for one-year terms under separate participating operating lease agreements. These leases, which require PAH RSI Lessee to maintain a minimum net worth and adequate working capital, require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 16, 1997 (inception of operations) through September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Significant accounting policies are summarized below.

Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of PAH RSI Lessee and its wholly-owned

                                 PAH RSI, L.L.C.

                                   (unaudited)
                                 (in thousands)

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

2.   Tradenames:

         PAH RSI Lessee acquired certain tradenames or licensing rights to certain tradenames, including the Carefree(R) and Boulders(R) trademarks, simultaneously with the Patriot REIT Partnership's acquisition of the four Carefree Resort properties. The acquisition of the tradenames and licensing rights was financed by a promissory note in the amount of $9,000 payable to a subsidiary of the Patriot REIT Partnership (see Note 3). PAH RSI Lessee has assigned certain of these licensing rights to Resorts Services, Inc. ("RSI"), an Arizona corporation. Substantially all of the economic interests in RSI are owned individually by the members of PAH RSI Lessee (see Note 4).

3.   Notes Payable:

         In connection with the acquisition of certain tradenames and licensing rights, on January 17, 1997, PAH RSI Lessee issued a promissory note in the amount of $9,000 payable to a subsidiary of the Patriot REIT Partnership. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

4.   Commitments and Related Party Transactions:

Participating Lease Commitments

         At September 30, 1997, PAH RSI Lessee has future lease commitments to the Patriot REIT Partnership under the participating lease agreements through March 1998. Minimum future rental payments under these operating leases for the remainder of the lease terms aggregate approximately $9,129. PAH RSI Lessee incurred base rents of $5,654 and $13,617 and participating rents of $2,449 and $11,199 for the three months ended September 30, 1997 and the period January 16, 1997 through September 30, 1997, respectively. At September 30, 1997, PAH RSI Lessee owed the Patriot REIT Partnership $3,846 for rents under the terms of the participating leases.

         The Patriot REIT Partnership has the right to terminate all participating lease agreements with PAH RSI Lessee. In the event such termination occurs, the Patriot REIT Partnership will be obligated to pay PAH RSI Lessee the fair market value of the leasehold interests. In addition, in the event of such termination, the Patriot REIT Partnership or its affiliates intend to acquire the assets, including inventory, tradenames and right to receive certain royalty fees, of PAH RSI Lessee.

Management and Franchise Agreements

         The four resort properties leased by PAH RSI Lessee are managed by RSI. RSI receives management fees per resort ranging from 2% to 3% of gross room revenue, as defined. In addition, certain executive officers and employees of RSI are entitled to receive an annual incentive fee equal to 10% of the excess recurring cash flow of the resorts, as defined. All management fees payable to RSI are subordinate to PAH RSI Lessee's obligations to the Patriot REIT Partnership under the terms of the participating lease agreements.

         The Doubletree Guest Suites Hotel (formerly the Luxeford Suites Hotel) and the Doubletree Park Place Hotel are managed by Doubletree Hotels Corporation which receives a management fee of 3% of gross revenues, plus incentive fees if certain operating results based on cash flow and profits (as defined) are achieved by the hotel. The Radisson Hotel in Northbrook, Illinois and the Hilton Inn Myrtle Beach are managed by a hotel management entity affiliated with CHC International, Inc. and the Gencom group of companies which receives a management fee of 3.0% of gross revenues, as defined.

         RSI is subject to an exclusive license agreement with PAH RSI Lessee for the use of certain tradenames. Certain royalties may be paid to PAH RSI Lessee by RSI if adjusted gross receipts, as defined, of RSI exceed certain thresholds. Royalties earned in conjunction with this agreement were approximately $366 and $1,137 for the three months ended September 30, 1997 and the period January 16, 1997 through September 30, 1997, respectively.

Stock Purchase Option

         Pursuant to a stock option agreement dated January 17, 1997, PAH RSI Lessee's members were granted an exclusive option to purchase all of the outstanding voting common stock (an aggregate 625 shares of common stock, no par value per share) of RSI for $1.00 per share. The option expires January 17, 2007.

Expense Reimbursements

         PAH RSI Lessee fully reimburses the Patriot REIT Partnership for office space it occupies within the corporate offices of Patriot American Hospitality, Inc. and for payroll and related costs the Patriot REIT Partnership incurs on behalf of PAH RSI Lessee. These costs amounted to $106 and $373 for the three months ended September 30, 1997 and the period January 17, 1997 through September 30, 1997. At September 30, 1997, PAH RSI Lessee owed the Patriot REIT Partnership $373 for such reimbursements.

Payables to Selling Entities

         At September 30, 1997, PAH RSI Lessee has aggregate payables of $516 due to certain of the former owners of the four resort properties leased from the Patriot REIT Partnership. These payables to selling entities are related to the final proration of net current assets of the resort properties and are to be repaid from the collection of such net assets.

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

6.   Leases:

         The El Pedregal Shopping Center leases have remaining terms that range from one to six years. The leases generally provide for minimum annual rental amounts that may be subject to cost of living increases, and for reimbursement by tenants for common area environmental costs. Minimum future rental income under these noncancelable operating leases for the next four years is as follows:

                     Year                                   Rent Amount
                     ----                                   -----------
                     1997...............................    $       301
                     1998...............................          1,103
                     1999...............................            806
                     2000...............................            408
                     2001 and thereafter................            429
                                                            -----------
                                                            $     3,047
                                                            ===========

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

                                                                     Nine Months Ended
                                                                       September 30,
                                                           --------------------------------------
                                                                 1997                1996
                                                           ------------------ -------------------
                                                                      (in thousands)
Revenue:
     Rooms...............................................  $          45,721  $          40,810
     Food and beverage...................................             21,701             20,614
     Telephone and other revenue.........................             10,378              7,132
     Club, club membership and spa revenue...............             23,545             22,408
     Shopping center revenue.............................              1,422              1,309
     Royalty revenue and other revenue...................              1,137              1,329
                                                           -----------------  -----------------
          Total revenue..................................            103,904             93,602
                                                           -----------------  -----------------
Expenses:
     Departmental costs and expenses.....................             47,326             43,036
     Participating lease payments........................             28,067             24,277
     General and administrative..........................              7,613              7,292
     Repairs and maintenance.............................              8,155              6,930
     Utilities...........................................              3,855              3,942
     Marketing...........................................              6,705              5,988
     Interest expense....................................                832              1,049
                                                           -----------------  -----------------
          Total expenses.................................            102,553             92,514
                                                           -----------------  -----------------
Income before lessee expenses............................              1,351              1,088
Lessee expenses .........................................             (4,110)            (3,226)
                                                           -----------------  -----------------
     Net loss............................................  $          (2,759) $          (2,138)
                                                           =================  =================


8.    Subsequent Event:

         Effective October 1, 1997, Patriot American Hospitality Operating Company, through certain of its subsidiaries, acquired the members' interests of PAH RSI Lessee for approximately $143.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Patriot Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Patriot Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the Patriot Companies' rapid growth and its ability to integrate its existing operations, departments and systems with those being acquired in the Wyndham Merger, the CHCI Merger and the WHG Merger; risks associated with the adoption of legislation, regulations or administrative interpretations which could adversely affect the Patriot Companies' paired share structure; Patriot REIT's dependence upon rental payments from Patriot Operating Company and the Lessees for substantially all of Patriot REIT's income and the dependence upon the abilities of Patriot Operating Company, the Lessees and the Operators (as such terms are defined herein) to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

Background

Organization

         The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot REIT"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot REIT completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

         On July 1, 1997, Old Patriot REIT merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot REIT") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" (collectively with its subsidiaries, "Patriot Operating Company"). The term "Patriot Companies" as used herein includes Patriot REIT, Patriot Operating Company and their respective subsidiaries.

         The Cal Jockey Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot REIT became the historical financial information for Patriot REIT. The interim financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse ("Racecourse") facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value. The excess purchase consideration over the estimated fair market value of the assets acquired and the liabilities assumed was recorded as goodwill.

         By operation of the Cal Jockey Merger, each issued and outstanding share of common stock, no par value per share of Old Patriot REIT ("Old Patriot REIT Common Stock") was converted into 0.51895 shares of common stock, par value $0.01 per share of Patriot REIT ("Patriot REIT Common Stock") and 0.51895 shares of common stock, par value $0.01 per share of Patriot Operating Company ("Patriot Operating Company Common Stock"), which shares are paired and transferable only as a single unit (collectively, shares of Patriot REIT Common Stock and shares of Patriot Operating Company Common Stock are referred to herein as the "Paired Shares"). Each paired share of Cal Jockey and Bay Meadows common stock remained outstanding and represented the same number of Paired Shares of Patriot REIT Common Stock and Patriot Operating Company Common Stock.

         In connection with the Cal Jockey Merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Company Partnership, L.P. (the "Patriot Operating Company Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP Units") of the

Patriot Operating Company Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "Patriot REIT Partnership") in exchange for OP Units of the Patriot REIT Partnership (collectively, the Patriot Operating Company Partnership and the Patriot REIT Partnership are referred to herein as the "Patriot Partnerships"). Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement (the "Related Transactions"), substantially all of the operations of Patriot REIT and Patriot Operating Company have been conducted through the Patriot Partnerships and their subsidiaries.

         In connection with the Cal Jockey Merger, the total number of shares authorized was increased. The amounts of authorized shares are as follows: (i) 100 million shares of preferred stock, (ii) 650 million shares of common stock, and (iii) 750 million shares of excess stock (as defined in the amended and restated charters of Patriot REIT and Patriot Operating Company).

The Patriot Companies

         As of September 30, 1997, Patriot REIT, through the Patriot REIT Partnership, PAH Ravinia, Inc. ("PAH Ravinia"), PAH Windwatch, L.L.C. ("PAH Windwatch") and other subsidiaries, owned interests in 76 hotels with an aggregate of over 18,800 guest rooms. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Miami, San Francisco and Seattle. In addition to hotels catering primarily to business travelers, Patriot REIT's portfolio includes world-class resort hotels, including The Boulders, near Scottsdale, Arizona; The Lodge at Ventana Canyon in Tucson, Arizona; The Peaks Resort & Spa in Telluride, Colorado; and Carmel Valley Ranch Resort in Carmel, California and prominent hotels in major tourist destinations. The hotels include 66 full service hotels, five resort hotels, four limited service hotels and an executive conference center. Seventy-two of the hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

         Patriot REIT leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel, which are separately owned through special purpose entities, to Patriot Operating Company or to other lessees (the "Lessees") who are responsible for operating the hotels. As September 30, 1997, 30 hotels were leased to Patriot Operating Company and its affiliates and 44 hotels were leased to the Lessees. Patriot REIT leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. In addition, PAH RSI, LLC, a limited liability company owned and controlled by certain executive officers of the Patriot Companies ("PAH RSI Lessee") leased eight hotels; DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; Crow Hotel Lessee, Inc. (the "Crow Lessee") leased two hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Wyndham Hotel Corporation, respectively. Patriot Operating Company manages 14 of its hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 16 of its hotels.

         In October 1997, Patriot Operating Company, through certain of its subsidiaries, acquired the members' interest of PAH RSI Lessee for approximately $143. As a result of the acquisition, Patriot Operating Company acquired the leasehold interests for eight of Patriot REIT's hotels.

         In addition to leasing and managing hotels, Patriot Operating Company is also engaged in the business of conducting and offering pari-mutuel wagering (meaning that individuals wager against each other and not against the operator of the facility) on thoroughbred horse racing at the Racecourse. In addition to live horse racing at the Racecourse, Patriot Operating Company simulcasts its live horse races to as many as 31 sites in California and as many as 450 sites in the remainder of the world. The Racecourse also acts as an off-track wagering facility, allowing patrons to wager on horse races at other tracks even when live horse racing is not being conducted at the Racecourse, by accepting simulcasts of horse races conducted throughout the United States, Canada, Mexico, Australia and Hong Kong.

Investments in Properties

         During the nine months ended September 30, 1997, Patriot REIT acquired 26 hotels and four resort properties for approximately $803.5 million. These acquisitions were financed primarily with funds drawn on Old Patriot REIT's line of credit, and later, Patriot REIT's revolving credit facility (which replaced Old Patriot REIT's line of credit), the issuance of 3,143,501 OP Units valued at approximately $100.6 million, and the assumption of mortgage debt in the amount of approximately $34.3 million.

         In July 1997, Patriot REIT sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Cal Jockey Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $80.9 million (the "PaineWebber Land Sale"). These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. During July 1997, three suitable hotels were acquired using a portion of the proceeds from this restricted account. Patriot REIT retained ownership of the improvements located on the land, including the Racecourse and its related facilities.

         Simultaneously with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and Patriot REIT entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. Patriot REIT has subleased the Racecourse land and leased the related improvements to Patriot Operating Company in order to permit Patriot Operating Company to continue horseracing operations at the Racecourse through the term of Patriot REIT's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In connection with the sale, Patriot REIT assigned substantially all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold to the PaineWebber affiliate, and the PaineWebber affiliate assumed all of Patriot REIT's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. The parties have the option to renew such leases upon their expiration under certain circumstances.

         In August 1997, Patriot Operating Company purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $23.75 million in cash. The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company, which owns a 55% interest, and Hotel Venture Partners, Ltd., a Florida limited partnership ("HVP"), which owns a 45% interest. The loan is subordinated to a ground lease, a $51 million first leasehold mortgage loan and a separate $8.5 million participating loan. Patriot REIT is currently negotiating with such owners to acquire the hotel. In November 1997, Patriot REIT agreed to acquire a 95% equity interest in the Buena Vista Palace Hotel for approximately $97.2 millon and the assumption of the existing first leasehold mortgage. As part of the agreement, Patriot REIT also was granted an option to acquire the remaining 5% equity interest in the hotel. The acquisition is subject to a number of conditions including completion of the Patriot companies due diligence.

         In June 1997, Patriot REIT loaned approximately $20.5 million to a partnership affiliated with members of CHC Lease Partners relating to the Doubletree Hotel in Glenview, Illinois. In July 1997, Patriot REIT loaned approximately $25.6 million to another partnership affiliated with members of CHC Lease Partners, relating to the Sheraton Gateway Hotel in Miami (also known as the Sheraton River House Hotel). Additionally, Patriot REIT purchased two additional loans from a financial institution on which partnerships affiliated with the members of CHC Lease Partners were borrowers for an aggregate purchase price of $57 million. Each of the four mortgage loans is secured by first priority liens on the respective hotels. The notes contain certain penalties for early repayment. In connection with such loans, Patriot REIT entered into a short-term financing arrangement (the "Paine Webber Mortgage Financing") with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot REIT $103 million to fund these transactions. In September and October 1997, Patriot REIT, through the Patriot REIT Partnership and certain other subsidiaries, acquired the partnerships that own these four hotels.

Businesses Acquired

         In August 1997, the Patriot Companies acquired Grand Heritage Hotels, Inc. a hotel management and marketing company, and other Grand Heritage subsidiaries including Grand Heritage Leasing, L.L.C., which leased three hotels from Patriot REIT (the "Grand Heritage Acquisition"). The total purchase price for the Grand Heritage Acquisition was approximately $22.5 million which was financed primarily through the issuance of 931,972 Class A preferred OP Units of the Patriot Operating Company Partnership. Grand Heritage Hotels, Inc., directly and through certain of its subsidiaries, owns 11 management contracts, five of which are related to hotels leased by Patriot Operating Company.

         Effective September 1, 1997, Patriot REIT acquired the leasehold interests related to seven Patriot REIT hotels which were previously leased by CHC Lease Partners and re-leased such hotels to Patriot Operating Company. Prior to such acquisition, the management contracts with GAH-II, L.P. ("GAH"), an affiliate of CHC International, Inc. ("CHCI") and the Gencom American Hospitality group of companies ("Gencom"), along with the leaseholds related to the seven hotels were terminated. In a related transaction effective October 1, 1997, Patriot REIT acquired one additional leasehold interest related to a Patriot REIT hotel previously leased by CHC Lease Partners and re-leased such hotel to Patriot Operating Company (and the hotel's management contract with CHCI was also terminated prior to the acquisition). The aggregate purchase price of the eight leasehold interests was approximately $52.8 million. Concurrently, Patriot Operating Company purchased an approximate 50% managing, controlling ownership interest in GAH from affiliates of Gencom for a purchase price of approximately $13.9 million. These transactions were financed with approximately $644,000 of cash, and by issuing 2,388,932 paired OP Units of the Patriot REIT Partnership and the Patriot Operating Company Partnership and 476,682 preferred OP Units of Patriot Operating Company Partnership.

         GAH, directly and through certain of its subsidiaries, owns nine management contracts related to hotels leased by Patriot Operating Company, 15 third-party management contracts, and certain other hospitality management assets. Concurrent with Patriot Operating Company's purchase of its controlling interest in GAH, Patriot Operating Company also entered into a Hospitality Advisory, Asset Management and Support Services Agreement with CHCI and GAH whereby Patriot Operating Company will provide certain hospitality advisory, asset management and support services to certain CHCI and GAH subsidiaries for base fee aggregating approximately $750,000 per month plus a percentage of excess cash flows of the hotels.

         Patriot REIT, Patriot Operating Company and CHCI have also entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Patriot Operating Company with Patriot Operating Company being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the first or second quarter of 1998, although the precise timing is subject to receipt of all necessary regulatory approvals. As a result of the CHCI Merger, Patriot Operating Company, through its subsidiaries, will acquire the remaining 50% investment interest in GAH, the remaining 17 leases and 16 of the associated management contracts related to the Patriot REIT hotels leased by CHC Lease Partners, 3 management contracts related to Patriot REIT hotels leased by Patriot Operating Company, 12 third-party management contracts, 2 third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Patriot Operating Company has also agreed to provide CHCI with a $7,000 line of credit until such time as the CHCI Merger is completed.

         By operation of the CHCI Merger, each issued and outstanding share of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights will be converted into the right to receive shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Patriot Operating Company (the "Series A Preferred Stock") and shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Patriot Operating Company (the "Series B Preferred Stock"). The formula for determining the exchange ratio of CHCI Shares for Series A Preferred Stock and Series B Preferred Stock is based on issuing an aggregate of approximately 4,396,000 shares of Patriot Operating Company preferred stock (based on an aggregate purchase value of approximately $102.2 million and a market price per paired share of $23.25), subject to reduction if certain specified events occur and subject to increase representing adjustments for dividends paid on paired shares of Patriot REIT and Patriot Operating Company common stock after September 30, 1997. Generally, the aggregate number of shares of Patriot Operating Company preferred stock that each shareholder shall have the right to receive pursuant to the CHCI Merger shall consist of, to the extent possible, an equal number of Series A Preferred Stock and the Series B Preferred Stock.

         In connection with the acquisition of GAH, preferred OP Units of the Patriot Operating Company Partnership with a value of approximately $5 million have been held back and the CHCI Merger equity consideration is subject to reduction in the amount of approximately $5 million if the hotels and leaseholds acquired fail to achieve certain operating targets over the period prior to the closing of the CHCI Merger.

         In addition, on September 30, 2000 and September 30, 2002, Patriot Operating Company may be obligated to pay the CHCI stockholders and a subsidiary of Patriot Operating Company may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the delivery and performance of certain specified assets.


Stock Split

         On July 10, 1997, the respective Boards of Directors of Patriot REIT and Patriot Operating Company declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

         Unless otherwise indicated, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Old Patriot REIT Common Stock into 0.51895 Paired Shares issued in the Cal Jockey Merger and to reflect the impact of the 1.927-for-1 stock split. In addition, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to Old Patriot REIT's 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

         As a result of Old Patriot REIT's 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor has been adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

PATRIOT AMERICAN HOSPITALITY, INC.

Results of Operations: Quarter Ended September 30, 1997
Compared with Quarter Ended September 30, 1996

         For the three months ended September 30, 1997, Patriot REIT's Participating Lease revenue from Lessees increased 104%, to $45,784,000 in 1997 from $22,466,000 in 1996, primarily due to the acquisition of 34 hotel properties during the past twelve months. As of September 30, 1997, Patriot REIT owned 76 hotels as compared to 42 owned as of September 30, 1996. Interest and other income was $3,083,000 for the three months ended September 30, 1997, compared to $211,000 for the three months ended September 30, 1996. This increase is primarily attributable to Patriot REIT's additional investments in mortgage notes receivable. Patriot REIT also reported $1,323,000 of income related to the lease of the Racecourse facility land to Patriot Operating Company for the quarter ended September 30, 1997.

         Depreciation and amortization expense was $12,650,000 for 1997, compared to $4,844,000 for 1996. Real estate and personal property taxes and property insurance increased to $4,253,000 for the three months ended September 30, 1997, compared to $1,910,000 for the three months ended September 30, 1996. General and administrative expenses were $2,501,000 for the three months ended September 30, 1997 (which included amortization of unearned stock compensation of $1,385,000 and expenses associated with evaluating properties for acquisition which were ultimately not purchased of $323,000), compared to $1,381,000 (including amortization of unearned stock compensation of $346,000) for 1996. Patriot reported $14,649,000 of interest expense for the three months ended September 30, 1997 (which consisted primarily of $11,621,000 of interest incurred on the Revolving Credit Facility, the Old Line of Credit and mortgage note balances, $727,000 of interest incurred on the Subscription Notes and $567,000 of amortization of deferred financing costs). Interest expense for the three months ended September 30, 1996 was $1,709,000 (which consists primarily of $1,529,000 of interest incurred on the Old Line of Credit and mortgage note balances and $151,000 of amortization of deferred financing costs). Ground lease expense totaled $1,310,000 in 1997, compared to $411,000 in 1996. In connection with Patriot REIT's acquisition of seven leasehold interests on September 30, 1997 for hotels that Patriot REIT had leased to CHC Lease Partners, Patriot REIT recognized expense of $43,820,000 related to the cost of acquiring these leasehold interests. Patriot REIT's share of income from unconsolidated subsidiaries was $1,395,000 for the three months ended September 30, 1997, compared to $1,772,000 in the same period for 1996. The minority interest's share of losses of the Patriot REIT Partnership was $3,340,000 for the three months ended September 30, 1997, compared to income of $2,168,000 for the three months ended September 30, 1996. The minority interest's share of income of Patriot REIT's other consolidated subsidiaries was $921,000 for the three months ended September 30, 1997, compared to $2,000 for the three months ended September 30, 1996. Concurrent with the repayment of the Old Line of Credit, Patriot REIT wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,910,000. This amount, net of $376,000 of the minority interest share of the loss, has been reported as an extraordinary item. The resulting net loss to common shareholders was $27,713,000 for the quarter ended September 30, 1997, compared to net income of $12,024,000 for the third quarter of 1996.

Results of Operations: Nine Months Ended September 30, 1997
Compared with Nine Months Ended September 30, 1996

         For the nine months ended September 30, 1997, Patriot REIT's Participating Lease revenue from the Lessees increased 123%, to $117,770,000 from $52,735,000 in 1996, primarily due to the acquisition of 34 hotel properties during the past twelve months. Interest and other income was $4,215,000 for the nine months ended September 30, 1997, compared to $412,000 in 1996. This increase is primarily attributable to Patriot REIT's additional investments in mortgage notes receivable. Patriot REIT also reported $1,323,000 of income related to the lease of the Racecourse facility land to Patriot Operating Company for the nine months ended September 30, 1997.

         Depreciation and amortization expense was $30,656,000 for 1997, compared to $11,628,000 for 1996. Real estate and personal property taxes and insurance was $11,219,000 for 1997, compared to $4,452,000 for 1996. General and administrative expenses were $7,582,000 for the nine months ended September 30, 1997 (including amortization of unearned stock compensation of $2,720,000 and expenses associated with evaluating properties for acquisition which ultimately were not purchased of $978,000), compared to $3,273,000 (including amortization of unearned stock compensation of $630,000) for 1996. Patriot REIT reported $31,977,000 of interest expense for the nine months ended September 30, 1997 (which consisted primarily of $28,185,000 of interest incurred on the Revolving Credit Facility, the Old Line of Credit and mortgage note balances outstanding, $727,000 of interest incurred on the Subscription Notes and $1,331,000 of amortization of deferred financing costs). Interest expense for the nine months ended September 30, 1996 was $4,481,000 (which consisted primarily of $4,168,000 of interest incurred on the Old Line of Credit balance and $273,000 of amortization of deferred financing costs). Ground lease expense totaled $1,993,000 in 1997, compared to $711,000 in 1996. In connection with Patriot REIT's acquisition of seven leasehold interests on September 30, 1997 for hotels that Patriot REIT had leased to CHC Lease Partners, Patriot REIT recognized a one-time expense of $43,820,000 related to the cost of acquiring these leasehold interests. Patriot REIT's share of income from unconsolidated subsidiaries was $4,488,000 in 1997, compared to $4,377,000 in 1996. The minority interest's share of income of the Patriot REIT Partnership was $1,194,000 for the nine months ended September 30, 1997, compared to $5,142,000 in 1996. The minority interest's share of income of other consolidated Patriot REIT subsidiaries was $1,368,000 for the nine months ended September 30, 1997, compared to $2,000 for 1996. Concurrent with the repayment of the Old Line of Credit, Patriot REIT wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,910,000. This amount, net of $376,000 of the minority interest share of the loss, has been reported as an extraordinary item. The resulting net loss applicable to common shareholders was $4,547,000 for the nine months ended September 30, 1997, compared to net income of $27,835,000 for the nine months ended September 30, 1996.


PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

         Patriot Operating Company (formerly known as Bay Meadows) was allocated 106 racing days for the year ending December 31, 1997 versus 115 racing days for 1996. Of these racing days, Patriot Operating Company conducted 88 days of racing in the nine months ended September 30, 1997 versus 91 days in the same period in 1996. Historically, Bay Meadows and Cal Jockey derived a major portion of their revenues from the racing meet.

Subsequent to the Cal Jockey Merger, the major portion of the revenues of Patriot Operating Company and Patriot REIT will be derived from the leasing and operation of hotels.

Results of Operations: Quarter Ended September 30, 1997

         Concurrent with the closing of the Cal Jockey Merger, Patriot Operating Company began leasing six hotels from the Patriot REIT Partnership and commenced its hotel management operations on July 1, 1997. During the remainder of the quarter Patriot Operating Company acquired the leases for 23 additional Patriot REIT hotels. In addition, Patriot Operating Company acquired the hotel management operations of Grand Heritage Hotels, Inc. and an approximate 50% controlling ownership interest in GAH. For the quarter ended September 30, 1997, Patriot Operating Company had room revenues of $20,437,000 from the 29 hotels it leased during the period. Food and beverage and telephone and other revenues were $9,834,000 for the period. Participating Lease payments and hotel operating expenses were $10,686,000 and $20,325,000, respectively. In addition, Patriot Operating Company reported management fee and service fee income of $1,577,000 for the quarter ended September 30, 1997. Direct operating costs of the management company and service department were $260,000 for the period. Interest and other income for the period includes $727,000 of interest income related to the Subscription Notes.

         Total revenues from the Racecourse facility operations (including interest and other income) were $12,127,000 for the quarter ended September 30, 1997 compared to $12,080,000 reported by Bay Meadows for the same quarter last year. Total costs and expenses associated with the Racecourse operations (including marketing costs, general and administrative expenses and depreciation and amortization expenses) were $11,982,000 for the quarter ended September 30, 1997 compared to $12,270,000 reported by Bay Meadows for the same quarter last year. These decreases were primarily attributable to fewer racing days in the third quarter of 1997 compared to 1996.

Pro Forma Results of Operations: Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

         Pro forma room revenue increased from $121,318,000 for the nine months ended September 30, 1996 to $135,786,000 for 1997, an increase of $14,468,000 or
11.9%. Average occupancy decreased slightly from 69.9% in 1996 to 69.2% in 1997 and average daily rates increased from $82.45 in 1996 to $90.73 in 1997, resulting in an 8.9% increase in revenue per available room from $57.63 in 1996 to $62.78 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, completion of renovations at certain of the hotels and increased marketing efforts. Excluding rooms that were under renovation, average occupancy increased from 70.0% in 1996 to 71.6% in 1997 and revenue per available room increased to $64.98 in 1997 compared to $57.73 for 1996.

         Pro forma other hotel revenues increased from $57,921,000 for the nine months ended September 30, 1996 to $64,973,000 for 1997, a total increase of $7,052,000 and a variance of 12.2%, primarily as a result of higher occupancy rates and increased rates. Pro forma Racecourse facility revenue decreased $6,730,000, or 16.7% and Racecourse facility operations expense decreased by $4,358,000, or 12.6% as a result of fewer racing days in 1997 versus 1996. Pro forma management fee and service fee income increased $2,584,000 for the nine months ended September 30, 1997 compared to 1996 primarily as a result of increased revenues generated from the hotels under management.

         In the aggregate, pro forma operating expenses (excluding depreciation and amortization and participating lease payments) increased by $7,388,000, or 4.3%, primarily as a result of higher occupancies and increased costs. Pro forma Participating Lease payments were $59,129,000 for the nine months ended September 30, 1996 compared to $64,576,000 for 1997, an increase of 9.2%, primarily due to increased revenues upon which the Participating Lease payment calculation is based.

THE LESSEES

Results of Operations: Nine Months Ended September 30, 1997
Compared with Nine Months Ended September 30, 1996

         CHC Lease Partners. CHC Lease Partners' room revenue increased from
         -------------------
$81,869,000 for the nine months ended September 30, 1996 to $92,071,000 for the nine months ended September 30, 1997. The increase is primarily attributable to the four additional hotels leased by CHC Lease Partners during the nine months ended September 30, 1996. Food and beverage, conference center and other revenues increased from $34,163,000 for the nine months ended September 30, 1996 to $43,042,000 for 1997 which is primarily attributable to the leasing of the Registry Spa and Resort which provides extensive meeting and banquet facilities as well as the overall increase in the number of hotels being leased by CHC Lease Partners. Participating Lease payments increased from $40,068,000 for the nine months ended September 30, 1996 to $43,609,000 for 1997. Hotel operating expenses were $72,928,000 for the nine months ended September 30, 1996 compared to $89,788,000 for 1997. Net income for the nine months ended September 30, 1996 was $1,048,000 compared to net loss of $106,000 for the nine months ended September 30, 1997.

         NorthCoast Lessee. For the nine months ended September 30, 1997,
         ------------------
NorthCoast Lessee had room revenues of $38,132,000 from the 12 hotels it leased during the period. NorthCoast Lessee commenced operations in April 1996 and had room revenues of $18,115,000 from the eight hotels it leased during the period April 2, 1996 (inception of operations) through September 30, 1996. Food and beverage and other revenues were $19,954,000 for the nine months ended September 30, 1997, compared to $8,777,000 for 1996. Participating Lease payments were $18,433,000 in 1997, compared to $8,077,000 for 1996. Hotel operating expenses were $37,554,000 for 1997, compared to $17,557,000 for 1996. Net income was $1,120,000 for the nine months ended September 30, 1997 compared to net income of $426,000 for the period April 2, 1996 (inception of operations) through September 30, 1996.

         PAH RSI Lessee. PAH RSI Lessee began leasing four resort properties
         ---------------
from the Patriot REIT Partnership and commenced operations on January 16, 1997. Subsequently, from January through May 1997, PAH RSI Lessee commenced leasing four additional hotels from the Patriot REIT Partnership. For the period from January 16, 1997 through September 30, 1997, PAH RSI Lessee had room revenues of $39,541,000 from the eight hotels it leased during the period. Food and beverage and telephone and other revenues were $27,940,000 and revenues from the club, club membership and spa facilities were $21,500,000 for the period. PAH RSI Lessee had shopping center lease revenue of $1,311,000 and royalty revenues of $1,137,000 for the period. Participating Lease payments and hotel and resort operating expenses were $24,816,000 and $62,950,000, respectively, resulting in net loss of $43,000 for the period from January 16, 1997 (inception of operations) through September 30, 1997.

         Combined Lessees. For the nine months ended September 30, 1997, the
         -----------------
combined Lessees (consisting of CHC Lease Partners, NorthCoast Lessee, PAH RSI Lessee, Doubletree Lessee, Crow Lessee, and Metro Lease Partners) had room revenues of $207,924,000 from the 46 hotels leased to the Lessees during the period (including the seven CHC Lease Partners leases and the two Doubletree Lessee leases which were terminated during the period), compared to $109,098,000 from the 40 hotels leased during the nine months ended September 30, 1996. Food and beverage, conference center, and telephone and other revenues were $109,629,000 for the nine months ended September 30, 1997, compared to $46,810,000 for 1996. In addition, the combined Lessees reported club, club membership and spa revenue of $21,500,000, shopping center revenue of $1,311,000, and royalty revenue of $1,137,000 for the nine months ended September 30, 1997.

         Participating Lease payments were $104,534,000 for the nine months ended September 30, 1997, compared to $52,747,000 for 1996. Hotel operating expenses were $228,686,000 for the nine months ended September 30, 1997, compared to $98,540,000 for 1996. Net income for the nine months ended September 30, 1997 was $21,000, compared to $1,371,000 for 1996.

Pro Forma Results of Operations: Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

         CHC Lease Partners. During 1997, CHC Lease Partners leased as many as
         -------------------
25 hotels from Patriot REIT, however, during September 1997 seven of these leases were terminated and the hotels were leased by Patriot REIT to Patriot Operating Company. As of September 30, 1997, CHC Lease Partners leased 17 hotels from Patriot REIT. The pro forma results of operations are presented as if CHC Lease Partners had leased these remaining 17 hotels as of January 1, 1996.

         Pro forma room revenue decreased from $61,728,000 for the nine months ended September 30, 1996 to $60,879,000 for 1997, a decrease of $849,000 or 1.4%. Average occupancy decreased from 71.8% in 1996 to 69.0% in 1997 and average daily rates increased from $82.52 in 1996 to $85.70 in 1997, resulting in a decrease of less than 1% in revenue per available room from $59.29 in 1996 to $59.12 in 1997. The increases in average daily rates were primarily due to completion of renovations at certain of the hotels and increased marketing efforts. Excluding rooms that were under renovation, average occupancy decreased from 72.3% in 1996 to 69.9% in 1997 and revenue per available room increased to $59.94 in 1997 compared to $59.63 for 1996.

         Pro forma food and beverage revenue increased from $24,327,000 for the nine months ended September 30, 1996 to $25,732,000 for 1997, a total increase of $1,405,000 and a variance of 5.8%, primarily as a result of increased banquet and catering business. Conference center revenue increased from $1,652,000 for the nine months ended September 30, 1996 to $1,870,000 for 1997, an increase of $218,000, or 13.2%, primarily due to increased marketing efforts. Telephone and other revenue decreased from $6,877,000 for the nine months ended September 30, 1996 to $5,898,000 for 1997, a decrease of $979,000, or 14.2%, due primarily to the decrease in cancellation fees during the period.

         Pro forma Participating Lease payments were $29,790,000 for the nine months ended September 30, 1996 compared to $29,755,000 for 1997. Pro forma hotel operating expenses increased $1,485,000 from $64,024,000 for the nine months ended September 30, 1996 to $65,509,000 for 1997. Departmental costs and expenses increased $260,000, or less than 1%. General and administrative expenses increased $414,000, or 4.6%, primarily due to additional salaries and related benefit costs. Marketing expenses increased $897,000, or 10%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue increased from 67.7% in 1996 to 69.4% in 1997.

         Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of interest and dividend income, decreased $695,000, or 44.6%, from $1,559,000 for the nine months ended September 30, 1996 to $864,000 for 1997, primarily as a result of decreased management fee expense.

         CHC Lease Partners' net loss on a pro forma basis was $789,000 for the nine months ended September 30, 1996 compared to $1,749,000 for 1997 as a result of the variances discussed above.

         NorthCoast Lessee. Pro forma room revenue increased from $41,088,000
         ------------------
for the nine months ended September 30, 1996 to $44,423,000 for 1997, an increase of $3,335,000 or 8.1%. Average occupancy decreased from 74.0% in 1996 to 72.5% in 1997 and average daily rates increased from $78.09 in 1996 to $86.52 in 1997 resulting in an 8.5% increase in revenue per available room from $57.81 in 1996 to $62.70 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, increased marketing efforts at newly renovated hotels and management's continued focus on maximizing room rates. Excluding rooms that were under renovation, average occupancy decreased from 74.0% in 1996 to 73.7% in 1997 and revenue per available room increased to $63.78 in 1997 compared to $57.81 for 1996.

         Pro forma food and beverage revenue increased from $16,558,000 for the nine months ended September 30, 1996 to $18,590,000 for 1997, a total of $2,032,000, or 12.3%. Telephone and other revenue increased from $3,346,000 for the nine months ended September 30, 1996 to $3,668,000 for 1997, an increase of $322,000, or 9.6%.

         Pro forma Participating Lease payments were $18,147,000 for the nine months ended September 30, 1996 compared to $21,166,000 for 1997, an increase of 16.6% primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $41,042,000 for the nine months ended September 30, 1996 to $42,813,000 for 1997, an increase of $1,771,000, or 4.3%. Departmental costs and expenses increased $1,264,000, or 4.9%, as a result of increased salaries and benefits at certain of the hotels. General and administrative expenses decreased $140,000, or 2.8%, and marketing expenses increased $460,000, or 11.5%. Pro forma hotel operating expenses as a percentage of total revenue decreased from 67.4% for the nine months ended September 30, 1996 to 64.2% for 1997 primarily due to stabilization of certain operating costs.

         Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of actual interest and other income, decreased $391,000 or 24%, from $1,628,000 for the nine months ended September 30, 1996 to $1,237,000 for 1997 primarily as a result of service fee income of $900,000 earned in 1997 related to the acquisition by Patriot REIT of certain hotel properties owned by affiliates of the NorthCoast Lessee.

         NorthCoast Lessee's net income on a pro forma basis was $95,000 for the nine months ended September 30, 1996 compared to net income of $1,465,000 for the nine months ended September 30, 1997.

         PAH RSI Lessee. Pro forma room revenue increased to $45,721,000 for the
         ---------------
nine months ended September 30, 1997 from $40,810,000 for 1996, an increase of $4,911,000 or 12%. Average occupancy increased from 71.0% in 1996 to 71.6% in 1997 and average daily rates increased from $127.14 in 1996 to $139.51 in 1997 resulting in a 10.6% increase in revenue per available room from $90.28 in 1996 to $99.86 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry as well as continued efforts to market the resorts.

         Pro forma food and beverage revenue increased from $20,614,000 for the nine months ended September 30, 1996 to $21,701,000 for 1997, a total of $1,087,000 or 5.3%. Pro forma telephone and other revenues increased from $7,132,000 for the nine months ended September 30, 1996 to $10,378,000 for 1997, an increase of $3,246,000, or 45.5%, as a result of the overall increase in occupancy and increased marketing efforts. Pro forma club, club membership and spa revenue increased 5.1% from $22,408,000 for the nine months ended September 30, 1996 to $23,545,000 for 1997. Shopping center revenue increased from $1,309,000 for the nine months ended September 30, 1996 to $1,422,000 for 1997, and royalty revenue decreased from $1,329,000 for the nine months ended September 30, 1996 to $1,137,000 for 1997.

         Pro forma Participating Lease payments were $24,277,000 for the nine months ended September 30, 1996 compared to $27,500,000 for 1997, an increase of 13.3%, primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $68,237,000 for the nine months ended September 30, 1996 to $74,486,000 for 1997, an increase of $6,249,000, or 9.2%. This increase is primarily attributable to a $4,290,000 increase in departmental costs and expenses as a result of increased salaries and benefits at certain of the hotels. However, pro forma hotel operating expenses as a percentage of total revenue decreased from 71.9% in 1996 to 71.7% in 1997.

         Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased $884,000 or 27.4%, from $3,226,000 for the nine months ended September 30, 1996 to $4,110,000 for 1997 primarily as a result of increased management fees in accordance with the terms of certain management agreements.

         PAH RSI Lessee's net loss on a pro forma basis was $2,138,000 for the nine months ended September 30, 1996 compared to $2,192,000 for 1997.

         Combined Lessees. On a combined basis, pro forma room revenue from the
         -----------------
hotels was $178,700,000 for the nine months ended September 30, 1997, an increase of 4.8% from $170,453,000 in 1996. Average occupancy decreased from 72.5% in 1996 to 69.8% in 1997 and average daily rates increased from $89.83 in 1996 to $97.30 in 1997 resulting in a 4.4% increase in revenue per available room from $65.11 in 1996 to $67.94 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry and increased marketing efforts at newly renovated hotels. Excluding rooms that were under renovation, average occupancy decreased from 72.8% in 1996 to 71.4% in 1997, resulting in revenue per available room of $69.49 in 1997 compared to $65.40 for 1996.

         Combined pro forma food and beverage, conference center, and telephone and other hotel revenues increased 8.1%, from $92,951,000 for the nine months ended September 30, 1996 to $100,435,000 for 1997. Pro forma club, club membership and spa revenue increased 5.1%, from $22,408,000 for the nine months ended September 30, 1996 to $23,545,000 for 1997. Pro forma shopping center revenue increased from $1,309,000 for the nine months ended September 30, 1996 to $1,422,000 for 1997, and pro forma royalty revenue increased from $974,000 for the nine months ended September 30, 1996 to $1,137,000 for 1997.

         Combined pro forma Participating Lease payments were $91,628,000 for 1997 compared to $85,221,000 for 1996, a 7.5% increase, as a result of increased room revenues upon which the Participating Lease payment calculations are based. Hotel operating expenses on a pro forma basis increased $9,466,000, or 4.7%, to $209,502,000 for the nine months ended September 30, 1997 compared to $200,036,000 for 1996. Combined pro forma net loss for the nine months ended September 30, 1997 was $3,358,000 compared to $4,698,000 for 1996.

Liquidity and Capital Resources

         On July 21, 1997, the Patriot Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders for a 3-year $700,000 unsecured revolving line of credit (the "Revolving Credit Facility"). Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under Old Patriot REIT's secured line of credit with Paine Webber Real Estate (the "Old Line of Credit"). The Revolving Credit Facility may also be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Patriot Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Patriot Companies' leverage ratio). The weighted average interest rate in effect for the Revolving Credit Facility for the period ended September 30, 1997 was 7.62% per annum.

         The Patriot Companies have entered into three interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $375,000 of the $700,000 Revolving Credit Facility. Each of the interest rate swaps covers $125,000 of borrowings under the Revolving Credit Facility and fixes the LIBOR portion of the Revolving Credit Facility interest rate at 6.09%, 6.255%, and 6.044%, respectively. The interest rate swap arrangements expire November 2002.

         On November 7, 1997, Patriot REIT entered into two forward sale transactions with The Chase Manhattan Bank in the aggregate principal amount of $275,000,000. The terms of the transactions provide that on June 2, 1998, either Chase will be obligated to pay Patriot REIT or Patriot REIT will be obligated to pay Chase a cash settlement amount based on the then current yield on 10-year U.S. Treasury Notes. The forward sale transactions cover principal amounts of $175,000,000 with a forward yield of 6.0% and $100,000,000 with a forward yield of 5.995%. If the index price of the securities on June 1, 1998 is greater than the "Forward Price" (which is to be calculated based on the forward yield rate and the economic variables applicable to 10-year U.S. Treasury Notes), Patriot REIT will be obligated to pay Chase a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount. If the index price is less than the Forward Price, Chase will be obligated to pay Chase a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount.

         As of September 30, 1997, the Patriot Companies had approximately $455,542,000 outstanding under the Revolving Credit Facility. As of such date, Patriot REIT also had approximately $271,635,000 of mortgage debt outstanding that encumbered 14 hotels, resulting in total indebtedness of approximately $727,177,000. As of November 12, 1997, the unused commitment under the Revolving Credit Facility is approximately $144,911,000.

         Additionally, Patriot REIT has entered into a commitment letter with Paine Webber Real Estate and Chase for a $500,000 term loan (the "Term Loan"). It is anticipated that the Term Loan will be secured by specific assets and properties of the Patriot Companies that will be transferred to a special purpose "bankruptcy remote" entity. The Term Loan will be used to finance payments to be made in connection with the acquisition of certain properties and is expected to have an interest rate per annum equal to LIBOR plus 1.75%.

         Patriot REIT's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Patriot REIT Partnership's cash flow. The Patriot REIT Partnership's principal source of revenue is rent payments under the Participating Leases. The Lessees' and Patriot Operating Company's ability to make rent payments to the Patriot REIT Partnership (including rent payments due from the Patriot Operating Company), and, therefore, Patriot REIT's liquidity, including the ability to make distributions to its shareholders, is dependent upon the Lessees' and Patriot Operating Company's ability to generate sufficient cash flow from operation of the hotels.

         In addition, the Patriot Companies are evaluating other permanent sources of capital, including the issuance of equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit the Patriot Companies' overall debt to market capitalization ratio.

         On November 13, 1997, pursuant to a letter agreement dated September 30, 1997, the Patriot Companies sold 1,000,033 paired shares to PaineWebber (the "PaineWebber Direct Placement") for a purchase price per paired share of $27.6875, or aggregate consideration of $27.7 million. In addition, pursuant to a letter agreement dated September 30, 1997, the Patriot Companies sold 1,000,000 paired shares to LaSalle Advisors Limited Partnership ("LaSalle"), as agent for certain clients of LaSalle (the "LaSalle Direct Placement"), at a purchase price per paired share of $27.625, or aggregate consideration of $27.6 million.

         On September 30, 1997, the Patriot Companies exercised their right to call 2,000,033 OP Units in each of the Patriot Partnerships held by The Morgan Stanley Real Estate Fund, L.P. and certain related entities (the "Morgan

Stanley Call"). The exercise price on the Morgan Stanley Call was $25.875 per pair of OP Units. The Morgan Stanley Call was funded with the proceeds of the PaineWebber Direct Placement and the LaSalle Direct Placement.

Proposed Acquisitions

         Wyndham Hotel Corporation and Other Assets. On April 14, 1997, Old
         -------------------------------------------
Patriot REIT entered into a merger agreement with Wyndham Hotel Corporation ("Wyndham") which was later ratified by Patriot REIT and Patriot Operating Company, (the "Wyndham Merger Agreement") through which Wyndham will merge with and into Patriot REIT (the "Wyndham Merger"), with Patriot REIT being the surviving company. Concurrently, Old Patriot REIT and CF Securities, L.P. ("CF Securities"), the principal stockholder of Wyndham, entered into a stock purchase agreement (the "Stock Purchase Agreement"). The Merger Agreement generally provides for the conversion of each outstanding share of common stock, par value $0.01 per share, of Wyndham (the "Wyndham Common Stock"), other than shares as to which the holder thereof has elected to receive cash (subject to proration), into the right to receive 1.372 Paired Shares. In the event the average closing price of a Paired Share over the 20 trading days immediately preceding the fifth business day prior to the special meeting of the stockholders of Wyndham (the "Patriot Average Closing Price") is less than $21.86 but greater than or equal to $20.87, each such share will be converted into the right to receive the number of Paired Shares equal to $30.00 divided by the Patriot Average Closing Price. In the event that the Patriot Average closing Price is less than $20.87, each such share will be converted into the right to receive 1.438 Paired shares (the applicable conversion ratio being referred to as the "Wyndham Exchange Ratio"), provided, however, that in such circumstances Wyndham has the right, waivable by it, to terminate the Wyndham Merger Agreement. The Wyndham Merger Agreement also provides that, in lieu of receiving Paired Shares in the Wyndham Merger, stockholders of Wyndham may elect (a "Cash Election") to receive cash ("Cash Consideration") for all or any portion of their shares of Wyndham Common Stock in an amount per share equal to the Wyndham Exchange Ratio multiplied by the average closing price of a Paired Share over the five trading days immediately preceding the closing of the Wyndham Merger, subject to an aggregate availability of $100,000 of cash for all Cash Elections (including a Cash Election by CF Securities pursuant to the Stock Purchase Agreement).

         At November 3, 1997, Wyndham's portfolio of owned, leased or managed hotels consisted of 93 hotels operated by Wyndham, as well as 8 franchised hotels, which in the aggregate contained 24,083 rooms. Wyndham's portfolio includes 84 upscale hotel properties and 17 midscale properties operating under the ClubHouse brand. Pursuant to the Wyndham Merger Agreement, Wyndham will merge with and into Patriot REIT and the companies will continue their operations within the paired share structure. Following the Wyndham Merger, the 36 hotels currently owned or leased by Wyndham will be leased or subleased by Patriot REIT to Patriot Operating Company, whose name will be changed to Wyndham International in connection with the Wyndham Merger. In addition, the leases for two hotels currently leased by Patriot REIT to Crow Hotel Lessee, Inc. will be terminated and re-leased to Wyndham International.

         In connection with the Wyndham Merger, the Patriot REIT Partnership has also entered into an Omnibus Purchase and Sale Agreement, dated as of April 14, 1997 (the "Omnibus Purchase and Sale Agreement"), and 11 individual purchase and sale agreements, with partnerships (the "Crow Family Entities") owned by certain members of the Trammell Crow family, certain members of Wyndham's senior management and others, providing for the Patriot REIT Partnership's acquisition of 11 full-service Wyndham-brand hotels with 3,072 guest rooms (the "Crow Assets") for an aggregate purchase price of approximately $331.7 million in cash plus up to approximately $14 million in additional cash consideration if two of the hotels meet certain cash flow targets (the "Crow Assets Acquisition"). With the exception of one hotel, the Crow Assets Acquisition is expected to be consummated concurrently with the closing of the Wyndham Merger.

         The Wyndham Merger and the Crow Assets Acquisition, are subject to various closing conditions including approval of the Wyndham Merger by the stockholders of Patriot REIT, Patriot Operating Company and Wyndham. The Patriot Companies have mailed to their stockholders the proxy materials relating to the approval of the merger of Wyndham with and into Patriot REIT. The stockholder meetings of Wyndham, Patriot REIT and Patriot Operating Company to approve the Wyndham Merger have been scheduled for December 12, 1997. The record date for the stockholders meetings is November 12, 1997. In connection with the scheduling of the stockholder meetings, the Patriot Companies and Wyndham amended their merger agreement to, among other things, extend the date after which any party may terminate the merger agreement from December 7, 1997 to December 16, 1997.

         In connection with its merger with Patriot REIT, Wyndham has commenced a fixed spread cash tender offer for all of $100 million of its outstanding 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The purchase price for Notes validly tendered and accepted for purchase will be an amount based on a yield to the first redemption date equal to a 75 basis point spread over the yield of the 6 1/2% U.S. Treasury Note due May 31, 2001 as of 3:00 p.m., EST, on the second business day immediately preceding the expiration date of the tender offer, less a consent payment of $20 per $1,000 principal amount. The tender offer is scheduled to expire at Midnight, EST, on Friday, December 12, 1997, unless extended. In conjunction with the tender offer, Wyndham is also soliciting consents from the holder of the Notes to effect certain amendments to the indenture under which the Notes were issued.

         WHG Casinos & Resorts, Inc. On September 30, 1997, Patriot REIT,
         ---------------------------
Patriot Operating Company and WHG Casinos & Resorts Inc. ("WHG") entered into an Agreement and Plan of Merger (the "WHG Merger Agreement") providing for the merger of a newly formed subsidiary of Patriot Operating Company with and into WHG with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Patriot Operating Company will acquire the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El

San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico, as well as a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. Under the terms of the WHG Merger Agreement, each share of WHG common stock generally will be converted into the right to receive 0.784 paired shares of Patriot REIT and Patriot Operating Company common stock, subject to certain adjustments related to the timing of the closing of this transaction and the average closing price of a paired share over the ten trading days immediately preceding the third business day prior to the WHG stockholders' meeting at which approval for the WHG Merger is sought. In addition, each issued and outstanding share of WHG Series B Convertible Preferred Stock will be converted into the right to receive that number of paired shares that the holder of such share of WHG Series B Convertible Preferred Stock would have the right to receive assuming conversion of such share, together with any accrued and unpaid dividends thereon, into shares of WHG common stock immediately prior to the effective time of the WHG Merger.

Potential Acquisitions

         In August 1997, Patriot Operating Company purchased a participating loan from National Resort Ventures, L.P., related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $23,750 in cash (see Note 3). The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company, which owns a 55% interest, and Hotel Venture Partners, Ltd., which owns a 45% interest. Patriot REIT is currently negotiating with such owners to acquire the hotel. In November 1997, Patriot REIT agreed to acquire a 95% equity interest in the Buena Vista Palace Hotel for approximately $97,150 and the assumption of an existing first leasehold mortgage with a current balance of approximately $50,700. As part of the agreement, Patriot REIT also was granted an option to acquire the remaining 5% equity interest in the hotel. The acquisition is subject to a number of conditions including completion of the Patriot Companies' due diligence.

         As part of its ongoing business, the Patriot Companies continually engage in discussions with public and private real estate entities, including, without limitation, current lessees of Patriot REIT's hotels, regarding possible portfolio or single asset acquisitions, as well as the acquisition of hotel leasing and management operations. No assurances can be made that the Patriot Companies will acquire any such acquisition opportunities.

Combined Cash Flows

         Combined cash and cash equivalents as of September 30, 1997 were $21,515,000, including capital improvement reserves of $2,600,000. Combined cash flows from operating activities of Patriot REIT and Patriot Operating Company were $75,886,000 for the nine months ended September 30, 1997, which primarily represents collection of rents under the Participating Leases, less operating expenses for the period. Combined cash flows used in investing activities in the amount of $710,127,000 for the nine months ended September 30, 1997 resulted from the acquisition of hotel properties and renovation expenditures at certain hotels as well as investments in mortgage notes. Combined cash flows from financing activities of $649,152,000 for the nine months ended September 30, 1997 were primarily related to net borrowings under the Revolving Credit Facility, the Old Line of Credit and mortgage notes, net of payments of dividends and distributions and net proceeds from a public offering of equity securities.

         Cash and cash equivalents as of September 30, 1996 were $7,004,000, including capital improvement reserves of $2,568,000. Cash flows from operating activities were $40,000,000 for the nine months ended September 30, 1996. Cash flows used in investing activities in the amount of $317,562,000 for the nine months ended September 30, 1996 resulted primarily from the acquisition of hotel properties. Cash flows from financing activities of $279,797,000 were primarily related to $104,092,000 in net borrowings on the Old Line of Credit, $160,222,000 of net proceeds from a public offering of equity securities and $39,417,000 of net proceeds from the private placement of equity securities, net of dividends and distributions paid during the period.

Renovations and Capital Improvements

         Pursuant to the Participating Leases, Patriot REIT is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F, F & E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total revenues in a single year.

         Patriot REIT completed over $16,873,000 of capital improvements during 1996 as well as commenced and completed renovations at certain of the hotels. During 1996, approximately $11,097,000 of total capital improvement expenditures were related to significant renovations at certain of the hotel properties which included upgrading the rooms, public meeting space and lobby areas. Patriot REIT has budgeted over $20,000,000 of capital improvements, excluding renovations, to complete recurring capital expenditures in 1997 for the 76 hotels owned as of September 30, 1997.

         Patriot REIT has completed over $52,490,000 of capital improvements during the nine months ended September 30, 1997 as well as commenced and completed additions and renovations at certain of the hotel properties. During 1997, approximately $30,764,000 of total capital improvement expenditures were related to significant additions and renovations at certain of the hotel properties.

         During 1997 for the 76 hotels owned as of September 30, 1997, Patriot REIT has budgeted over $39,000,000 related to the renovations or completion of renovations at a number of the hotels. Total budgeted renovations include approximately $11,744,000 related to the completion of major additions and renovations begun during 1996 at the Tremont House in Boston, Massachusetts; The Registry Resort and Spa in Fort Lauderdale, Florida; and the WestCoast Long Beach Hotel and Marina in Long Beach, California. The renovation of the Tremont House in Boston included the construction of 32 additional guest rooms. Additionally, major planned renovations of approximately $10,549,000 began in late 1996 and have been completed at the Holiday Inn - Miami Airport in Miami, Florida and the Holiday Inn in Des Plaines, Illinois (both of which have now been converted to Doubletree brands); and the Doubletree Hotel in Tallahassee, Florida. Renovations which total over $15,500,000 are in process and expected to be completed during 1997 on the Doubletree Hotel at Allen Center in Houston, Texas; the Radisson Hotel in Northbrook, Illinois; the Radisson Hotel in Overland Park, Kansas; the Doubletree Guest Suites Hotel (formerly Luxeford Suites Hotel) in Minneapolis, Minnesota and the Pickwick Hotel in San Francisco, California. Additionally, Patriot REIT has begun a $7,500,000 renovation at the Pickwick Hotel in San Francisco as well as a $6,000,000 renovation and expansion program at the Peachtree Conference Center in Atlanta.

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

         Patriot REIT attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, Patriot REIT does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through the capital expenditure reserves, the Revolving Credit Facility or other financing sources or with working capital.

Inflation

         Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit Patriot Operating Company's and the Lessees' ability to raise room rates in the face of inflation.

Seasonality

         The hotel industry is seasonal in nature. Revenues for certain of Patriot REIT's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Patriot Companies' revenues.

FUNDS FROM OPERATIONS

         Combined Funds from Operations of the Patriot Companies (as defined and computed below) was $30,680,000 for the three months ended September 30, 1997 and $19,546,000 for the three months ended September 30, 1996. Combined Funds from Operations was $78,112,000 for the nine months ended September 30, 1997 and $46,129,000 for the nine months ended September 30, 1996.

         Patriot REIT considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property and amortization of goodwill and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot REIT's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. The Patriot Companies have also made certain adjustments to Funds from Operations for real estate related amortization and the write off of certain lease costs. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

         The following reconciliation of net income (loss) to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended September 30, 1997 and 1996:

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                            ---------------------------
                                                                               1997              1996
                                                                             --------          --------
                                                                                   (in thousands)
         Net income (loss).............................................    $   (27,004)      $    12,024
         Add:
              Extraordinary loss from early retirement of debt.........          2,534                --
              Minority interest in the Patriot Partnerships............         (3,225)            2,168
              Depreciation of buildings and improvements and
                  furniture, fixtures and equipment....................         12,592             4,814
              Amortization of goodwill.................................            716                --
              Amortization of management contracts
                  and trade names......................................            469                --
              Amortization of franchise fees...........................             22                22
              Amortization of capitalized lease costs..................             30                30
              Cost of acquiring leaseholds.............................         43,820                --
         Adjustment for Funds from Operations of unconsolidated
          subsidiaries:
              Equity in earnings of unconsolidated subsidiaries........         (1,395)           (1,772)
              Funds from Operations of unconsolidated subsidiaries.....          2,121             2,260
                                                                           -----------       -----------
         Funds from Operations.........................................    $    30,680       $    19,546
                                                                           ===========       ===========


         Weighted average shares and OP Units outstanding/(1)/:
             Primary...................................................         72,098            46,684
                                                                           ===========       ===========

             Fully-diluted.............................................         72,872            46,810
                                                                           ===========       ===========

         See notes on following page.

         The following reconciliation of net income (loss) to Funds from Operations illustrates the difference between the two measures of operating performance for the nine months ended September 30, 1997 and 1996:

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             --------------------------
                                                                               1997              1996
                                                                             --------          --------
                                                                                   (in thousands)
         Net income (loss).............................................  $      (3,838)      $      27,835
         Add:
              Extraordinary loss from early extinguishment of debt.....          2,534                  --
              Minority interest in the Patriot Partnerships............          1,309               5,142
              Depreciation of buildings and improvements and
                  furniture, fixtures and equipment....................         30,539              11,539
              Amortization of goodwill.................................            716                  --
              Amortization of management contracts
                  and trade names......................................            469                  --
              Amortization of franchise fees...........................             66                  66
              Amortization of capitalized lease costs..................            102                  76
              Cost of acquiring leaseholds.............................         43,820                  --
         Adjustment for Funds from Operations of unconsolidated
              subsidiaries:
              Equity in earnings of unconsolidated subsidiaries........         (4,488)             (4,377)
              Funds from Operations of unconsolidated subsidiaries.....          6,883               5,848
                                                                         -------------       -------------
         Funds from Operations.........................................  $      78,112       $      46,129
                                                                         =============       =============
         Weighted average shares and OP Units outstanding:
              Primary..................................................         59,630              39,214
                                                                         =============       =============
              Fully-diluted............................................         60,196              39,382
                                                                         =============       =============

---------------------------------
(1) Shares outstanding in 1996 have been restated to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997, the conversion of each Patriot share into 0.51895 paired shares issued in the Merger, and the impact of the 1.927-for-1 stock split effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997. The number of OP Units used in the calculation is based upon the equivalent number of shares of Patriot's common stock after giving effect to the change in the OP Unit conversion factor which coincides with the 2-for-1 stock split, the Merger exchange ratio of 0.51895 paired shares of Cal Jockey common stock and Bay Meadows common stock for each share of Patriot common stock, and the change in the OP Unit conversion factor which coincides with the 1.927-for-1 stock split.

                           PART II: OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On July 1, 1997, Cal Jockey, Bay Meadows and Old Patriot REIT held their stockholder meetings to, among other things, approve the merger of Patriot REIT into Cal Jockey. At the Old Patriot REIT stockholder meeting, the following votes were cast by stockholders: (i) Approval of Merger - For 31,277,223; Against 817,866; and Abstain 70,712 and (ii) Amendment of 1993 Stock Option Plan - For 28,908,247; Against - 3,137,407 and Abstain 119,647. At the Bay Meadows stockholders meeting, the following votes were cast by stockholders:
(i) Approval of Merger - For 3,669,138; Against 76,021; and Abstain 27,311 and
(ii) Approval of Amended and Restated Charter and Bylaws - For 3,673,298; Against 81,727; and Abstain 17,445. At the Cal Jockey stockholders meeting, the following votes were cast by stockholders: (i) Approval of Merger - For 3,925,449; Against 61,012; and Abstain 26,906 and (ii) Approval of Amended and Restated Charter and Bylaws - For 3,938,607; Against 58,540; and Abstain 16,220.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  Current Report on Form 8-K dated (i) July 1, 1997 (Nos. 001-09319 and 001-09320 filed July 15, 1997), (ii) July 15, 1997
                  (Nos. 001-09319 and 001-09320 filed July 21, 1997), (iii) July
                  22, 1997 (Nos. 001-09319 and 001-09320 filed July 22, 1997)
                  and (iv) September 17, 1997 (Nos. 001-09319 and 001-09320
                  filed September 17, 1997).

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED:  November 14, 1997





                       PATRIOT AMERICAN HOSPITALITY, INC.



                       /s/ Rex E. Stewart
                       --------------------------
                       Rex E. Stewart
                       Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting
                       and Financial Officer)



                       PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY



                       /s/ Rex E. Stewart
                       --------------------------
                       Rex E. Stewart
                       Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting
                       and Financial Officer)