Form 10-K/A
period 1997-12-21
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1998-03-31
CIK 16343, 715273

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                AMENDMENT NO. 1

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____________ to ______________

    Commission File Number 1-9319             Commission File  Number 1-9320

  PATRIOT AMERICAN HOSPITALITY, INC.            WYNDHAM INTERNATIONAL, INC.
--------------------------------------    --------------------------------------
(Exact name of registrant as specified    (Exact name of registrant as specified
           in its charter)                            in its charter)

    Delaware           94-0358820             Delaware           94-2878485
--------------------------------------    --------------------------------------
(State or other     (I.R.S. Employer      (State or other     (I.R.S. Employer
 jurisdiction of   Identification No.)     jurisdiction of   Identification No.)
incorporation or                          incorporation or
 organization)                             organization)

1950 Stemmons Freeway, Suite 6001         1950 Stemmons Freeway, Suite 6001
Dallas, Texas                    75207    Dallas, Texas                    75207
--------------------------------------    --------------------------------------
(Address of principal       (Zip Code)    (Address of principal       (Zip Code)
 executive offices)                        executive offices)

           (214) 863-1000                            (214) 863-1000
--------------------------------------    --------------------------------------
    (Registrant's telephone number,           (Registrant's telephone number,
         including area code)                      including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value    New York       Common Stock, par value    New York
 $0.01 per share        Stock Exchange     $0.01 per share        Stock Exchange
--------------------------------------    --------------------------------------
 (Title of      (Name of each Exchange     (Title of      (Name of each Exchange
each class)      on which registered)     each class)      on which registered)

Securities registered pursuant to Section 12(g) of the Act:

        none                                      none

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
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the paired voting stock held by non-affiliates of Patriot American Hospitality, Inc. and Wyndham International, Inc. as of March 25, 1998 was $2,488,510,573, based upon a price of $26.3125 per paired share.

     As of March 25, 1998, there were 105,386,253 paired shares of Patriot American Hospitality, Inc. and Wyndham International, Inc. common stock issued and outstanding.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1998

                              PATRIOT AMERICAN HOSPITALITY, INC.

                              By:/s/ Paul A. Nussbaum
                                 --------------------------
                                 Paul A. Nussbaum
                                 Chairman of the Board and
                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                 Capacities in which signed             Date
      ---------                 --------------------------             ----

/s/ Paul A. Nussbaum
---------------------------
Paul A. Nussbaum              Chairman of the Board of Directors  March 31, 1998
                              and Chief Executive Officer
                              (Principal Executive Officer)
/s/ William W. Evans III
---------------------------
William W. Evans III          President, Chief Operating Officer  March 31, 1998
                              and Director

/s/ Anne L. Raymond
---------------------------
Anne L. Raymond               Executive Vice President and        March 31, 1998
                              Chief Financial Officer
                              (Principal Financial Officer)

/s/ Lawrence S. Jones
--------------------------
Lawrence S. Jones             Executive Vice President and        March 31, 1998
                              Treasurer (Principal Accounting
                              Officer)

/s/ John H. Daniels
--------------------------
John H. Daniels               Director                            March 31, 1998

/s/ John C. Deterding
--------------------------
John C. Deterding             Director                            March 31, 1998

/s/ Gregory R. Dillon
--------------------------
Gregory R. Dillon             Director                            March 31, 1998

/s/ Arch K. Jacobson
--------------------------
Arch K. Jacobson              Director                            March 31, 1998

/s/ James D. Carreker
--------------------------
James D. Carreker             Director                            March 31, 1998

/s/ Phillip J. Ward
--------------------------
Phillip J. Ward               Director                            March 31, 1998

/s/ Harlan R. Crow
--------------------------
Harlan R. Crow                Director                            March 31, 1998

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1998

                              WYNDHAM INTERNATIONAL, INC.


                              By:/s/ James D. Carreker
                                 --------------------------
                                 James D. Carreker
                                 Chairman of the Board and
                                 Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                 Capacities in which signed            Date
      ---------                 --------------------------            ----

/s/ James D. Carreker
-------------------------
James D. Carreker           Chairman of the Board and Chief       March 31, 1998
                            Executive Officer (Principal
                            Executive Officer)

/s/ Karim Alibhai
-------------------------
Karim Alibhai               President, Chief Operating Officer    March 31, 1998
                            and Director

/s/ Lawrence S. Jones
-------------------------
Lawrence S. Jones           Executive Vice President and          March 31, 1998
                            Treasurer (Principal Financial
                            Officer and Principal
                            Accounting Officer)

/s/ Paul A. Nussbaum
-------------------------
Paul A. Nussbaum            Director                              March 31, 1998

/s/ Arch K. Jacobson
-------------------------
Arch K. Jacobson            Director                              March 31, 1998

/s/ Leonard Boxer
-------------------------
Leonard Boxer               Director                              March 31, 1998

/s/ Russ Lyon, Jr.
-------------------------
Russ Lyon, Jr.              Director                              March 31, 1998

/s/ Burton C. Einspruch
-------------------------
Burton C. Enspruch          Director                              March 31, 1998

/s/ Sherwood Weiser
-------------------------
Sherwood Weiser             Director                              March 31, 1998

/s/ James C. Leslie
-------------------------
James C. Leslie             Director                              March 31, 1998

/s/ Susan T. Groenteman
-------------------------
Susan T. Groenteman         Director                              March 31, 1998