Form 10-K
period 1997-12-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1998-03-31
CIK 16343, 715273

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive joint proxy statement for the annual meetings of the stockholders of Patriot and Wyndham International to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                            FORM 10-K ANNUAL REPORT
                                     INDEX

                                                             FORM 10-K
                                                               REPORT
ITEM NO.                                                        PAGE
--------                                                     ---------

PART I

1.  Business.................................................
2.  Properties...............................................
3.  Legal Proceedings........................................
4.  Submission of Matters to a Vote of Security Holders......

PART II

5.  Market Price for Registrant's Common Equity and Related
    Stockholder Matters......................................
6.  Selected Financial Data..................................
7.  Managements' Discussion and Analysis of Financial
    Condition and Results of Operations......................
8.  Financial Statements and Supplementary Data..............
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure......................

PART III

10. Directors and Executive Officers of the Registrant.......
11. Executive Compensation...................................
12. Security Ownership of Certain Beneficial Owners and
    Management...............................................
13. Certain Relationships and Related Transactions...........

PART IV

14. Exhibits, Financial Statements and Schedules, and
    Reports on Form 8-K......................................

SIGNATURES...................................................

                                    PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS


     The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

     On July 1, 1997, Old Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" ("Patriot Operating Company"). In January 1998, as a result of the merger of Wyndham Hotel Corporation ("Old Wyndham") with and into Patriot as discussed below, Patriot Operating Company changed its name to Wyndham International, Inc. and is referred to herein, collectively with its subsidiaries, as "Wyndham International." The term "Companies" as used herein includes Patriot, Wyndham International and each of their respective subsidiaries. Patriot and Wyndham International are both Delaware corporations.

     The Cal Jockey Merger was accounted for as a reverse acquisition whereby Cal Jockey was considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot became the historical financial information for Patriot. For accounting purposes, Wyndham International commenced its operations concurrent with the closing of the Cal Jockey Merger on July 1, 1997.

     The shares of common stock of Patriot ("Patriot Common Stock") and the shares of common stock of Wyndham International ("Wyndham International Common Stock") are paired on a one-for-one basis and may only be held or transferred in units consisting of one share of Patriot Common Stock and one share of Wyndham International Common Stock (the "Paired Shares"). In 1983, the Internal Revenue Code of 1986, as amended (the "Code"), prohibited the pairing of shares between a REIT and a management company, however, this rule does not apply to the Companies because its Paired Share structure existed prior to the change in regulations and is "grandfathered" under the Code.

     Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "REIT Partnership"). In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owned an approximate 85.3% limited partnership interest in the REIT Partnership as of December 31, 1997. The REIT Partnership was formed in connection with Old Patriot's Initial Offering. Old Patriot contributed its assets to the partnership in exchange for units of limited partnership interest ("OP Units") of the REIT Partnership.

     Wyndham International owns a 1.0% general partnership interest and an approximate 83.9% limited partnership interest in Patriot American Hospitality Operating Partnership, L.P. (the "OpCo Partnership") as of December 31, 1997. The OpCo Partnership was formed in connection with the Cal Jockey Merger. Bay Meadows contributed its assets to the OpCo Partnership in exchange for OP Units of the OpCo Partnership.

     Collectively, the REIT Partnership and the OpCo Partnership are referred to herein as the "Operating Partnerships." Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement, substantially all of the operations of Patriot and Wyndham International have been conducted through the Operating Partnerships and their subsidiaries.

     During 1997, Patriot, either directly or through the REIT Partnership and its subsidiaries, invested approximately $1.3 billion in the acquisition of 45 hotels with over 12,000 guest rooms. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility (and, prior to the Cal Jockey Merger, Old Patriot's line of credit facility), a $350 million term loan, new mortgage financing of approximately $237 million, the issuance of 5,629,172 OP Units of the Operating Partnerships valued at approximately $130 million, the issuance of 1,719,535 Paired Shares valued at approximately $38.5 million, and the assumption of mortgage debt in the amount of approximately $34.3 million. Six of the hotels were acquired through a like-kind exchange. In addition, Wyndham International acquired Grand Heritage Hotels, Inc., a hotel management and marketing company, and PAH RSI, LLC, a limited liability company that owned certain trade names and other hotel management assets related to four of Patriot's resort properties. Wyndham International also acquired an approximate 50% ownership interest in GAH-II, L.P. ("GAH"), an affiliate of CHC International, Inc. and the Gencom American Hospitality group of companies. The Companies completed a public offering of 10,580,000 Paired Shares in August 1997, two forward sale transactions with a bank in November 1997 and sold 3,250,000 unregistered Paired Shares to a financial institution in December 1997 which is subject to a one-year forward stock purchase agreement. The net proceeds of these transactions were used primarily to reduce outstanding indebtedness. In addition, the Companies completed two direct placements of Paired Shares in order to redeem 2,000,033 OP Units of the Operating Partnerships in November 1997.


RECENT DEVELOPMENTS

Merger with Wyndham Hotel Corporation

     On January 5, 1998, pursuant to the Agreement and Plan of Merger dated as of April 14, 1997, as thereafter amended (the "Wyndham Merger Agreement"), between Patriot, Wyndham International and Wyndham Hotel Corporation ("Old Wyndham"), Old Wyndham merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

     As a result of the Wyndham Merger, Patriot acquired Old Wyndham's portfolio of owned, leased or managed hotels consisting of 98 hotels operated by Old Wyndham (including 16 Patriot hotels which were managed by Old Wyndham), as well as eight franchised hotels, which in the aggregate contain approximately 25,900 rooms. The total purchase consideration of approximately $982 million consisted of 21,594,188 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339 million to repay debt and pay Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Companies' revolving credit facility (the "Revolving Credit Facility")), and the assumption of approximately $54 million in debt.

Merger with WHG Casinos & Resorts, Inc.

     On January 16, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 (the "WHG Merger Agreement"), between Patriot, Wyndham International and WHG Casinos & Resorts Inc. ("WHG"), a newly formed subsidiary of Wyndham International merged with and into WHG with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham International acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico, as well as a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. By operation of the WHG Merger, WHG's outstanding equity securities were exchanged for 5,004,690 Paired Shares. In addition, Wyndham International assumed approximately $21.3 million of debt.

Other Recent Transactions

     Holiday Inn. On January 13, 1998, Patriot, through the REIT Partnership, acquired the 173-room Holiday Inn in Beachwood, Ohio for an aggregate purchase price of approximately $14.5 million.

     Buena Vista Palace Hotel. On January 14, 1998, Patriot, through the REIT Partnership, acquired an aggregate 95% equity interest in the joint venture that owns the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $141.6 million, including the assumption of approximately $50.3 million of mortgage debt. Patriot was also granted an option to acquire the remaining 5% equity interest in the hotel. The hotel is also subject to a ground lease and Wyndham International holds a participating loan in the amount of $23.8 million (the "Participating Note").

Proposed Acquisitions

     CHC International, Inc. The Companies and CHC International, Inc. ("CHCI") have entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Wyndham International with Wyndham International being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the second quarter of 1998. As a result of the CHCI Merger, Wyndham International, through its subsidiaries, will acquire the remaining 50% investment interest in GAH, the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 12 third-party management contracts, two third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Wyndham has also agreed to provide CHCI with a $7 million line of credit until such time as the CHCI Merger is completed. By operation of the CHCI Merger, all issued and outstanding common stock of CHCI will be exchanged for approximately 4,396,000 shares of Wyndham International preferred stock, subject to certain adjustments.

     Interstate Hotels Company. On December 2, 1997, the Companies and Interstate Hotels Company ("Interstate") entered into an Agreement and Plan of Merger (the "Interstate Merger Agreement"), pursuant to which Interstate will merge with and into Patriot with Patriot being the surviving corporation (the "Interstate Merger"). Pursuant to the Interstate Merger Agreement, stockholders of Interstate will have the right to elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances (the "Interstate Cash Consideration"), or (ii) a number of Paired Shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio"). After the elections are made by stockholders of Interstate, proration will be used to ensure that 40% of the outstanding shares of Interstate common stock will be converted into the right to receive Interstate Cash Consideration and that the remaining 60% of the outstanding shares of Interstate common stock will be converted into the right to receive Paired Shares at the Interstate Exchange Ratio, subject to adjustment in certain circumstances for the exercise of dissenters' rights. "The special meetings of the stockholders of Patriot, Wyndham International and Interstate at which approval of the Interstate Merger will be sought were originally scheduled for March 30, 1998. On March 30, 1998, Patriot, Wyndham International and Interstate each adjourned their respective stockholders' meetings to April 2, 1998 at 1:00 p.m. (CST). Patriot, Wyndham International and Interstate elected to convene and then adjourn their respective stockholders' meetings without a formal vote so as to permit additional time to negotiate with Marriott International, Inc. ("Marriott") relating to certain issues Marriott has raised concerning Marriott-branded hotels owned by Interstate. While Patriot and Marriott had entered into a non-binding letter agreement in December 1997 regarding these matters, on March 30, 1998, Marriott filed a lawsuit in the United States District Court for the District of Maryland seeking to enjoin the Interstate Merger until Interstate complies with certain rights of notification and first refusal which Marriott alleges would be triggered by the Interstate Merger."

     As a result of the Interstate Merger, Patriot will acquire all of the assets and liabilities of Interstate, including Interstate's portfolio of 222 owned, leased or managed hotels located in the United States, Canada, the Caribbean and Russia. Of Interstate's portfolio, 41 hotels aggregating approximately 11,928 rooms are owned or controlled by Interstate, 89 hotels aggregating approximately 10,258 rooms are leased and 92 hotels aggregating approximately 23,227 rooms are managed or subject to service agreements. Patriot will also assume or refinance all of Interstate's existing indebtedness, which totaled approximately $800 million as of December 31, 1997. In addition, Patriot will buy out or assume certain options to purchase shares of common stock, par value $0.01 per share, of Interstate ("Interstate Common Stock") and assume certain severance obligations.

     On March 23, 1998, the Companies announced that Interstate shareholders receiving Paired Shares in the Interstate Merger will be entitled to receive Patriot's regular quarterly dividend of $0.32 per share for the first quarter of 1998 and will be entitled to participate with all other Patriot shareholders in a special distribution of accumulated earnings and profits from Patriot's acquisition of Old Wyndham.

     Arcadian International PLC. On January 20, 1998, Patriot announced in the United Kingdom its intention to proceed with a takeover of Arcadian International PLC ("Arcadian"), a company listed on the London Stock Exchange, for cash consideration totaling (Pounds)92 million (or approximately $152 million at the exchange rate on February 5, 1998) (the "Arcadian Acquisition"). Arcadian is an owner, developer and operator of hotels in the United Kingdom and continental Europe. Arcadian's portfolio currently includes 12 hotels with a total of approximately 724 rooms throughout the United Kingdom, as well as interests held in joint ventures with third parties. In connection with the Arcadian Acquisition, Patriot will assume or refinance all of Arcadian's existing indebtedness, which totaled approximately $77 million as of February 5, 1998.

     Patriot has also entered into agreements with the shareholders of Malmaison Limited ("Malmaison"), a joint venture in which Arcadian holds a 34.6% interest, to acquire the remaining interests in Malmaison not currently owned by Arcadian for an aggregate purchase price of approximately $58.1 million, including the assumption of approximately $23.6 million of indebtedness (the "Malmaison Acquisition"). In connection with the Malmaison Acquisition, Patriot expects to acquire (i) two hotels currently owned by Malmaison and one hotel which Malmaison has agreed to acquire and (ii) two additional hotels currently under development by Malmaison.

     Golden Door Spa. In February 1998, the Companies signed a purchase contract to acquire the Golden Door Spa in Escondido, California for a purchase price of approximately $28 million. The purchase price is to be paid with a combination of cash, OP Units of the Operating Partnerships and a short-term note.

     SF Hotel Company, L.P. On March 23, 1998, the Companies entered into an agreement to acquire all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $170 million. The purchase price is to be paid with a combination of cash and issuance of a total of approximately 4,590,000 OP Units of the Operating Partnerships and/or Paired Shares (the "Summerfield Acquisition"). The final transaction price is subject to adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria for the Summerfield portfolio through 2001. As a result of the Summerfield Acquisition, the Companies will acquire four Summerfield Suites/(R)/ hotels and lease or manage 33 Summerfield Suites/(R)/ and Sierra Suites hotels/(R)/.

DESCRIPTION OF BUSINESS

     As of March 25, 1998, Patriot, either directly or through the REIT Partnership and other subsidiaries, owned interests in 118 hotels with an aggregate of over 29,400 rooms (excluding one hotel closed for renovations). In order for Patriot to qualify for favorable tax status as a real estate investment trust ("REIT") under the Code, Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel, which are separately owned through special purpose entities, to Wyndham International or to other third party lessees (the "Lessees") who are responsible for operating the hotels. Currently, Patriot leases 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leases four hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leases one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Wyndham International, respectively. Wyndham International leases 81 hotels from Patriot pursuant to Participating Lease agreements which are substantially similar to the Participating Lease agreements of the Lessees. Wyndham International manages 68 of these hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 13 of the hotels.

     Patriot's hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, San Diego, San Francisco and Seattle. In addition to hotels catering primarily to business travelers, Patriot's portfolio includes world-class resort hotels, including The Boulders near Scottsdale, Arizona; The Lodge at Ventana Canyon in Tucson, Arizona; The Peaks Resort & Spa in Telluride, Colorado and Carmel Valley Ranch Resort in Carmel, California (collectively, the "Carefree Resorts"); and prominent hotels in major tourist destinations. As of March 25, 1998, the owned hotels include 106 full service hotels, seven resort hotels, four limited service hotels and an executive conference center. All but six of the 118 hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza/(R)/, Radisson/(R)/, Ramada/(R)/, Hilton/(R)/, Hyatt/(R)/, Four Points by Sheraton/(R)/, Holiday Inn/(R)/, Wyndham/SM/, Wyndham Garden/(R)/, WestCoast/(R)/, Doubletree/(R)/, Embassy Suites/(R)/, Hampton Inn/(R)/, Carefree/(R)/, Grand Heritage/(R)/, Marriott/(R)/, Marriott Courtyard/(R)/, Sheraton/(R)/, Grand Bay/(R)/ and ClubHouse/(R)/. Additionally, the Companies lease 13 hotels from third parties, manage 58 hotels (excluding one hotel closed for renovations) for independent owners and franchise eight hotels. Wyndham International currently leases from Patriot 81 of the 118 hotels owned by Patriot. Patriot expects that substantially all of its future acquisitions will be leased to Wyndham International.

     In addition to leasing and managing hotels, Wyndham International is also engaged in the business of conducting and offering pari-mutuel wagering on thoroughbred horse racing, the principal business conducted by Bay Meadows prior to the Cal Jockey Merger.

     Patriot intends to continue to expand and diversity its hotel portfolio through the acquisition of primarily full service commercial hotels and major tourist hotels in major metropolitan areas and destination resorts or conference centers. Patriot believes that market conditions remain favorable for the acquisition of additional hotels and hotel portfolios and expects to continue its aggressive acquisition activities. Additionally, Wyndham International intends to continue to capitalize on opportunities to acquire hotel operators, owners of hotel franchises or brands and independent hotel management companies. The Companies generally seek investments in hotels where management believes that profits can be increased by the introduction of more professional and efficient management techniques, a change of franchise affiliation or the injection of capital for market repositioning, renovating, or expanding a property.

Competition

     The hotel industry is highly competitive and the Companies' hotels are subject to competition from other hotels for guests. Many of the Companies' competitors may have substantially greater marketing and financial resources than the Companies. Each of the Companies' hotels compete for guests primarily with other similar hotels in its immediate vicinity and secondarily with other similar hotels in its geographic market. Management believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Companies' hotels.

     Patriot and Wyndham International may compete for acquisition opportunities with entities that have greater financial resources than the Companies or which may accept more risk than the Companies. Competition may generally reduce the number of suitable investment opportunities and increase the bargaining power of property owners seeking to sell. Further, the Companies' management believes that it will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of Patriot or Wyndham International.

     While the Bay Meadows Racecourse (the "Racecourse"), when it is conducting live racing, has had little direct competition from other tracks in the San Francisco Bay Area, the Racecourse competes with off-track wagering facilities in Northern California and telephone betting accounts being offered by off-track wagering facilities in various states and foreign countries and other forms of legalized gambling, particularly Indian gaming and others such as the California State Lottery and local card clubs. In addition, the San Francisco Bay Area annually has numerous sporting events, county fairs and other entertainment attractions which compete with the Racecourse for the sports and entertainment dollar. It is difficult to evaluate the competitive impact of these other forms of entertainment and gambling on the operations of the Racecourse, other than to say that they are significant.

Seasonality

     The hotel industry is seasonal in nature. Revenue at certain of the Companies' hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in Patriot's lease revenues and in Wyndham International's hotel-related revenues.

     The Bay Meadows Racecourse operations are also subject to seasonal variations. Historically, the Bay Meadows racing meet has commenced in August each year and has ended in the following January.

Employees

     As of March 25, 1998, Patriot employs 19 persons, including Messrs. Nussbaum, Evans and Jones and Ms. Raymond, the executive officers of Patriot, and retains appropriate support personnel to manage its operations in lieu of retaining an advisor. Wyndham International employs approximately 30,000 persons, including Messrs. Carreker, Alibhai and Jones, the executive officers of Wyndham International, and retains appropriate support personnel to manage its operations, including operation of the 81 hotels leased from Patriot.

Environmental Matters

     Neither Patriot, Wyndham International, the REIT Partnership nor the OpCo Partnership has been identified by the United States Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor have they been the subject of any governmental proceedings with respect to, any hazardous waste contamination. If Patriot, Wyndham International or any of their respective subsidiaries were to be identified as a responsible party, they would in most circumstances be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent, by private persons.

     Phase I environmental site assessments are performed on all of the Patriot hotels prior to acquisition. To date, these assessments have not revealed any environmental liability or compliance concerns that management believes would have a material adverse effect on the Companies' business, assets, results of operations or liquidity. Based on the results of these assessments, the Companies and their outside consultants believe that the Companies' overall potential for environmental impairment is low.

     Based upon the environmental reports described above, the Companies believe that a substantial number of the hotels incorporate potentially asbestos-containing materials. Under applicable current federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. The Companies have asbestos operation and maintenance plans for each property testing positive for asbestos.

     Based upon the above-described environmental reports and testing, future remediation costs are not expected to have a material adverse effect on the results of operations, financial position or cash flows of Patriot or Wyndham International and compliance with environmental laws has not had and is not expected to have a material adverse effect on the capital expenditures, earnings or competitive position of the Companies.

Tax Status

     Cal Jockey has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code") since 1983. Patriot, as the successor to Cal Jockey in the Cal Jockey Merger, intends to continue to elect to be taxed as a REIT. Patriot generally will not be subject to federal income tax on its taxable net income that is distributed currently to its shareholders. If Patriot fails to qualify as a REIT in any taxable year, Patriot will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. However, even if Patriot continues to qualify for taxation as a REIT, Patriot may be subject to certain state and local taxes on its income and properties and federal income and excise taxes under certain special circumstances.

Proposed Legislation Affecting The Paired Share Structure

     Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code. Section 269B(a)(3) would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation whose activities are inconsistent with REIT status, such as Wyndham International. The "grandfathering" rules governing Section 296B generally provide, however, that
Section 296B(a)(3) does not apply to a paired REIT if the REIT and the paired operating company were paired on June 30, 1983. Patriot's and Wyndham International's respective precedessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger or otherwise.

     Patriot's exemption from the anti-pairing rules could be lost, or its ability to utilize the paired structure could be revoked or limited, as a result of future legislation. In this regard, on February 2, 1998, the Department of Treasury released an explanation of the revenue proposals included in the Clinton Administration's fiscal 1999 budget (the "Tax Proposals"). The Tax Proposals, among other things, include a freeze on the grandfathered status of paired share REITs such as Patriot. Under the Tax Proposals, Patriot and Wyndham International would be treated as one entity with respect to properties acquired on or after the date of the first Congressional committee action with respect to such proposal and with respect to activities or services relating to such properties that are undertaken or performed by one of the paired entities on or after such date. The Tax Proposals would also prohibit REITs from holding stock of a corporation possessing more than 10% of the vote or value of all classes of stock of the corporation. This proposal would be effective with respect to the stock acquired on or after the date of first Congressional committee action with respect to the proposal; provided that the proposal would not apply to stock acquired before such effective date if, on or after such date, the subsidiary corporation engaged in a new trade or business or acquired substantial new assets.

     On March 26, 1998, William Archer, Chairman of the Ways and Means Committee of the United States House of Representatives and William V. Roth, Jr., Chairman of the Finance Committee of the United States Senate, introduced identical legislation (the "Proposed Legislation") in both the House of Representatives and the Senate to limit this "grandfathering rule." Under the Proposed Legislation, the anti-pairing rules provided in the Code would apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham International, or a subsidiary or partnership in which 10% or greater interest is owned by Patriot or Wyndham International (collectively, the "REIT Group"), unless (1) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (2) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the Proposed Legislation also provides that a property held by Patriot or Wyndham International that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substantial basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham International. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

     The above discussion is based solely on the Tax Proposals and the Proposed Legislation. The Proposed Legislation will not become effective unless it is duly passed by Congress and signed by the President. It is impossible at this time to determine all of the ramifications which could result from enactment of the Proposed Legislation. However, Patriot believes that the previously announced and pending acquisitions of Interstate, Arcadian and Summerfield are unaffected by the Proposed Legislation and expects that such acquisitions will be completed as currently scheduled.

PENDING ADOPTION OF AUTHORITATIVE STATEMENTS

Comprehensive Income
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income." Statement 130 requires that all components of comprehensive income and the ending accumulated balances for each item, classified by their nature, be reported in the financial statements in the period in which they are recognized. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Companies will be required to adopt Statement 130 beginning with their interim financial statements for the first quarter of 1998. Comparative financial statements for prior years presented in these interim financial statements are required to be reclassified to conform to the new Statement 130 presentation. Management does not anticipate that adoption of Statement 130 reporting requirements will have a material impact on the operating results or financial position of the Companies.

Segment Reporting

     In June 1997, FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice by establishing a new framework on which to base segment reporting, including the determining of a segment and the financial information to be disclosed for each segment, referred to as "management" approach. The management approach requires that management identify "operating segments" based on the way that management disaggregates the entity for making internal operating decisions. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of information for earlier periods. Management is determining the segments to be disclosed and intends to adopt the statement for the year ended December 31, 1998.

ITEM 2.   PROPERTIES

MARKET SEGMENTATION

     Patriot classifies its hotels into four primary market segments: (i) full service, (ii) limited service, (iii) resorts, and (iv) conference center.

     As of December 31, 1997, Patriot owned 81 full service hotels aggregating over 21,700 guest rooms, which target both business and leisure travelers, including meetings and groups, who prefer a full range of facilities, services and amenities. At year end, all but four of Patriot's full service hotels were operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza/(R)/, Radisson/(R)/, Ramada/(R)/, Hilton/(R)/, Hyatt/(R)/, Four Points by Sheraton/(R)/, Holiday Inn/(R)/, Wyndham/TM/, Wyndham Garden/(R)/, WestCoast/(R)/, Doubletree/(R)/, Embassy Suites/(R)/, Carefree/(R)/, Grand Heritage/(R)/, Marriott/(R)/, Marriott Courtyard/(R)/, Sheraton/(R)/, and Grand Bay/(R)/. Full service hotels generally offer a full range of meeting and conference facilities and banquet space. Facilities generally include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. Full service hotels generally provide a significant array of guest services, including room service, valet services and laundry. Three of Patriot's hotels, the Bourbon Orleans Hotel in New Orleans the Fairmount Hotel in San Antonio and the Park Shore Hotel in Honolulu, are luxury hotels in major U.S. tourist markets.

The Tremont House Hotel in Boston, operates as an upscale full service hotel in a major U.S. market.

     Patriot owns four limited service hotels aggregating 447 guest rooms, which target both business and leisure travelers. Patriot's limited service hotels consist of four Hampton Inns/(R)/. Limited service hotels generally have limited or no meeting space. Hotels operating in this market segment generally seek to minimize operational costs by offering only those basic services required by travelers. Because they cater to both business and leisure travelers, limited service hotels generally maintain relatively consistent occupancy on weekdays and weekends.

     As of December 31, 1997, Patriot owned five resort properties aggregating 978 guest rooms, including the Wyndham/TM/ Resort & Spa in Fort Lauderdale, Florida (formerly the Bonaventure Resort & Spa) and the four Carefree/(R)/ resort properties which were acquired in January 1997. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designed to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, a health spa, hiking or other sports.

     Patriot owns one conference center with 250 guest rooms, which targets corporate and other executive groups. Conference centers are distinguishable from traditional full service hotels in that they are dedicated, designed and equipped to handle all services for large meetings and conferences. Conference centers typically offer state-of-the-art meeting and conference rooms, with a full complement of business support services. Conference centers generally include banquet and ballroom facilities, and restaurant and bar facilities. In addition, facilities generally include a fitness center, swimming pool and tennis courts. Because of the specialized nature of conference centers, there are relatively few such properties in the U.S.

DESCRIPTION OF PROPERTIES

     The following table sets forth certain information for the year ended December 31, 1997 and 1996 with respect to the hotels Patriot owned as of December 31, 1997. This information reflects actual operating results of the hotels both prior and subsequent to acquisition by Patriot.

                                                                                               Total Revenue      Average Occupancy
                                                                                          ----------------------  -----------------
                                                                 Number of   Year Built/
Property Name                     Location                         Rooms      Renovated     1997          1996      1997      1996
-------------                     --------                         -----      ---------     ----          ----      ----      ----

FULL SERVICE HOTELS:
Amassador West..................  Chicago, IL.................      219         1924      $  8,387      $  8,144    66.3%     66.2%
Bourbon Orleans Hotel (2).......  New Orleans, LA.............      216      1800s/1995      9,409         8,248    83.7      83.3
The Buttes......................  Tempe, AZ...................      353         1986        27,917        27,120    78.5      83.5
Crowne Plaza Ravinia Hotel (3)..  Atlanta, GA.................      495         1986        23,617        24,237    69.9      71.0
Crowne Plaza Toledo.............  Toledo, OH..................      241         1985         7,804         7,224    63.5      63.1
Doubletree Allen Center (2).....  Houston, TX.................      341       1978/1984     14,236        13,207    67.6      67.2
Doubletree Hotel................  Des Plaines (Chicago), IL...      242       1969/1997      5,011         5,100    62.7      81.4
Doubletree Guest Suites (2).....  Glenview, IL................      252         1988        10,277         8,705    80.3      75.7
Doubletree Hotel................  Minneapolis, MN.............      230         1986         6,177         6,084    61.0      68.7
Doubletree Hotel................  Tallahassee, FL.............      244       1977/1997      4,522         3,946    48.6      59.4
Doubletree Hotel (2)............  Tulsa, OK...................      417         1982        10,630        10,699    63.3      68.7
Doubletree Hotel................  Westminster (Denver), CO....      180       1980/1992      6,244         5,566    74.1      73.4
Doubletree - Anaheim (2)........  Orange, CA..................      454         1984        14,627        13,473    67.2      70.3
Doubletree - Miami Airport......  Miami, FL...................      266       1975/1997      4,660         4,499    56.4      53.4
Doubletree - Post Oak (2).......  Houston, TX.................      449         1982        22,598        19,942    75.7      72.2
Doubletree - Corporate Woods (2)  Overland Park, KS...........      356         1982        15,734        14,674    73.0      75.5
Doubletree - St Louis (2).......  Chesterfield, MO............      223         1984        13,404        12,341    73.2      74.1
Doubletree Park Place...........  Minneapolis, MN.............      298         1981         9,912        11,049    66.1      73.9
Embassy Suites..................  Hunt Valley, MD.............      223       1985/1995      6,828         6,399    71.9      71.3
Fairmount Hotel.................  San Antonio, TX.............       37       1906/1994      2,623         2,838    66.3      77.6
Four Points by Sheraton.........  Saginaw, MI.................      156         1984         3,627         3,980    66.6      70.5
Grand Bay Hotel Coconut Grove(2)  Miami, FL...................      178         1983        17,460        15,753    75.8      67.9
Del Mar Hilton..................  Del Mar (San Diego), CA.....      245         1989         9,660         8,209    74.9      69.8
Hilton Cleveland South..........  Independence, OH............      191       1980/1994      9,345         8,117    66.5      69.2
Melbourne Airport Hilton........  Melbourne, FL...............      237         1986         6,595         6,004    70.3      65.8
Hilton Inn Myrtle Beach.........  Myrtle Beach, SC............      385         1974        16,254        14,797    72.8      69.3
Holiday Inn.....................  San Angelo, TX..............      148       1984/1994      3,251         3,124    67.6      71.3
Holiday Inn.....................  San Francisco, CA...........      224         1964         8,355         7,636    87.7      87.3
Holiday Inn.....................  Sebring, FL.................      148       1983/1995      2,806         2,510    56.8      55.2
Holiday Inn Aristocrat..........  Dallas, TX..................      172       1925/1994      4,929         4,881    66.1      69.7
Holiday Inn Crockett............  San Antonio, TX.............      206       1909/1996      5,185         5,090    65.8      65.3
Holiday Inn Lenox...............  Atlanta, GA.................      297       1987/1995      7,003         7,891    63.2      68.2
Holiday Inn Northwest Plaza.....  Austin, TX..................      193       1984/1994      5,808         6,222    72.4      79.6
Holiday Inn Northwest...........  Houston, TX.................      193       1982/1994      3,461         3,046    64.4      62.7
Holiday Inn - YO Ranch..........  Kerrville, TX...............      200         1984         3,936         4,051    50.3      57.4
Holiday Inn Redmont Hotel.......  Birmingham, AL..............      112       1925/1991      1,538         1,735    49.5      53.2
Holiday Inn Westlake............  Beachwood, OH...............      266         1980         8,585         8,052    80.3      75.0


                                                                Average Daily Rate  Revenue Per Available
                                                                      (ADR)           Room (REVPAR)(1)
                                                                ------------------  ---------------------

Property Name                     Location                        1997      1996      1997         1996
-------------                     --------                        ----      ----      ----         ----

Full Service Hotels:
Amassador West..................  Chicago, IL.................   $110.69   $106.11   $ 73.44      $ 70.28
Bourbon Orleans Hotel (2).......  New Orleans, LA.............    133.69    120.17    111.94       100.16
The Buttes......................  Tempe, AZ...................    140.94    128.11    110.61       106.99
Crowne Plaza Ravinia Hotel (3)..  Atlanta, GA.................    116.44    119.74     81.44        85.05
Crowne Plaza Toledo.............  Toledo, OH..................     83.96     79.08     53.29        49.91
Doubletree Allen Center (2).....  Houston, TX.................    102.58     91.96     69.30        61.80
Doubletree Hotel................  Des Plaines (Chicago), IL...     72.18     56.67     45.23        46.10
Doubletree Guest Suites (2).....  Glenview, IL................     95.15     85.39     76.41        64.67
Doubletree Hotel................  Minneapolis, MN.............     93.81     77.31     57.21        53.12
Doubletree Hotel................  Tallahassee, FL.............     73.60     47.73     35.76        28.37
Doubletree Hotel (2)............  Tulsa, OK...................     69.39     63.03     43.92        43.29
Doubletree Hotel................  Westminster (Denver), CO....     82.44     73.99     61.09        54.28
Doubletree - Anaheim (2)........  Orange, CA..................     80.81     69.54     54.28        48.88
Doubletree - Miami Airport......  Miami, FL...................     67.56     71.71     38.12        38.26
Doubletree - Post Oak (2).......  Houston, TX.................    102.57     94.17     77.68        67.98
Doubletree - Corporate Woods (2)  Overland Park, KS...........     97.34     88.01     71.02        66.47
Doubletree - St Louis (2).......  Chesterfield, MO............     95.45     90.76     69.90        67.28
Doubletree Park Place...........  Minneapolis, MN.............     79.24     72.67     52.38        53.67
Embassy Suites..................  Hunt Valley, MD.............     90.47     85.07     65.03        60.63
Fairmount Hotel.................  San Antonio, TX.............    158.90    144.71    105.41       112.32
Four Points by Sheraton.........  Saginaw, MI.................     59.38     62.95     39.52        44.36
Grand Bay Hotel Coconut Grove(2)  Miami, FL...................    226.77    205.24    171.86       139.39
Del Mar Hilton..................  Del Mar (San Diego), CA.....     92.81     84.50     69.55        58.99
Hilton Cleveland South..........  Independence, OH............     92.96     86.34     61.86        59.74
Melbourne Airport Hilton........  Melbourne, FL...............     66.03     61.56     46.42        40.53
Hilton Inn Myrtle Beach.........  Myrtle Beach, SC............     93.99     88.46     68.45        61.31
Holiday Inn.....................  San Angelo, TX..............     63.36     60.54     42.80        43.15
Holiday Inn.....................  San Francisco, CA...........     84.98     72.95     74.50        63.72
Holiday Inn.....................  Sebring, FL.................     63.14     57.78     35.86        31.91
Holiday Inn Aristocrat..........  Dallas, TX..................     92.73     88.10     61.33        61.45
Holiday Inn Crockett............  San Antonio, TX.............     86.41     85.25     56.86        55.64
Holiday Inn Lenox...............  Atlanta, GA.................     83.84     88.96     53.00        60.63
Holiday Inn Northwest Plaza.....  Austin, TX..................     85.03     83.75     61.59        66.65
Holiday Inn Northwest...........  Houston, TX.................     59.61     54.69     38.38        34.31
Holiday Inn - YO Ranch..........  Kerrville, TX...............     75.35     66.18     37.93        38.01
Holiday Inn Redmont Hotel.......  Birmingham, AL..............     58.11     58.45     28.78        31.07
Holiday Inn Westlake............  Beachwood, OH...............     73.49     72.01     59.04        54.04


See notes on page 13.

                                                                                               Total Revenue      Average Occupancy
                                                                                          ----------------------  -----------------
                                                                 Number of   Year Built/
Property Name                     Location                         Rooms      Renovated     1997          1996      1997      1996
-------------                     --------                         -----      ---------     ----          ----      ----      ----
FULL SERVICE HOTELS - CONTINUED:
Holiday Inn Select..............  Farmers Branch (Dallas), TX.      374       1979/1994   $  9,827      $ 10,271    63.0%     69.4%
Hyatt Newporter.................  Newport Beach, CA...........      410         1962        22,686        19,940    74.7      74.6
Hyatt Regency...................  Lexington, KY...............      365       1977/1992     13,007        12,457    61.3      63.2
Marriott Hotel..................  Troy, MI....................      350         1990        21,010        18,815    77.8      78.2
Marriott Courtyard..............  Beachwood, OH...............      113         1986         3,591         3,159    79.1      83.8
The Mayfair Hotel...............  St. Louis, MO...............      182       1925/1990      4,205         4,316    50.3      56.5
Omni Inner Harbour Hotel........  Baltimore, MD...............      707         1968        24,860        21,161    68.2      64.7
Park Shore Honolulu (4).........  Honolulu, HI................      227         1968            --            --      --      --
Radisson Suites Town & Country..  Houston, TX.................      173       1986/1992      4,608         4,422    77.0      69.9
Radisson Hotel & Suites.........  Dallas, TX..................      198       1986/1994      5,274         5,278    72.2      72.4
Radisson Northbrook.............  Northbrook, IL..............      310       1976/1994      7,562         6,793    71.7      67.6
Radisson New Orleans Hotel......  New Orleans, LA.............      759       1924/1995     22,771        20,720    67.3      68.1
Radisson Suite Hotel............  Kansas City, KS.............      240       1931/1989      6,135         5,661    61.5      64.5
Radisson Overland Park..........  Overland Park, KS...........      190         1974         4,518         4,506    64.8      67.0
Radisson Hotel (2)..............  Beachwood, OH...............      196         1968         5,846         5,634    74.8      80.6
Radisson Hotel..................  Akron, OH...................      130         1989         2,946         2,982    67.3      68.8
Radisson Riverwalk..............  Jacksonville, FL............      322       1979/1996     10,453         9,507    81.1      77.7
Ramada Inn......................  San Francisco, CA...........      323         1962         7,616         7,419    89.7      90.7
Sheraton City Centre............  Washington, D.C.............      353         1969        13,976        12,604    69.4      64.7
Sheraton Gateway - Miami Airport  Miami, FL...................      408       1976/1995     13,380        11,996    74.2      75.3
Sheraton Grand Hotel (2)........  Tampa, FL...................      324         1984        17,333        15,247    71.8      68.2
Tremont House...................  Boston, MA..................      322        1925/*       12,392        10,317    74.0      75.1
The Tutwiler....................  Birmingham, AL..............      147       1913/1986      3,811         4,084    61.0      67.8
Union Station...................  Nashville, TN...............      124         1986         3,749         3,571    53.2      56.1
WestCoast Gateway...............  Seattle, WA.................      145         1990         2,970         2,726    84.8      83.4
WestCoast Hotel & Marina........  Long Beach, CA..............      195       1978/1997      2,657         2,934    32.0      44.7
WestCoast Pickwick Hotel........  San Francisco, CA...........      189        1928/*        3,618         3,431    58.5      65.4
WestCoast Plaza Park Suites.....  Seattle, WA.................      193        1928/*        6,813         6,479    76.1      73.3
WestCoast Roosevelt Hotel.......  Seattle, WA.................      151       1929/1987      4,372         4,102    74.1      73.8
WestCoast Valley River Inn......  Eugene, OR..................      257         1973        10,634         9,963    67.1      67.9
WestCoast Wenatchee Center Hotel  Wenatchee, WA...............      147       1988/1994      4,136         4,229    57.3      64.1
Wyndham Bel Age Hotel...........  Los Angeles, CA.............      200         1984        14,995        15,023    77.0      77.0
Wyndham Emerald Plaza (2).......  San Diego, CA...............      436         1991        19,798        17,980    76.0      74.1
Wyndham Franklin Plaza..........  Philadelphia, PA............      758         1979        35,842        33,358    72.6      74.0
Wyndham Greenspoint Hotel (2)...  Houston, TX.................      472       1985/1995     21,134        19,063    70.2      72.6
Wyndham Northwest Chicago.......  Chicago, IL.................      408         1983        24,377        23,252    67.2      67.8
Wyndham Riverfront Hotel........  New Orleans, LA.............      202         1996            --            --    --        --
Wyndham WindWatch (4)...........  Long Island, NY.............      360         1989        17,580        18,211    68.4      75.6


                                                                Average Daily Rate  Revenue Per Available
                                                                      (ADR)           Room (REVPAR)(1)
                                                                ------------------  ---------------------

Property Name                     Location                        1997      1996      1997         1996
-------------                     --------                        ----      ----      ----         ----

FULL SERVICE HOTELS - CONTINUED:
Holiday Inn Select..............  Farmers Branch (Dallas), TX.   $ 79.09   $ 75.06   $ 49.86      $ 52.08
Hyatt Newporter.................  Newport Beach, CA...........    111.28     98.54     83.11        73.50
Hyatt Regency...................  Lexington, KY...............     89.47     84.22     54.82        53.23
Marriott Hotel..................  Troy, MI....................    118.86    109.41     92.51        85.61
Marriott Courtyard..............  Beachwood, OH...............     97.25     80.44     76.89        67.44
The Mayfair Hotel...............  St. Louis, MO...............     93.54     89.53     47.08        50.62
Omni Inner Harbour Hotel........  Baltimore, MD...............     99.08     91.38     67.61        59.10
Park Shore Honolulu (4).........  Honolulu, HI................      --        --        --           --
Radisson Suites Town & Country..  Houston, TX.................     87.32     83.09     67.28        58.11
Radisson Hotel & Suites.........  Dallas, TX..................     77.24     76.53     55.76        55.43
Radisson Northbrook.............  Northbrook, IL..............     76.95     68.00     55.16        45.98
Radisson New Orleans Hotel......  New Orleans, LA.............     87.82     81.08     59.06        55.17
Radisson Suite Hotel............  Kansas City, KS.............     81.96     73.37     50.43        47.34
Radisson Overland Park..........  Overland Park, KS...........     74.71     67.64     48.43        45.29
Radisson Hotel (2)..............  Beachwood, OH...............     77.62     69.73     58.03        56.19
Radisson Hotel..................  Akron, OH...................     73.66     72.79     49.59        50.11
Radisson Riverwalk..............  Jacksonville, FL............     71.81     68.28     58.26        53.07
Ramada Inn......................  San Francisco, CA...........     57.39     51.74     51.50        46.91
Sheraton City Centre............  Washington, D.C.............    121.29    115.19     84.16        74.56
Sheraton Gateway - Miami Airport  Miami, FL...................     85.80     76.74     63.64        57.77
Sheraton Grand Hotel (2)........  Tampa, FL...................    102.39     93.75     73.54        63.98
Tremont House...................  Boston, MA..................    123.51    102.43     91.35        76.92
The Tutwiler....................  Birmingham, AL..............    106.56    101.43     64.96        68.77
Union Station...................  Nashville, TN...............    100.48     94.44     53.49        52.99
WestCoast Gateway...............  Seattle, WA.................     60.37     55.55     51.17        46.31
WestCoast Hotel & Marina........  Long Beach, CA..............     70.66     58.17     22.61        25.98
WestCoast Pickwick Hotel........  San Francisco, CA...........     79.01     66.82     46.23        43.71
WestCoast Plaza Park Suites.....  Seattle, WA.................    116.23    114.38     88.48        83.82
WestCoast Roosevelt Hotel.......  Seattle, WA.................     98.16     92.38     72.71        68.19
WestCoast Valley River Inn......  Eugene, OR..................     92.79     88.76     62.23        60.24
WestCoast Wenatchee Center Hotel  Wenatchee, WA...............     63.82     59.19     36.54        37.94
Wyndham Bel Age Hotel...........  Los Angeles, CA.............    145.56    140.17    112.10       107.89
Wyndham Emerald Plaza (2).......  San Diego, CA...............    114.96    103.48     87.35        76.66
Wyndham Franklin Plaza..........  Philadelphia, PA............    104.00     96.28     75.51        71.28
Wyndham Greenspoint Hotel (2)...  Houston, TX.................     96.39     85.60     67.63        62.13
Wyndham Northwest Chicago.......  Chicago, IL.................    111.39    102.85     74.88        69.74
Wyndham Riverfront Hotel........  New Orleans, LA.............      --        --        --           --
Wyndham WindWatch (4)...........  Long Island, NY.............    116.74    104.75     79.83        79.21


See notes on the following page.

                                                                                               Total Revenue      Average Occupancy
                                                                                          ----------------------  -----------------
                                                                 Number of   Year Built/
Property Name                     Location                         Rooms      Renovated     1997          1996      1997      1996
-------------                     --------                         -----      ---------     ----          ----      ----      ----
FULL SERVICE HOTELS  CONTINUED:
Wyndham Garden - Las Colinas....  Dallas, TX..................      168         1986      $  5,917      $  5,744    73.3%     72.6%
Wyndham Garden - Midtown........  Atlanta, GA.................      191       1987/1994      6,439         7,475    71.1      72.8
Wyndham Garden - Novi...........  Detroit, MI.................      148         1988         4,671         4,308    76.5      75.9
Wyndham Garden Hotel............  Pleasanton, CA..............      171         1985         5,748         4,775    82.3      73.5
Wyndham Garden - Wood Dale......  Chicago, IL.................      162         1986         5,578         5,282    71.1      71.4
The Garden at LaGuardia (6).....  New York, NY................      229         1988            --            --    --        --
                                                                 ------                   --------      --------    ----      ----
                                                                 21,716                   $781,250      $733,788    69.6%     70.7%
                                                                 ------                   --------      --------    ----      ----

LIMITED SERVICE HOTELS:
Hampton Inn Jacksonville Airport  Jacksonville, FL............      113         1985      $  2,277      $  2,165    84.5%     86.1%
Hampton Inn.....................  Rochester, NY...............      113         1986         2,348         2,202    75.2      74.2
Hampton Inn Cleveland Airport...  North Olmsted, OH...........      113         1986         2,063         1,978    67.7      72.2
Hampton Inn.....................  Canton, OH..................      108         1985         1,597         1,535    68.7      68.5
                                                                 ------                   --------      --------    ----      ----
                                                                    447                   $  8,285      $  7,880    74.1%     75.3%
                                                                 ------                   --------      --------    ----      ----
RESORTS:
The Boulders....................  Scottsdale, AZ..............      160         1985      $ 34,125      $ 53,444    72.4%     78.7%
Carmel Valley Ranch.............  Carmel, CA..................      100         1987        13,904        15,932    75.9      76.2
The Lodge at Ventana Canyon (2).  Tucson, AZ..................       49       1985/1995     12,952        12,298    68.1      68.0
The Peaks Resort & Spa..........  Telluride, CO...............      177       1992/1993     17,615        19,774    60.0      57.6
Wyndham Resort & Spa............  Ft. Lauderdale, FL..........      492        1981/*       19,633        18,280    49.7      51.2
                                                                 ------                   --------      --------    ----      ----
                                                                    978                   $ 98,229      $119,728    58.9%     59.7%
                                                                 ------                   --------      --------    ----      ----
CONFERENCE CENTER:
Peachtree Conference Center.....  Peachtree City (Atlanta), GA      250                   $ 14,996      $ 15,086    58.8%     59.3%
                                                                 ------                   --------      --------    ----      ----

Total/Weighted Average                                           23,391(7)                $902,760      $876,482    69.1%     70.2%
                                                                 ======                   ========      ========    ====      ====


                                                                Average Daily Rate  Revenue Per Available
                                                                      (ADR)           Room (REVPAR)(1)
                                                                ------------------  ---------------------

Property Name                     Location                        1997      1996      1997         1996
-------------                     --------                        ----      ----      ----         ----

FULL SERVICE HOTELS  CONTINUED:
Wyndham Garden - Las Colinas....  Dallas, TX..................   $102.35   $100.47   $ 75.02      $ 72.95
Wyndham Garden - Midtown........  Atlanta, GA.................     98.99    107.94     70.41        78.59
Wyndham Garden - Novi...........  Detroit, MI.................     82.43     74.83     63.05        56.77
Wyndham Garden Hotel............  Pleasanton, CA..............     91.59     82.62     75.39        60.71
Wyndham Garden - Wood Dale......  Chicago, IL.................     93.10     86.76     66.17        61.97
The Garden at LaGuardia (6).....  New York, NY................      --        --        --           --
                                                                 -------   -------   -------      -------
                                                                 $ 94.82   $ 87.05   $ 65.98      $ 61.54
                                                                 -------   -------   -------      -------

LIMITED SERVICE HOTELS:
Hampton Inn Jacksonville Airport  Jacksonville, FL............   $ 62.81   $ 58.53   $ 53.09      $ 50.39
Hampton Inn.....................  Rochester, NY...............     72.96     69.31     54.84        51.45
Hampton Inn Cleveland Airport...  North Olmsted, OH...........     71.23     64.28     48.25        46.43
Hampton Inn.....................  Canton, OH..................     56.44     54.19     38.79        37.14
                                                                 -------   -------   -------      -------
                                                                 $ 65.93   $ 61.66   $ 48.85      $ 46.46
                                                                 -------   -------   -------      -------
RESORTS:
The Boulders....................  Scottsdale, AZ..............   $326.91   $333.14   $236.55      $262.33
Carmel Valley Ranch.............  Carmel, CA..................    255.89    235.80    194.22       179.63
The Lodge at Ventana Canyon (2).  Tucson, AZ..................    216.40    184.85    147.26       125.67
The Peaks Resort & Spa..........  Telluride, CO...............    245.58    221.26    147.25       127.36
Wyndham Resort & Spa............  Ft. Lauderdale, FL..........    106.07     92.50     52.76        47.33
                                                                 -------   -------   -------      -------
                                                                 $201.54   $184.19   $118.63      $110.05
                                                                 -------   -------   -------      -------
CONFERENCE CENTER:
Peachtree Conference Center.....  Peachtree City (Atlanta), GA   $116.67   $117.28   $ 68.57      $ 69.52
                                                                 -------   -------   -------      -------

Total/Weighted Average                                           $ 98.28   $ 90.22   $ 67.91      $ 63.34
                                                                 =======   =======   =======      =======

______________________
(1) REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(2)  This hotel is encumbered by  mortgage indebtedness as of March 25, 1998.
(3) The Crowne Plaza Ravinia Hotel is owned by PAH Ravinia, Inc., an unconsolidated subsidiary of Patriot. The hotel acquisition was structured without a lessee.
(4) The Wyndham WindWatch Hotel is owned by PAH Windwatch, LLC, an unconsolidated subsidiary of Patriot. The hotel acquisition was structured without a lessee.
(5) Revenue and revenue statistical information is not available from the prior owner of this hotel.
(6) Revenue statistical information not available because the hotel was out of service for renovations or construction.
(7) Subsequent to December 31, 1997, the Companies acquired 27 additional hotel properties with a total of over 6,000 guest rooms. As a result, as of March 25, 1998, the Companies owned 118 hotels with an aggregate of over 29,400 guest rooms.

 *   Renovations are in progress at these hotels.

HOTELS ACQUIRED BY PATRIOT SUBSEQUENT TO YEAR END:

                                                                                Year Ended December 31, 1997
                                                                          ---------------------------------------
                                                    Number   Year Built/   Total     Average
Property Name/Location                             of Rooms   Renovated   Revenue   Occupancy     ADR      REVPAR
----------------------                             --------   ---------   -------   ---------     ---      ------

FULL SERVICE HOTELS:
Buena Vista Palace Hotel
 Orlando, FL (1).................................    1,014    1983/1997   $68,633       82.4%   $139.84   $115.23
Snavely Holiday Inn
 Beachwood, OH (2)...............................      173      1974        5,073       72.0      86.60     62.32
Wyndham Bristol Place Hotel
 Toronto, Canada.................................      287     1974/*      10,160       75.2     116.41     87.57
Wyndham Garden Brookfield
 Brookfield, IL..................................      178      1990        5,223       75.7      74.83     56.63
Wyndham Garden - Charlotte
 Charlotte, NC...................................      173      1989        5,165       71.6      83.39     59.71
Wyndham Garden - Commerce
 Los Angeles, CA (3).............................      201      1991        6,867       69.8      83.25     58.14
Wyndham Garden - Market Center
 Dallas, TX......................................      230    1968/1997     4,274       64.0      90.90     58.14
Wyndham Garden - Indianapolis
 Indianapolis, IN................................      171      1990        4,789       67.7      77.58     52.53
Wyndham Garden - Overland Park
 Overland Park, KS...............................      181    1971/1997     3,649       60.3      78.53     47.34
Wyndham Garden - Schaumburg
 Schaumburg, IL..................................      188      1985        5,448       71.1      86.94     61.85
Wyndham Garden - Vinings
 Atlanta, GA (2).................................      159      1985        5,018       70.2      86.77     60.92
ClubHouse Inn - Albuquerque
 Albuquerque, NM.................................      137      1987        2,229       63.8      65.14     41.54
ClubHouse Inn - Atlanta (Norcross)
 Atlanta, GA (2).................................      147      1988        2,222       57.3      68.76     39.39
ClubHouse Inn - Knoxville
 Knoxville, TN (2)...............................      137      1989        2,247       63.7      57.29     42.89
ClubHouse Inn - Nashville Airport
 Nashville, TN...................................      135      1988        2,401       71.5      65.74     47.01
ClubHouse Inn & Conference Center
 Nashville, TN...................................      285     1991/*       6,350       71.5      75.11     53.68
ClubHouse Inn - Overland Park
 Overland Park, KS (2)...........................      143      1988        2,916       76.7      70.05     53.74
ClubHouse Inn - Topeka
 Topeka, KS......................................      121      1986        2,100       74.3      61.90     45.99
ClubHouse Inn - Valdosta
 Valdosta, GA....................................      121      1988        2,079       79.0      57.27     45.24
ClubHouse Inn - Wichita
 Wichita, KS (2).................................      120      1985        2,226       76.7      63.69     48.85
ClubHouse Inn - Savannah
 Savanna, GA.....................................      138      1989        2,163       69.8      59.98     41.89
ClubHouse Inn - Kansas City Airport
 Kansas City, MO.................................      138     1992/*       2,622       71.9      65.37     47.01
ClubHouse Inn - Omaha
 Omaha, NE (2)...................................      137      1991        2,686       73.3      70.26     51.49
ClubHouse Inn - Richardson
 Richardson, TX..................................      137      1996        2,198       58.9      71.20     41.91
ClubHouse Inn - St. Louis
 St. Louis, MO...................................      142      1997           --       --        --         --

RESORTS:
Wyndham Rose Hall Resort
 Montego Bay, Jamaica (3)........................      489    1972/1997   $18,637       63.2%   $ 83.17   $ 52.57

     The Companies also acquired the following leasehold interests in connection with the Wyndham Merger. These hotels are leased from unaffiliated third parties under long-term lease agreements. The leasehold interests are held by special purpose entities in which Patriot owns a 99% non-controlling ownership interest and Wyndham International owns a 1% controlling ownership interest.

                                                                                Year Ended December 31, 1997
                                                                          ---------------------------------------
                                                    Number   Year Built/   Total     Average
Property Name/Location                             of Rooms   Renovated   Revenue   Occupancy     ADR      REVPAR
----------------------                             --------   ---------   -------   ---------     ---      ------

LEASED HOTELS:
Wyndham Harbour Island
 Tampa, FL (3)...................................      300      1986      $14,269       71.4%   $113.86   $ 81.28
Wyndham Garden - Perimeter
 Atlanta, GA.....................................      143      1987        3,643       64.7      82.71     53.48
Wyndham Garden - Bloomington
 Minneapolis, MN.................................      209      1988        7,348       79.6      82.96     66.00
Wyndham Garden - Bothell
 Seattle, WA.....................................      166      1989        5,471       76.9      83.57     64.25
Wyndham Garden - Chandler
 Chandler, AZ....................................      159      1987        5,652       82.5      90.59     74.76
Wyndham Garden - Naperville
 Chicago, IL.....................................      143      1986        4,269       76.6      81.98     62.76
Wyndham Garden - Nashville Airport
 Nashville, TN...................................      180      1987        5,329       74.2      83.62     62.04
Wyndham Garden - North Phoenix
 Phoenix, AZ.....................................      166      1988        4,623       73.8      79.37     58.60
Wyndham Garden - North San Diego
 San Diego, CA...................................      180      1989        6,735       85.5      89.18     76.25
Wyndham Garden - Phoenix Airport
 Phoenix, AZ.....................................      210      1987        7,455       72.4     100.40     72.70
Wyndham Garden - Salt Lake City
 Salt Lake City, UT..............................      381     1985/*      13,523       70.8      96.35     67.51
Wyndham Garden - Seattle/Tacoma
 Seattle, WA (3).................................      204      1988        6,983       74.7      92.29     68.98
Wyndham Garden - Sunnyvale
 San Jose, CA....................................      180      1987        8,120       85.6     115.43     98.80

(1) Patriot owns a 95% equity interest in the joint venture that owns this hotel. The hotel is also encumbered by a ground lease, a $50.3 million first lien mortgage note and a $23.8 million Participating Note held by Wyndham International.
(2)  This hotel is encumbered by mortgage indebtedness as of March 25, 1998.
(3) These hotels (and in the case of the Wyndham Rose Hall Resort, the golf course adjacent to the hotel property) are subject to ground leases which, including renewal options, expire between 2018 and 2077.

 *   Renovations are in progress at these hotels.

     In addition, as a result of the Wyndham Merger, Patriot acquired one hotel that is currently closed for renovation, investment interests in two additional hotels, 42 hotels under management contracts and eight franchised hotels, which in the aggregate contain approximately 13,900 guest rooms.

HOTELS ACQUIRED BY WYNDHAM INTERNATIONAL SUBSEQUENT TO YEAR END:

                                                                                Year Ended December 31, 1997
                                                                          ----------------------------------------
                                                   Number   Year Built/   Total     Average
Property Name/Location                             of Rooms   Renovated   Revenue   Occupancy      ADR     REVPAR
----------------------                             --------  -----------  --------  ---------      ---    --------

RESORTS:
Condado Plaza Hotel & Casino
 San Juan, Puerto Rico...........................     570     1959/1962    $12,465    82.0%     $143.84   $117.97

     In addition, Wyndham International acquired a 50% equity interest in the 388-room El San Juan Hotel & Casino in Carolina, Puerto Rico and a 23.3% equity interest in the 751-room El Conquistador Resort & Country Club in Las Croabas, Puerto Rico in connection with the WHG Merger.

OPERATION OF THE HOTELS

     As described in "Item 1 Description of Business," Patriot leases each of the hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel to Wyndham International or the Lessees pursuant to separate Participating Leases. The Participating Leases have an average term of approximately five years, with various expiration dates through 2008, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, irreparable damage or destruction of the hotel, condemnation of the hotel property, failure to meet performance goals, or disposition of the hotel). The variation of the lease terms is intended to provide Patriot protection from the risk inherent in simultaneous lease expirations.

     In general, each Participating Lease requires the lessee of each hotel to pay the greater of (i) Base Rent in a fixed amount or (ii) Participating Rent based on percentages of room revenue, food and beverage revenue and other revenue at each hotel leased by it, plus certain additional charges. In general, Patriot is responsible for paying (i) real estate and personal property taxes on the hotels (except to the extent that personal property associated with the hotels is owned by the Lessee), (ii) casualty insurance on the hotels, (iii) business interruption insurance on the hotels and (iv) ground rent with respect to certain of the hotels. The lessees (including Wyndham International) are required to pay for all liability insurance on the hotels it leases, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the hotels, with Patriot as an additional named insured.

     Patriot carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to all of its hotels, with policy specifications, insured limited and deductibles customarily carried for similar properties. Patriot will carry similar insurance with respect to any other properties developed or acquired in the future. Management of Patriot believes its hotel investments are adequately insured in accordance with industry standards.

     Generally, the inventory required in the operation of the hotels is transferred to the Lessee upon acquisition of the hotel. Upon termination of the Participating Lease, the Lessee is obligated to surrender the related hotel together with all such inventory to Patriot.

FRANCHISE AND BRAND AFFILIATIONS

     As of December 31, 1997, all but four of Patriot's hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for hotels which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. The hotel lessee is the licensee under the franchise agreement related to such hotel. The hotel lessee is responsible for making all payments under the franchise agreements to the franchisors. Franchise royalties and fees generally range from 1% to 10% of room revenue. The duration of the franchise agreements are varied, but generally may be terminated upon prior notice and/or upon payment of certain specified fees. However, the hotel lessees are not entitled to terminate the franchise license for a hotel without prior written consent of Patriot.

     The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the hotel lessee must comply. The franchise licenses obligate the hotel lessee to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Compliance with such standards may from time to time require significant expenditures for capital improvements.

     The franchisors have agreed that upon the occurrence of certain events of default by a lessee under a franchise license, the franchisors will transfer the franchise license for the hotel to Patriot (or its designee) or make other arrangements to continue the hotel as part of the franchisor's system.

     The lessees' rights related to branded hotels are generally contained in the management agreements related to such hotels. The lessees do not pay additional franchise royalties or fees other than those specified in the management agreements for use of the brands. Generally, the lessees' rights to use the brands terminate upon any termination of the applicable management agreement.

MANAGEMENT OF THE HOTELS

     The Lessees (including Wyndham International) have entered into management contracts with the Operators to operate and manage each of the hotels leased from Patriot. As of December 31, 1997, 31 of Patriot's hotels were managed by operators affiliated with Wyndham International (as of March 25, 1998, 68 of Patriot's hotels were managed by operators affiliated with Wyndham International). The management agreements provide for management fees based upon a percentage of total revenue at each of the hotels managed by them. The management fees generally range from 1% to 5% of total revenues. Generally, in the event of the termination of any of the Participating Leases with the hotel lessees, the related management agreement also terminates. Generally, the management agreements also provide for the subordination of certain management fee payments to the Lessees' obligations pursuant to the Participating Leases.

MAINTENANCE AND IMPROVEMENTS

     The Participating Leases obligate Patriot to establish annually a reserve for capital improvements at the hotels leased to the Lessees (including the periodic replacement and refurbishment of furniture, fixtures and equipment ("FF&E")). Patriot and the Lessees agree on the use of funds in these reserves, and Patriot has the right to approve the Lessees' annual and long-term capital expenditure budgets. The aggregate minimum amount of such reserves average 4.0% of total revenue for the hotels. Patriot, at its election, may chose to expend more than 4.0% on any hotel. Any unexpended amounts will remain the property of Patriot upon termination of the Participating Leases. Otherwise, the Lessees are required, at their own expense, to make repairs (other than capital repairs) which may be necessary and appropriate to keep their leased hotels in good order and repair.

BAY MEADOWS RACECOURSE

     The Bay Meadows Racecourse is a horse race track located on approximately 174 acres of land in San Mateo, California which is used for Thoroughbred racing. The principal Racecourse facilities include (i) the main one-mile dirt horse race track with six furlongs and one and one-quarter mile chutes, inside of which is a seven furlong turf course; (ii) the main structure which contains a grandstand, a clubhouse and a turf club; (iii) a parking area; and (iv) a barn and stable area situated on the track's infield area.

     In connection with the Cal Jockey Merger, Patriot sold substantially all of the land related to the Racecourse to an affiliate of PaineWebber Incorporated ("Paine Webber") for a purchase price of approximately $80.9 million (the "PaineWebber Land Sale"). Patriot retained ownership of the improvements located on the land, including the Racecourse and its related facilities.

     Simultaneously with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and Patriot entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments (starting at $750,000 and escalating to $1,250,000 over the term of the lease) Patriot has subleased the Racecourse land and leased the related improvements to Wyndham International in order to permit Wyndham International to continue horse racing operations at the Racecourse through the term of Patriot's lease. The sublease is for a term of seven years with annual payments due based on percentages of revenue generated. In addition, Patriot has leased certain land adjacent to the Racecourse to Borders, Inc. for an initial term of 20 years (with fixed net annual rent starting at $279,000 and escalating to $416,000 over the term of the lease). In connection with the sale, Patriot assigned all of its rights and benefits under existing leases, contracts, permits and entitlements related to the land sold (excluding the Borders Lease) to the PaineWebber affiliate, and the PaineWebber affiliate assumed substantially all of Patriot's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease contracts. The parties have the option to renew such leases upon their expiration under certain circumstances.


ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, the Patriot, Wyndham International and their respective subsidiaries are currently not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

     On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County (the "Wyndham Stockholders' Litigation"), purportedly as a class action on behalf of the Old Wyndham stockholders, against Old Wyndham, Old Patriot and the members of the Board of Directors of Old Wyndham. The complaint alleged that the Old Wyndham Board of Directors breached its fiduciary duties owed to Old Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Acquisition. In particular, the complaint alleged that the Wyndham Merger was negotiated at the expense of Old Wyndham's public stockholders, and that the Old Wyndham Board of Directors permitted Old Patriot to negotiate on more favorable terms the acquisition of certain hotels from members and affiliates of the Trammell Crow family (the "Crow Assets Acquisition"). Old Patriot is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint sought to enjoin, preliminarily and permanently, consummation of the Wyndham Merger and the Crow Assets Acquisition under the terms presently proposed and also sought unspecified damages. The parties to the Wyndham Stockholders' Litigation have entered into a Memorandum of Understanding, as amended, which sets forth the principal bases for settlement which included providing certain additional disclosures to the stockholders of Old Wyndham, Patriot and Wyndham International related to the Wyndham Merger. The Memorandum of Understanding, as amended, and the proposed settlement are contingent upon execution of an appropriate and satisfactory Stipulation of Settlement (the "Stipulation") and related documents, and the approval of the Delaware Court of Chancery. It is currently anticipated that the parties to the Memorandum of Understanding, as amended, will enter into the formal Stipulation and present such Stipulation to the Delaware Court of Chancery for approval during the second quarter of 1998.

     The Lessees and the Operators have advised Patriot that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 31, 1997, Patriot, Patriot Operating Company and Wyndham held their stockholder meetings to, among other things, approve the merger of Wyndham into Patriot. At the Patriot stockholders meeting, the following votes were cast by stockholders: (i) Approval of Wyndham Merger For 48,244,283; Against 125,578; and Abstain 160,582; (ii) Approval of the amendment to the pairing agreement between Patriot and Patriot Operating Company For 48,241,349; Against 117,195; and Abstain 171,899; and (iii) Approval of the amendment and restatement of the Certificate of Incorporation For 48,218,580; Against 120,761 and Abstain 191,102. At the Patriot Operating Company stockholders meeting, the following votes were cast by stockholders: (i) Approval of Wyndham Merger For 48,240,549; Against 116,674; and Abstain 173,220; (ii) Approval of the amendment to the pairing agreement between Patriot and Patriot Operating Company For 48,233,413; Against 123,566; and Abstain 173,464; and (iii) Approval of the amendment and restatement of the Certificate of Incorporation For 48,219,711; Against 131,904 and Abstain 178,818.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       On July 1, 1997, Old Patriot merged with and into Cal Jockey and Cal Jockey changed its name to Patriot American Hospitality, Inc. The Cal Jockey Merger was accounted for as a reverse acquisition and, consequently, the historical financial information of Old Patriot became the historical financial information of Patriot. The following table sets forth the quarterly high and low sale prices per share as reported on the New York Stock Exchange ("NYSE") of Old Patriot Common Stock (symbol "PAH") through July 1, 1997, and the distributions paid by Old Patriot with respect to each such period. From and after July 2, 1997, the following table sets forth the quarterly high and low sale prices per share of the Paired Shares as reported on the NYSE (symbol "PAH"). The sale prices and distributions in the table through July 1, 1997 have been adjusted to reflect (i) Old Patriot's 2-for-1 stock split in March 1997,
(ii) the conversion of each share of Old Patriot Common Stock into 0.51895 Paired Shares issued in the Cal Jockey Merger and (iii) the Companies' 1.927-for-1 stock split in July 1997.

                                                                                                        Per Share
                                                                   High (1)            Low (1)         Dividend (1)
                                                              ------------------  ----------------  ------------------
1996:
  First Quarter.............................................       $14.44              $12.88          $   0.2400
  Second Quarter............................................       $14.81              $13.19          $   0.2400
  Third Quarter.............................................       $16.81              $14.00          $   0.2400
  Fourth Quarter............................................       $22.00              $16.25          $   0.2625
1997:
  First Quarter.............................................       $26.38              $20.75          $   0.2625
  Second Quarter............................................       $23.75              $18.50          $   0.3225 (2)
  Third Quarter.............................................       $32.13              $22.00          $   0.2625
  Fourth Quarter............................................       $34.50              $26.88          $   0.3200 (3)

---------------------
(1) Represents shares of Old Patriot Common Stock for periods through July 1, 1997, and Paired Shares for periods after July 1, 1997, except that dividends have been paid only on shares of Patriot Common Stock for periods after July 1, 1997. No dividends have been paid on shares of Wyndham International Common Stock.
(2) Dividends paid for the second quarter of 1997 include a special dividend of $0.06 per share paid by Old Patriot on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey Merger, Old Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" of Old Patriot for Old Patriot's short taxable year ending with the consummation of the Cal Jockey Merger.
(3) On January 5, 1998, Patriot declared a dividend of $0.32 per common share to holders of record as of January 8, 1998. A portion of this dividend will be used to reduce 1997 REIT taxable income of Patriot.


HOLDERS

     As of March 25, 1998, there were approximately 3,500 record holders of the Companies' Paired Shares, including shares held in "street name" by nominees who are record holders, and approximately 26,600 shareholders.

DIVIDENDS

     Patriot intends to continue to make regular quarterly distributions to its shareholders. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, Patriot's financial condition, capital expenditure requirements for Patriot's properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Board of Directors deems relevant. Patriot's actual cash available for distribution is affected by a number of factors, including changes in occupancy or ADR at its hotels.

     On March 23, 1998, the Companies announced that Interstate shareholders receiving Paired Shares in the Interstate Merger will be entitled to receive Patriot's regular quarterly dividend of $0.32 per share for the first quarter of 1998 and will be entitled to participate with all other Patriot shareholders in a special distribution of accumulated earnings and profits from Patriot's acquisition of Old Wyndham.

     In order to maintain its qualification as a REIT, Patriot must make annual distributions to its shareholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, Patriot may be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements. In such event, Patriot would seek to borrow the amount of the deficiency or sell assets to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

RECENT SALES OF UNREGISTERED SECURITIES

     Since September 30, 1997, the Companies have issued equity securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in the amounts and for the consideration set forth below.

     In October 1997, the REIT Partnership and the OpCo Partnership each issued 354,951 OP Units (with an aggregate value of approximately $8.3 million) to the sellers of three hotels owned by affiliates of CHC Lease Partners as partial consideration for the acquisition of these hotels by the REIT Partnership.

     In December 1997, the REIT Partnership and the OpCo Partnership each issued 221,553 OP Units (with an aggregate value of approximately $6.4 million) to the sellers of Wyndham Emerald Plaza as partial consideration for the acquisition of that hotel by the REIT Partnership.

     In December 1997, the Companies issued 3,250,000 Paired Shares to a financial institution for aggregate consideration of approximately $93.6 million in cash. The sale of the Paired Shares is subject to a price adjustment agreement which matures in December 1998.

     In February 1998, the Companies issued 4,900,000 Paired Shares to a financial institution for aggregate consideration of approximately $121.8 million in cash. The sale of the Paired Shares is subject to a Purchase Price Adjustment Mechanism which matures in February 1999.


ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following tables set forth selected separate and combined historical financial information for Patriot and Wyndham International. The following financial information should be read in conjunction with, and is qualified in its entirety by, the historical financial statements and notes thereto of Patriot and Wyndham International included elsewhere in this Annual Report on Form 10-K.

                       PATRIOT AND WYNDHAM INTERNATIONAL
             SELECTED CONDENSED COMBINED HISTORICAL FINANCIAL DATA

                                                                                                               PERIOD
                                                                                                           OCTOBER 2, 1995
                                                                  YEAR ENDED DECEMBER 31,                   (INCEPTION OF
                                                      ---------------------------------------------      OPERATIONS) THROUGH
                                                               1997                     1996             DECEMBER  31, 1995
                                                      --------------------    ---------------------    --------------------
                                                                       (in thousands, except per share data)
OPERATING DATA:
Total revenue......................................       $   335,035                $  76,493               $  11,095
Income before income tax provision, minority
 interests and extraordinary item..................             4,142                   44,813                   7,064
Income before extraordinary item...................               362                   37,991                   6,096
Net (loss) income..................................       $    (2,172)               $  37,991               $   5,359

PER SHARE DATA (1):
Basic earnings per share:
 Income before extraordinary item..................       $      0.01                $    1.07               $    0.21
 Extraordinary item, net of minority interests.....             (0.05)                    --                     (0.03)
                                                          -----------                ---------               ---------
 Net (loss) income per Paired Share................       $     (0.04)               $    1.07               $    0.18
                                                          ===========                =========               =========
Diluted Earnings Per Share.........................       $     (0.04)               $    1.06               $    0.18
                                                          ===========                =========               =========
Dividends per Paired Share (2).....................       $    1.1675                $  0.9825               $    0.24
                                                          ===========                =========               =========

CASH FLOW DATA:
Cash provided by operating activities..............       $   108,110                $  61,196               $   7,618
Cash used in investing activities..................        (1,193,079)                (419,685)               (306,948)
Cash provided by financing activities..............         1,125,801                  360,324                 304,099

                                                                               AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                               1997                   1996                   1995
                                                      --------------------   --------------------   --------------------
                                                                                 (in thousands)
BALANCE SHEET DATA:
Investment in real estate and related improvements
 and land held for development, at cost, net.......   $    2,044,649           $    641,825           $    265,759
Total assets.......................................        2,507,853                760,931                324,224
Total debt.........................................        1,112,337                214,339                  9,500
Minority interest in Operating Partnerships........          220,177                 68,562                 41,522
Minority interest in consolidated subsidiaries.....           49,694                 11,711                     --
Stockholders' equity...............................          989,892                437,039                261,778

                                                                                                            PERIOD
                                                                                                       OCTOBER 2, 1995
                                                                                                        (INCEPTION OF
                                                                 YEAR ENDED DECEMBER 31,                 OPERATIONS)
                                                      -------------------------------------------          THROUGH
                                                               1997                   1996            DECEMBER  31, 1995
                                                      --------------------   --------------------   --------------------
                                                                                 (in thousands)
OTHER DATA:
Funds from operations (3)..........................     $    111,542            $    64,463            $     9,798
Cash available for distribution (4)................           94,396                 55,132                  8,603
Weighted average number of common shares and OP
 Units outstanding (5).............................           65,981                 42,200                 34,001


See accompanying notes on page 23.

                                    PATRIOT
           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             PERIOD
                                                                                                         OCTOBER 2, 1995
                                                                 YEAR ENDED DECEMBER 31,                  (INCEPTION OF
                                                      --------------------------------------------     OPERATIONS) THROUGH
                                                               1997                    1996            DECEMBER  31, 1995
                                                      --------------------    --------------------     -------------------
OPERATING DATA:
Total revenue......................................      $   185,554              $   76,493             $   11,095
Income before minority interests and extraordinary
 item..............................................            3,769                  44,813                  7,064
Income before extraordinary item...................              382                  37,991                  6,096
Net (loss) income..................................      $    (2,152)             $   37,991             $    5,359

PER SHARE DATA (1):
Basic earnings per share:
 Income (loss) before extraordinary item...........      $      0.01              $     1.07             $     0.21
 Extraordinary item, net of minority interests.....            (0.05)                     --                  (0.03)
                                                         -----------              ----------             ----------
 Net income (loss) per common share................      $     (0.04)             $     1.07             $     0.18
                                                         ===========              ==========             ==========
Diluted Earnings Per Share.........................      $    (0.04)              $     1.06             $     0.18
                                                         ===========              ==========             ==========
Dividends per common share (2).....................      $   1.1675               $   0.9825             $     0.24
                                                         ===========              ==========             ==========


                             WYNHDAM INTERNATIONAL

           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    SIX MONTHS
                                                                                                      ENDED
                                                                                                   DECEMBER 31,
                                                                                                       1997
                                                                                                -----------------
OPERATING DATA:
Total Revenue.................................................................................  $         204,134
Income before income tax provision and minority interests.....................................                373
Net loss......................................................................................  $             (20)

PER SHARE DATA (1):
Basic earnings per share......................................................................  $              --
                                                                                                =================
Diluted earnings per share....................................................................  $              --
                                                                                                =================
Dividends per common share (2)................................................................  $              --
                                                                                                =================




See accompanying notes on following page.

NOTES TO PATRIOT AND WYNDHAM INTERNATIONAL SELECTED FINANCIAL INFORMATION

(1) On January 30, 1997, the Old Patriot Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend on March 18, 1997 to stockholders of record on March 7, 1997. On July 1, 1997, by operation of the Cal Jockey Merger, each issued and outstanding share of Old Patriot Common Stock was converted into 0.51895 Paired Shares. In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Wyndham International declared a 1.927-for-1 stock split on their shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to stockholders of record on July 15, 1997. All references herein to the number of shares, per share amounts and market prices of the Paired Shares and options to purchase Paired Shares have been restated to reflect the impact of the Cal Jockey Merger and the above-described stock splits, as applicable.
        In addition, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. The weighted average number of shares and earnings per share amounts presented herein have been restated to reflect the impact of Statement 128.
(2) Dividends paid for the year ended December 31, 1997 include a special dividend of $0.06 per share paid by Old Patriot on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey Merger, Old Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" of Old Patriot for Old Patriot's short taxable year ending with the consummation of the Cal Jockey Merger. No dividends have been paid by Wyndham International for the six months ended December 31, 1997.
(3) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect FFO on the same basis. Patriot and Wyndham International have also made certain adjustments to FFO for real estate related amortization expense and the write off of certain costs of acquiring leaseholds. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Under the Participating Leases, Patriot is obligated to establish a reserve for capital improvements at its hotels (including the replacement or refurbishment of FF&E) and to pay real estate and personal property taxes and casualty insurance. Management believes that FFO is helpful to investors as a measure of performance of an equity REIT, because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of Patriot and Wyndham International to incur and service debt and to make capital expenditures.
(4) Cash available for distributions represents FFO, as adjusted for certain non-cash items (e.g., non-real estate related depreciation and amortization), less reserves for capital expenditures.
(5) The number of limited partnership units of the Operating Partnerships ("OP Units") used in the calculation is based on the equivalent number of Paired Shares issuable upon redemption (after giving effect to the change in the OP Unit conversion factor which coincides with the 2-for-1 stock split, the conversion of shares in the Cal Jockey Merger and the 1.927-for-1 stock split).

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the Companies' rapid growth and its ability to integrate its existing operations, departments and systems with those acquired in the Wyndham Merger and the WHG Merger and those being acquired in the Interstate Merger; risks associated with the adoption of legislation, regulations or administrative interpretations which could adversely affect the Companies' paired share structure; Patriot's dependence upon rental payments from Wyndham International and the Lessees for substantially all of Patriot's income and the dependence upon the abilities of Wyndham International, the Lessees and the Operators (as such terms are defined herein) to manage the hotels; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

BACKGROUND

ORGANIZATION


     The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

     On July 1, 1997, Old Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company" (collectively with its subsidiaries, "Patriot Operating Company"). Subsequent to year end, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below, Patriot Operating Company changed its name to Wyndham International, Inc. and is referred to herein, collectively with its subsidiaries, as "Wyndham International". The term "Companies" as used herein includes Patriot, Wyndham International and their respective subsidiaries.

     The Cal Jockey Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot became the historical financial information for Patriot. For accounting purposes, Wyndham International commenced its operations concurrent with the closing of the Cal Jockey Merger on July 1, 1997. The financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse ("Racecourse") facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value. The excess purchase consideration over the estimated fair market value of the assets acquired and the liabilities assumed was recorded as goodwill.

     By operation of the Cal Jockey Merger, each issued and outstanding share of common stock, no par value per share of Old Patriot ("Old Patriot Common Stock") was converted into 0.51895 shares of common stock, par value $0.01 per share of Patriot ("Patriot Common Stock") and 0.51895 shares of common stock, par value $0.01 per share of Wyndham International ("Wyndham International Common Stock"), which shares are paired and transferable only as a single unit (collectively, shares of Patriot Common Stock and shares of Wyndham International Common Stock are referred to herein as the "Paired Shares"). Each paired share of Cal
Jockey and

Bay Meadows common stock remained outstanding and represented the same number of Paired Shares of Patriot Common Stock and Wyndham International Common Stock.

     In connection with the Cal Jockey Merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Company Partnership, L.P. (the "OpCo Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP Units") of the OpCo Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "REIT Partnership") in exchange for OP Units of the REIT Partnership (collectively, the OpCo Partnership and the REIT Partnership are referred to herein as the "Patriot Partnerships"). Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement, substantially all of the operations of Patriot and Wyndham International have been conducted through the Patriot Partnerships and their subsidiaries.

     In connection with the Cal Jockey Merger, Patriot and Wyndham International increased the total number of shares authorized. The amounts of authorized shares of Patriot and Wyndham International are as follows: (i) 100 million shares of preferred stock, (ii) 650 million shares of common stock, and (iii) 750 million shares of excess stock (as defined in the amended and restated charters of Patriot and Wyndham International).

THE COMPANIES

     As of December 31, 1997, Patriot, through the REIT Partnership, PAH Ravinia, Inc. ("PAH Ravinia"), PAH Windwatch, L.L.C. ("PAH Windwatch") and other subsidiaries, owned interests in 91 hotels with an aggregate of over 23,300 guest rooms. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, New York, San Diego, San Francisco and Seattle. In addition to hotels catering primarily to business travelers, Patriot's portfolio includes world-class resort hotels, including The Boulders, near Scottsdale, Arizona; The Lodge at Ventana Canyon in Tucson, Arizona; The Peaks Resort & Spa in Telluride, Colorado; and Carmel Valley Ranch Resort in Carmel, California and prominent hotels in major tourist destinations. The hotels include 81 full service hotels, five resort hotels, four limited service hotels and an executive conference center. All but four of the hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

     Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel, which are separately owned through special purpose entities, to Wyndham International or to third party lessees (the "Lessees") who are responsible for operating the hotels. As of December 31, 1997, 55 hotels were leased to Wyndham International and its affiliates and 34 hotels were leased to the Lessees. Patriot leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. In addition, DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel acquisitions were structured without lessees and are managed directly by Operators (as of December 31, 1997, Holiday Inns, Inc. and Wyndham Hotel Corporation, respectively). Wyndham International manages 31 of its hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 24 of its hotels.

     In addition to leasing and managing hotels, Wyndham International is also engaged in the business of conducting and offering pari-mutuel wagering (meaning that individuals wager against each other and not against the operator of the facility) on thoroughbred horse racing at the Racecourse. In addition to live horse racing at the Racecourse, Wyndham International simulcasts its live horse races to as many as 31 sites in California and as many as 450 sites in the remainder of the world. The Racecourse also acts as an off-track wagering facility, allowing patrons to wager on horse races at other tracks even when live horse racing is not being conducted at the Racecourse, by accepting simulcasts of horse races conducted throughout the United States, Canada, Mexico, Australia and Hong Kong.

INVESTMENTS IN PROPERTIES

     During the year ended December 31, 1997, Patriot acquired 41 hotels and four resort properties for approximately $1.3 billion. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility (and, prior to the Cal Jockey Merger, Old Patriot's line of credit facility), a $350 million term loan, the issuance of 5,629,172 OP Units valued at approximately $130 million, the issuance of 1,719,535 Paired Shares valued at approximately $38.5 million, the placement of approximately $237 million in new mortgage debt and the assumption of other mortgage debt in the amount of approximately $34.3 million.

     In July 1997, Patriot sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Cal Jockey Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $80.9 million (the "PaineWebber Land Sale"). These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. During 1997, six suitable hotels were acquired using the proceeds from this restricted account. Patriot retained ownership of the improvements located on the land, including the Racecourse and its related facilities.

     Simultaneous with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and Patriot entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. Patriot has subleased the Racecourse land and leased the related improvements to Wyndham International in order to permit Wyndham International to continue horseracing operations at the Racecourse through the term of Patriot's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In connection with the sale, Patriot assigned substantially all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold to the PaineWebber affiliate, and the PaineWebber affiliate assumed substantially all of Patriot's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. Pursuant to the agreement, Patriot is obligated to fund up to $10.25 million of development costs for new stables ($4 million of which Patriot has funded). The parties have the option to renew such leases upon their expiration under certain circumstances.

     In August 1997, Wyndham International purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $23.75 million in cash. The Buena Vista Palace Hotel was owned by a joint venture between Equitable Life Insurance Company, which owns a 55% interest and Hotel Venture Partners, Ltd., a Florida limited partnership ("HVP"), which owns a 45% interest. The loan is subordinated to a ground lease and a $50.3 million first leasehold mortgage loan. Patriot acquired an aggregate 95% equity interest in the hotel in January 1998 (see discussion below in "1998 Acquisitions and Mergers").

     In June 1997, Patriot loaned approximately $20.5 million to a partnership affiliated with members of CHC Lease Partners relating to the Doubletree Hotel in Glenview, Illinois. In July 1997, Patriot loaned approximately $25.6 million to another partnership affiliated with members of CHC Lease Partners, relating to the Sheraton Gateway Hotel in Miami (also known as the Sheraton River House Hotel). Additionally, Patriot purchased two additional loans from a financial institution on which partnerships affiliated with the members of CHC Lease Partners were borrowers for an aggregate purchase price of $57 million. Each of the four mortgage loans is secured by first priority liens on the respective hotels. In connection with such loans, Patriot entered into a short-term financing arrangement (the "Paine Webber Mortgage Financing") with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot $103 million to fund these transactions. In September and October 1997, Patriot, through the REIT Partnership and certain other subsidiaries, acquired the partnerships that own these four hotels.

BUSINESSES ACQUIRED

     In August 1997, the Companies acquired Grand Heritage Hotels, Inc. a hotel management and marketing company, and other Grand Heritage subsidiaries including Grand Heritage Leasing, L.L.C., which leased three hotels from Patriot (the "Grand Heritage Acquisition"). The total purchase price for the Grand Heritage Acquisition was approximately $22.5 million which was financed primarily through the issuance of 931,972 Class A preferred OP Units of the OpCo Partnership. Grand Heritage Hotels, Inc., directly and through certain of its subsidiaries, owns 17 management contracts, five of which are related to hotels leased by Wyndham International.

     Effective September 1, 1997, Patriot acquired the leasehold interests related to seven Patriot hotels which were previously leased by CHC Lease Partners and re-leased such hotels to Wyndham International. Prior to such acquisition, the management contracts with GAH-II, L.P. ("GAH"), an affiliate of CHC International, Inc. ("CHCI") and the Gencom American Hospitality group of companies ("Gencom"), along with the leaseholds related to the seven hotels were terminated. In a related transaction effective October 1, 1997, Patriot acquired one additional leasehold interest related to a Patriot hotel previously leased to CHC Lease Partners and re-leased such hotel to Wyndham International (and the hotel's management contract with CHCI was also terminated prior to the acquisition). The aggregate purchase price of the eight leasehold interests was approximately $52.8 million. Concurrently, Wyndham International purchased an approximate 50% managing, controlling ownership interest in GAH from affiliates of Gencom for a purchase price of approximately $13.9 million. These transactions were financed with approximately $644,000 of cash, and by issuing 2,388,932 paired OP Units of the REIT Partnership and the OpCo Partnership and 476,682 preferred OP Units of the OpCo Partnership.

     GAH, directly and through certain of its subsidiaries, owns 16 third-party management contracts, and certain other hospitality management assets. Concurrent with Wyndham International's purchase of its controlling interest in GAH, Wyndham International also entered into a Hospitality Advisory, Asset Management and Support Services Agreement with CHCI and GAH whereby Wyndham International will provide certain hospitality advisory, asset management and support services to certain CHCI and GAH subsidiaries for base fee aggregating approximately $750,000 per month plus a percentage of excess cash flows of the hotels.

STOCK SPLIT

     On January 30, 1997, the Board of Directors of Old Patriot declared a 2-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

     On July 10, 1997, the respective Boards of Directors of Patriot and Wyndham International declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

     Unless otherwise indicated, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Old Patriot Common Stock into 0.51895 Paired Shares issued in the Cal Jockey Merger and to reflect the impact of the 1.927-for-1 stock split. In addition, all references herein to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to Old Patriot's 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

     As a result of Old Patriot's 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor has been adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.


PATRIOT AMERICAN HOSPITALITY, INC.

Results of Operations: Quarter Ended December 31, 1997
     Compared with Quarter Ended December 31, 1996

     Patriot's Participating Lease revenue from the Lessees (including Wyndham International) for the three months ended December 31, 1997, increased 159% from $23,158,000 in 1996 to $59,889,000 in 1997. This increase is primarily due to the acquisition of 45 hotel properties during 1997. Patriot owns 91 hotel properties as of December 31, 1997 including two hotels that are separately owned through special purpose entities. Interest and other income increased from $188,000 in 1996 to $888,000 in 1997 which is primarily attributable to additional investments in mortgage notes receivable and interest and dividend income earned on cash investments. Additionally, for the three months ended December 31, 1997, Patriot reported $1,469,000 of income related to the lease of the Racecourse facility and land to Wyndham International.

     For the three months ended December 31, 1997 as compared to the same period for 1996, Patriot experienced similar increases in expenses as a result of the acquisition of hotels discussed above.

     General and administrative expenses were $3,575,000 for the three months ended December 31, 1997, compared to $1,227,000 for 1996. General and administrative expenses include the amortization of unearned stock compensation of $1,374,000 for 1997 and $438,000 for 1996. Additionally, Patriot incurred expenses of $90,000 in 1997 (none in 1996) associated with evaluating properties and companies to be acquired which were ultimately not purchased.

     Ground lease expense increased from $364,000 to $2,124,000 for the three months ended December 31, 1996 compared to the same period in 1997 as a result of acquisition of properties subject to existing ground leases.

     Real estate and personal property taxes and casualty insurance were $6,739,000 for the three months ended December 31, 1997, compared to $2,698,000 for the three months ended December 31, 1996.

     Interest expense for the three months ended December 31, 1997 was $19,023,000 compared to $2,899,000 in 1996. Patriot's outstanding debt obligations as of December 31, 1997 and 1996 were approximately $1,112,337,000 and $214,339,000, respectively. The primary components of interest expense for the three months ended December 31, 1997 are $10,325,000 of interest related to the Revolving Credit Facility and Term Loan, $6,419,000 of interest on mortgage notes and the Old Line of Credit, $1,416,000 of amortization of deferred financing costs and $863,000 of other interest related to other miscellaneous notes and commitments payable. Interest expense for the three months ended December 31, 1996 consists primarily of $2,587,000 of interest on the Old Line of Credit, $158,000 of amortization of deferred financing costs and $154,000 of other interest related to other miscellaneous notes and commitments payable. Additionally, Patriot capitalized interest totaling $1,064,000 and $91,000 for the three months ended December 31, 1997 and 1996, respectively, associated with major renovations of certain hotel properties.

     In connection with Patriot's acquisition of eight leasehold interests in 1997 for hotels that Patriot owns and leased to CHC Lease Partners, Patriot recognized expense of $10,679,000 related to the cost of acquiring these leasehold interests.

     Depreciation and amortization expense was $18,413,000 for the three months ended December 31, 1997 compared to $5,792,000 for the same period in 1996.

     Patriot's share of income from unconsolidated subsidiaries was $1,527,000 for the fourth quarter of 1997 compared to $1,468,000 for the fourth quarter of 1996.

     Minority's interest share of income in the REIT Partnership was $519,000 and $1,625,000 for the three months ended December 31, 1997 and 1996, respectively. Minority's interest share of income in Patriot's other consolidated subsidiaries was $306,000 for the fourth quarter of 1997 and $53,000 for the fourth quarter of 1996.

     As a result, the net income applicable to common shareholders was $2,395,000 for the three months ended December 31, 1997 and $10,156,000 for the three months ended December 31, 1996.

Results of Operations: Year Ended December 31, 1997
     Compared with Year Ended December 31, 1996

     Patriot's Participating Lease revenue from the Lessees (including Wyndham International) for the year ended December 31, 1997 increased 134% from $75,893,000 in 1996 to $177,659,000 in 1997. This increase is primarily due to the acquisition of 45 hotel properties during 1997. Patriot owns 91 hotel properties as of December 31, 1997 including two hotels that are separately owned through special purpose entities. Interest and other income increased from $600,000 in 1996 to $5,103,000 in 1997 which is primarily attributable to additional investments in mortgage notes receivable and interest and dividend income earned on cash investments. Additionally for the year ended December 31, 1997, Patriot reported $2,792,000 of income related to the lease of the Racecourse facility and land to Wyndham International.

     For the year ended December 31, 1997 as compared to the same period for 1996, Patriot experienced similar increases in expenses as a result of the acquisition of hotels discussed above.

     General and administrative expenses were $11,157,000 for the year ended December 31, 1997, compared to $4,500,000 for 1996. General and administrative expenses include the amortization of unearned stock compensation of $4,686,000 for 1997 and $1,068,000 for 1996. Additionally, Patriot incurred expenses of $1,068,000 in 1997 and $173,000 in 1996 associated with evaluating properties and companies to be acquired which were ultimately not purchased.

     Ground lease expense increased from $1,075,000 to $4,117,000 for the year ended December 31, 1996 compared to the same period in 1997.

     Real estate and personal property taxes and casualty insurance were $17,958,000 for the year ended December 31, 1997, compared to $7,150,000 for the year ended December 31, 1996.

     Interest expense for the year ended December 31, 1997 was $51,000,000 compared to $7,380,000 in 1996. Patriot's outstanding debt obligations as of December 31, 1997 and 1996 were approximately $1,112,337,000 and $214,339,000, respectively. The primary components of interest expense for the year ended December 31, 1997 are $33,750,000 of interest related to the Revolving Credit Facility and Term Loan, $12,585,000 of interest on mortgage notes and the Old Line of Credit, $2,581,000 of amortization of deferred financing costs and $2,084,000 of other interest related to other miscellaneous notes and commitments payable. Interest expense for the year ended December 31, 1996 consists primarily of $6,755,000 of interest on the Old Line of Credit, $431,000 of amortization of deferred financing costs and $194,000 of other interest related to other miscellaneous notes and commitments payable. Additionally, Patriot capitalized interest totaling $2,562,000 and $91,000 for the year ended December 31, 1997 and 1996, respectively, associated with major renovations of certain hotel properties.

     In connection with Patriot's acquisition of eight leasehold interests in 1997 for hotels that Patriot owns and leased to CHC Lease Partners, Patriot recognized expense of $54,499,000 related to the cost of acquiring these leasehold interests.

     Depreciation and amortization expense was $49,069,000 for the year ended December 31, 1997, compared to $17,420,000 for the same period in 1996.

     Patriot's share of income from unconsolidated subsidiaries was $6,015,000 for the year ended December 31, 1997, compared to $5,845,000 in 1996.

     Minority's interest share of income in the REIT Partnership was $1,713,000 and $6,767,000 for the year ended December 31, 1997 and 1996, respectively. Minority's interest share of income in Patriot's other consolidated subsidiaries was $1,674,000 in 1997 and $55,000 in 1996.

     Concurrent with the repayment of the Old Line of Credit, Patriot wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,910,000. This amount, net of $376,000 of minority interest share of the net loss, has been reported as an extraordinary item.

     As a result, net loss was $2,152,000 for the year ended December 31, 1997, compared to net income of $37,991,000 for the year ended December 31, 1996.

Results of Operations: Year Ended December 31, 1996
     Compared with the Period October 2, 1995 (inception of operations) through December 31, 1995

     Old Patriot completed its initial public offering of common stock on October 2, 1995 and commenced operations with the acquisition of 20 hotels. Because 1995 was a short fiscal year for Patriot, the operating results for the year ended December 31, 1996 are not directly comparable to 1995. For the year ended December 31, 1996, Patriot's Participating Lease revenue from the Lessees was $75,893,000, compared $10,582,000 in 1995. Interest and other income was $600,000 for the year ended December 31, 1996, compared to $513,000 in 1995. In 1995, interest and other income consisted primarily of interest earned on invested cash balances resulting from the net proceeds of the initial public offering.

     For the year ended December 31, 1996 as compared to the period October 2, 1995 (inception of operations) through December 31, 1995, Patriot experienced similar increases in expenses as a result of the short fiscal year for Patriot in 1995, as discussed above.

     General and administrative expenses were $4,500,000 for the year ended December 31, 1996, compared to $607,000 for 1995. General and administrative expenses include the amortization of unearned stock compensation of $1,068,000 for 1996 and $71,000 for 1995.

     Ground lease expense totaled $1,075,000 in 1996 (none in 1995).   Real
estate and personal property taxes and insurance was $7,150,000 for 1996, compared to $901,000 for 1995

     Patriot reported $7,380,000 of interest expense for the year ended December 31, 1996, compared to $89,000 in 1995. Patriot's outstanding debt obligations as of December 31, 1996 and 1995 were approximately $214,339,000 and $9,500,000, respectively. Interest expense in 1996 consisted primarily of $6,755,000 of interest incurred on the Revolving Credit Facility, the Old Line of Credit and mortgage note balances outstanding and $431,000 of amortization of deferred financing costs. Interest expense in 1995 consisted of $62,000 of interest incurred on the Old Line of Credit balance and $27,000 of amortization of deferred financing costs.

     Depreciation and amortization expense was $17,420,000 for 1996, compared to $2,590,000 for 1995.

     Patriot's share of income from unconsolidated subsidiaries was $5,845,000 in 1996, compared to $156,000 in 1995.

     Minority interest's share of income of the REIT Partnership was $6,767,000 for the year ended December 31, 1996, compared to $968,000 in 1995. Minority interest's share of income of other consolidated Patriot subsidiaries was $55,000 for 1996 (none in 1995).

     Patriot reported extraordinary losses in 1995 totaling $737,000 (net of the minority interest share of the loss) related to the pay-off of assumed mortgage debt on hotel properties acquired.

     As a result, net income was $37,991,000 for the year ended December 31, 1996, compared to net income of $5,359,000 for the period October 2, 1995 (inception of operations) through December 31, 1995.


WYNDHAM INTERNATIONAL, INC.

     As of December 31, 1997, Wyndham International (formerly known as Patriot Operating Company, or, prior to the Cal Jockey merger, Bay Meadows) leases 55 hotels from Patriot, managing 31 of those hotels, and manages 12 hotels for third parties. In addition, Wyndham International operates the Bay Meadows Racecourse. Subsequent to the Cal Jockey Merger in July 1997, the major portion of the revenues of Wyndham International and Patriot have been derived from the leasing and operation of hotels.

Results of Operations: Six Months Ended December 31, 1997

     Concurrent with the closing of the Cal Jockey Merger, Wyndham International began leasing four hotels from the REIT Partnership and commenced its hotel management operations on July 1, 1997. During the remainder of the period Wyndham International acquired the leases for 51 additional Patriot hotels. In addition, Wyndham International acquired the hotel management operations of Grand Heritage Hotels, Inc. and an approximate 50% controlling ownership interest in GAH.

     For the six months ended December 31, 1997, Wyndham International had room revenues of $95,095,000 from the 55 hotels it leased during the period. Food and beverage and telephone and other revenues were $72,632,000 for the period. In addition, Wyndham International reported management fee and service fee income of $7,088,000 for the six months ended December 31, 1997. Interest and other income for the period includes $1,103,000 of interest income related to the Subscription Notes.

     Participating Lease payments and hotel operating expenses were $50,626,000 and $121,184,000, respectively. Direct operating costs of the management company and service department were $1,216,000 for the period.

     Total revenues from the Racecourse facility operations (including interest and other income) were $26,344,000 for the six months ended December 31, 1997. Total costs and expenses associated with the Racecourse operations (including marketing costs, general and administrative expenses and depreciation and amortization expenses) were $24,245,000 for the six months ended December 31, 1997.

     Minority interest's share of loss in the OpCo Partnership was $29,000 for the six months ended December 31, 1997. Minority interest's share of loss in Wyndham International's other consolidated subsidiaries was $59,000 in 1997.

     As a result, the net loss was $20,000 for the six months ended December 31, 1997.

STATISTICAL INFORMATION

     During 1997, Patriot's portfolio of 91 owned hotels experienced strong growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 8.9_% and 7.2%, respectively, while occupancy remained relatively stable. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current strength of market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for Patriot's 91 owned hotels as of December 31, 1997 and 1996 as if the hotels were owned at the beginning of the periods presented.

                                                Occupancy                         ADR                             REVPAR
                                         ----------------------       ---------------------------        --------------------------
                                           1997          1996           1997              1996               1997          1996
                                         --------      --------       ---------         ---------         --------        ---------
Hotels owned and leased to Wyndham
 International........................       69.7%         70.0%      $  103.58         $   94.61         $  72.20        $   66.18

Hotels leased to third party Lessees..       67.8          70.0           84.68             78.32            57.43            55.15
Unconsolidated subsidiaries...........       69.3          73.0          116.57            113.22            80.76            82.60
                                         --------      --------       ---------         ---------         --------        ---------
 Weighted average.....................       61.9%         70.2%      $   98.28         $   90.22         $  67.91        $   63.34



COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     The Companies' principal source of cash to fund operating expenses and distributions to its shareholders is cash flow provided by operating activities. Patriot's principal source of revenue is rent payments from the Lessees and Wyndham International under the Participating Leases. Wyndham International's principal source of cash flow is from the operation of the hotels it leases. The Lessees' and Wyndham International's ability to make the rent payments to Patriot is dependent upon their ability to efficiently manage the hotels and generate sufficient cash flow from operation of the hotels.

     Combined cash and cash equivalents as of December 31, 1997 were $47.4 million, including capital improvement reserves of $5 million. Combined cash flows from operating activities of the Companies were $108.1 million for the year ended December 31, 1997, which represent a combination of the collection of rents under Participating Leases with third party Lessees and cash flows generated by the hotels operated by Wyndham International.

     Cash and cash equivalents for Patriot as of December 31, 1996 was $6.6 million, including capital improvement reserves of $2.5 million. Cash flows from operating activities of Patriot were $61.2 million for the year ended December 31, 1996, which primarily represent the collection of rents under Participating Leases.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     During 1997, the Companies continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered and unregistered securities.

     Combined cash flows used in investing activities of the Companies were $1.2 billion for the year ended December 31, 1997, resulting primarily from the merger and acquisition of hotel properties and management companies and the renovation expenditures at certain hotels. Combined cash flows from financing activities of $1.1 billion for the year ended December 31, 1997 were primarily related to borrowings on the Revolving Credit Facility, the Term Loan and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions.

     Patriot's cash flows used in investing activities were $419.7 million for the year ended December 31, 1996, resulting primarily from the acquisition of hotel properties. Cash flows from Patriot's financing activities of $360.3 million for the year ended December 31, 1996 were primarily related to borrowings on the Old Line of Credit and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions.

     On July 21, 1997, the Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders for a 3-year unsecured revolving line of credit (the "Revolving Credit Facility"). The original Revolving Credit Facility commitment was in the amount of $700 million. In December 1997, the credit agreement was amended and the commitment amount was increased to $900 million. Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under Old Patriot's secured line of credit with Paine Webber Real Estate (the "Old Line of Credit"). The Revolving Credit Facility may also be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Companies' leverage ratio). The weighted average interest rate in effect for the Revolving Credit Facility for the period ended December 31, 1997 was 7.63% per annum.

     In December 1997, Patriot entered into a $350 million unsecured term loan (the "Term Loan") with Paine Webber Real Estate and Chase which matures January 31, 1999. The Term Loan was used to finance payments made in connection with the acquisition of certain properties and has an interest rate equal to the interest rate on the Revolving Credit Facility.

     The Companies have entered into three interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $375 million of the Revolving Credit Facility and Term Loan. Each of the interest rate swaps covers $125 million of borrowings under the Revolving Credit Facility and fixes the LIBOR portion of the Revolving Credit Facility interest rate at 6.09%, 6.255%, and 6.044%, respectively. The interest rate swap arrangements expire November 2002.

     In August 1997, the Companies completed a public offering of 10,580,000 Paired Shares of common stock (including 1,380,000 Paired Shares issued upon exercise of the underwriters' over-allotment option). The net proceeds of this offering (less the underwriters' discount and expenses) of approximately $209.8 million were used primarily to reduce the outstanding debt under the Revolving Credit Facility.

     On November 7, 1997, Patriot entered into two forward sale transactions with The Chase Manhattan Bank in the aggregate principal amount of $275 million. The terms of the transactions provide that on June 2, 1998, either Chase will be obligated to pay Patriot or Patriot will be obligated to pay Chase a cash settlement amount based on the then current yield on 10-year U.S. Treasury Notes. The forward sale transactions cover principal amounts of $175 million with a forward yield of 6.0% and $100 million with a forward yield of 5.995%.
If the index price of the securities on June 1, 1998 is greater than the "Forward Price" (which is to be calculated based on the forward yield rate and the economic variables applicable to 10-year U.S. Treasury Notes), Patriot will be obligated to pay Chase a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount. If the index price is less than the Forward Price, Chase will be obligated to pay Patriot a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount.

     On November 13, 1997, pursuant to a letter agreement dated September 30, 1997, the Companies sold 1,000,033 paired shares to PaineWebber (the "PaineWebber Direct Placement") for a purchase price per paired share of $27.6875, or aggregate consideration of $27.7 million. In addition, pursuant to a letter agreement dated September 30, 1997, the Companies sold 1,000,000 paired shares to LaSalle Advisors Limited Partnership ("LaSalle"), as agent for certain clients of LaSalle (the "LaSalle Direct Placement"), at a purchase price per paired share of $27.625, or aggregate consideration of $27.6 million.

     On September 30, 1997, the Companies exercised their right to call 2,000,033 OP Units in each of the Patriot Partnerships held by The Morgan Stanley Real Estate Fund, L.P. and certain related entities (the "Morgan Stanley Call"). The exercise price on the Morgan Stanley Call was $25.875 per pair of OP Units. The Morgan Stanley Call was funded with the proceeds of the PaineWebber Direct Placement and the LaSalle Direct Placement.

     On December 31, 1997, the Companies sold 3,250,000 unregistered Paired Shares to UBS Limited, an English corporation, for a purchase price per Paired Share of $28.8125, or aggregate consideration of approximately $93.6 million. In connection with this private placement, the Companies also entered into an agreement with Union Bank of Switzerland, London Branch ("UBS") which provides for an adjustment of the purchase price of the Paired Shares as of a specific date. Because the Companies must periodically increase their equity base to maintain financial flexibility and continue with their growth strategy, management may utilize private placements of equity, in conjunction with a price adjustment mechanism, as a means for the Companies to raise capital, while also retaining the opportunity to adjust the pricing of the equity issuance during the term of the agreement. The price adjustment agreement with UBS provides that if the aggregate return on the 3,250,000 Paired Shares issued does not exceed the calculated forward yield (which is based upon the three-month LIBOR rate plus 1.40%) as measured from time to time, the Companies will be required to issue to UBS additional Paired Share with a market value equivalent to the yield deficiency. Conversely, if the aggregate return on the issued shares is in excess of the calculated forward yield, a portion of the Paired Shares originally issued by the Companies will be returned. In addition, the Companies are required to register Paired Shares with the Securities and Exchange Commission to settle its obligations under the agreement. Under certain market conditions, UBS has the right to accelerate the settlement of all or a portion of the transaction. The final settlement date is December 31, 1998. As of December 31, 1997, the private placement of Paired Shares is accounted for as equity and any subsequent adjustments in the share price will be reflected as an adjustment to equity. Such early settlements may force the Companies to issue Paired Shares at a depressed price to satisfy their obligation under the Forward Contract. UBS-LB may also accelerate the settlement of the entire transaction upon certain events of default under the Companies' indebtedness.

     Additionally, in connection with a private placement of 4,900,000 Paired Shares to NMS Services, Inc. ("NMS"), an affiliate of NationsBanc Montgomery Securities LLC, the Companies entered into a Purchase Price Adjustment Mechanism Agreement, dated as of February 26, 1998, with NMS (the "Price Adjustment Agreement"), pursuant to which the parties agreed to adjust the purchase price of the 4,900,000 Paired Shares on or prior to February 26, 1999 by the difference between (i) the market price for the Paired Shares at the time of the settlement and (ii) a reference price (the "Reference Price") based on the closing price for the Paired Shares on February 25, 1998 plus a forward accretion, minus an adjustment to reflect distributions on the Paired Shares during the transaction period (such difference, the "Price Difference"). If the Price Difference is positive, NMS agrees to deliver Paired Shares to the Companies equal in value to the aggregate Price Difference. If the Price Difference is negative, the Companies agree to deliver cash or additional Paired Shares equal in value to the aggregate Price Difference to NMS. In the event that the market price for the Paired Shares at the time of settlement is lower than the Reference Price, the Companies will have to deliver cash or additional Paired Shares to NMS, which would have diluting effects on the equity stock of the Companies. Additionally, under certain adverse market conditions, NMS has the right to accelerate the settlement of all or a portion of the obligation under the Price Adjustment Agreement. Such early settlements may force the Companies to issue Paired Shares at a depressed price, which may heighten the diluting effects. NMS may also accelerate the settlement of the entire transaction upon certain events of default under the Companies indebtedness.

     Management believes that the Paired Shares have been undervalued in the public markets since late 1997, primarily because of concerns regarding the integration of the Companies' various acquisitions and possible legislative action which may affect the paired share structure. Accordingly, management of Patriot and Wyndham International has been generally unwilling to publicly issue common equity at current price levels. Because the Companies must periodically increase their equity base to maintain financial flexibility and continue their growth strategy, management has utilized private placements of Paired Shares coupled with price adjustment mechanisms as a means for the Companies to raise needed equity capital, while also retaining the opportunity to re-price the equity issuance during the term of the price adjustment agreement.

     As of March 25, 1998, the Companies had approximately $815 million outstanding under the Revolving Credit Facility and $350 million outstanding on the Term Loan. As of such date, Patriot also had over $400 million of mortgage debt outstanding that encumbered 23 hotels, resulting in total indebtedness of approximately $1.6 billion. As of March 25, 1998, the availability of funds, under the Revolving Credit Facility is approximately $75 million.

     The Companies have obtained a commitment to amend the existing Revolving Credit Facility to, among other things, provide approx. $1.45 billion in additional financing. In addition, the Companies are evaluating other permanent sources of capital, including the issuance of equity and long-term debt. It is expected that additional common or preferred equity offerings will be used both to acquire hotel properties and to limit the Companies' overall debt to market capitalization ratio.

1998 ACQUISITIONS AND MERGERS

Wyndham Hotel Corporation

     On April 14, 1997, Old Patriot entered into a merger agreement with Wyndham Hotel Corporation ("Old Wyndham") which was later ratified by Patriot and Wyndham International, (the "Wyndham Merger Agreement") which provided for the merger of Old Wyndham with and into Patriot (the "Wyndham Merger"), with Patriot being the surviving company. Concurrently, Old Patriot and CF Securities, L.P. ("CF Securities"), the principal stockholder of Old Wyndham, entered into a stock purchase agreement (the "Stock Purchase Agreement"). The Merger Agreement generally provided for the conversion of each outstanding share of common stock, par value $0.01 per share, of Old Wyndham (the "Old Wyndham Common Stock"), other than shares as to which the holder thereof elected to receive cash (subject to proration), into the right to receive 1.372 Paired Shares (the "Exchange Ratio"). The Wyndham Merger Agreement provided that, in lieu of receiving Paired Shares in the Wyndham Merger, stockholders of Old Wyndham could elect to receive cash (such election being referred to herein as a "Cash Election" and such cash being referred to herein as "Cash Consideration") for all or any portion of their shares of Old Wyndham Common Stock in an amount per share equal to $42.80, subject to an aggregate availability of $100 million of cash for all Cash Elections (including a Cash Election by CF Securities pursuant to the Stock Purchase Agreement).

     In November 1997, in connection with its merger with Patriot, Old Wyndham commenced a fixed spread cash tender offer for all $100 million of its outstanding 10 1/2% Senior Subordinated Notes due 2006 (the "Notes") and commenced a solicitation of consents of a majority of the holders of the Notes to eliminate or modify certain covenants and other provisions contained in the indenture under which the Notes were issued. The purchase price for Notes validly tendered and accepted for purchase was an amount based on a yield to the first redemption date equal to a 75 basis point spread over the yield of the 6 1/2% U.S. Treasury Note due May 31, 2001 as of 3:00 p.m., EST, on the second business day immediately preceding the expiration date of the tender offer, less a consent payment of $20.00 per $1,000 principal amount. The tender offer expired at Midnight, EST, on Friday, January 2, 1998.

     On January 5, 1998, the Wyndham Merger was consummated. As a result of the Wyndham Merger, Patriot acquired Old Wyndham's portfolio of owned, leased or managed hotels consisting of 98 hotels operated by Old Wyndham (including 16 Patriot hotels which were managed by Old Wyndham), as well as eight franchised hotels, which in the aggregate contain approximately 25,900 rooms. The total purchase consideration of approximately $982 million consisted of 21,594,188 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339 million to repay debt and pay Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Revolving Credit Facility), and the assumption of approximately $54 million in debt.

WHG Casinos & Resorts, Inc

     On September 30, 1997, Patriot, Wyndham International and WHG Casinos & Resorts Inc. ("WHG") entered into an Agreement and Plan of Merger (the "WHG Merger Agreement") providing for the merger of a newly formed subsidiary of Wyndham International with and into WHG with WHG being the surviving corporation (the "WHG Merger"). On January 16, 1998, the WHG Merger was consummated. As a result of the WHG Merger, Wyndham International acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico, as well as a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger (valued at approximately $138 million). In addition, Wyndham International assumed WHG's outstanding debt of approximately $21.3 million.

     In January 1998, Patriot, through the REIT Partnership, acquired the 173-room Holiday Inn in Beachwood, Ohio for an aggregate purchase price of
approximately $14.5 million.   In addition, Patriot acquired an aggregate 95%
equity interest in the Buena Vista Palace Hotel in Orlando, Florida for a total purchase price of approximately $141.6 million, including the assumption of approximately $50.3 million of indebtedness. As part of the agreement, Patriot was also granted an option to acquire the remaining 5% equity interest in the hotel.


POTENTIAL ACQUISITIONS

CHC International, Inc.

     The Companies and CHC International, Inc. ("CHCI") have entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Wyndham International with Wyndham International being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the second quarter of 1998. As a result of the CHCI Merger, Wyndham International, through its subsidiaries, will acquire the remaining 50% investment interest in GAH, the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, leased by Wyndham International, 12 third-party management contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Wyndham has also agreed to provide CHCI with a $7 million line of credit until such time as the CHCI Merger is completed. By operation of the CHCI Merger, all issued and outstanding common stock of CHCI will be exchanged for approximately 4,396,000 shares of Wyndham International preferred stock, subject to certain adjustments.

Interstate Hotels Company

     On December 2, 1997, Patriot, Wyndham International and Interstate Hotels Company ("Interstate") entered into an Agreement and Plan of Merger (the "Interstate Merger Agreement") providing for the merger of Interstate with and into Patriot (the "Interstate Merger") with Patriot being the surviving company. Pursuant to the Interstate Merger Agreement, stockholders of Interstate will have the right to elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances (the "Interstate Cash Consideration"), or (ii) a number of Paired Shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio"). After the elections are made by stockholders of Interstate, proration will be used to ensure that 40% of the outstanding shares of Interstate common stock will be converted into the right to receive Interstate Cash Consideration and that the remaining 60% of the outstanding shares of Interstate common stock will be converted into the right to receive Paired Shares at the Interstate Exchange Ratio, subject to adjustment in certain circumstances for the exercise of dissenters' rights. Patriot will also assume or refinance all of Interstate's existing indebtedness, which totaled approximately $800 million as of December 31, 1997. In addition, Patriot will buy out or assume certain options to purchase Interstate common stock held by certain Interstate employees and directors, and will assume certain severance obligations in connection with the Interstate Merger. "The special meetings of the stockholders of Patriot, Wyndham International and Interstate at which approval of the Interstate Merger will be sought were originally scheduled for March 30, 1998. On March 30, 1998, Patriot, Wyndham International and Interstate each adjourned their respective stockholders' meetings to April 2, 1998 at 1:00 p.m. (CST). Patriot, Wyndham International and Interstate elected to convene and then adjourn their respective stockholders' meetings without a formal vote so as to permit additional time to negotiate with Marriott International, Inc. ("Marriott") relating to certain issues Marriott has raised concerning Marriott-branded hotels owned by Interstate. While Patriot and Marriott had entered into a non-binding letter agreement in December 1997 regarding these matters, on March 30, 1998, Marriott filed a lawsuit in the United States District Court for the District of Maryland seeking to enjoin the Interstate Merger until Interstate complies with certain rights of notification and first refusal which Marriott alleges would be triggered by the Interstate Merger."

     On March 23, 1998, the Companies announced that Interstate shareholders receiving Paired Shares in the Interstate Merger will be entitled to receive Patriot's regular quarterly dividend of $0.32 per share for the first quarter of 1998 and will be entitled to participate with all other Patriot shareholders in a special distribution of accumulated earnings and profits from Patriot's acquisition of Old Wyndham.

Arcadian International PLC

     On January 20, 1998, Patriot announced in the United Kingdom its intention to proceed with a takeover of Arcadian International PLC ("Arcadian"), a company listed on the London Stock Exchange, for cash consideration totaling (Pounds)92 million (or approximately $152 million at the exchange rate on February 5, 1998) (the "Arcadian Acquisition"). Arcadian is an owner, developer and operator of hotels in the United Kingdom and continental Europe. Arcadian's portfolio currently includes 12 hotels with a total of approximately 724 rooms throughout the United Kingdom, as well as interests held in joint ventures with third parties. In connection with the Arcadian

Acquisition, Patriot will assume or refinance all of Arcadian's existing indebtedness, which totaled approximately $77 million as of February 5, 1998.

     Patriot has also entered into agreements with the shareholders of Malmaison Limited ("Malmaison"), a joint venture in which Arcadian holds a 34.6% interest, to acquire the remaining interests in Malmaison not currently owned by Arcadian for an aggregate of approximately $58.1 million, including the assumption of approximately $23.6 million of indebtedness (the "Malmaison Acquisition"). In connection with the Malmaison Acquisition, Patriot expects to acquire (i) two hotels currently owned by Malmaison and one hotel which Malmaison has agreed to acquire and (ii) two additional hotels currently under development by Malmaison.

Golden Door Spa

     In February 1998, the Companies signed a purchase contract to acquire the Golden Door Spa in Escondido, California for a purchase price of approximately $28 million. The purchase price is to be paid with a combination of cash, OP Units of the Operating Partnerships and a short-term note.

SF Hotel Company, L.P.

     On March 17, 1998, the Companies entered into an agreement to acquire all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $170 million. The purchase price is to be paid with a combination of cash and issuance of a total of approximately 4,590,000 OP Units of the Operating Partnerships and/or Paired Shares (the "Summerfield Acquisition"). The final transaction price is subject to adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria for the Summerfield portfolio through 2001. As a result of the Summerfield Acquisition, the Companies will acquire four Summerfield Suites/(R)/ hotels and lease or manage 33 Summerfield Suites/(R)/ and Sierra Suites hotels/(R)/.

     As part of its ongoing business, the Companies continually engage in discussions with public and private real estate entities, including, without limitation, current lessees of Patriot's hotels, regarding possible portfolio or single asset acquisitions, as well as the acquisition of hotel leasing and management operations. No assurances can be made that the Companies will acquire any such acquisition opportunities.

RENOVATIONS AND CAPITAL IMPROVEMENTS

     During 1997, the Companies completed approximately $82.2 million in total capital improvements and renovations on various hotel properties. Approximately $56.9 million of the total capital costs related to significant renovations at certain of the hotel properties. These major renovations included upgrading the quality of the furniture and fixtures in guest rooms, public meeting space and lobby areas as well as adding additional rooms to certain of the hotels. Patriot completed over $13.5 million of capital improvements during 1996 as well as commenced and completed renovations at certain of the hotels. During 1996, approximately $11.1 million of total capital improvement expenditures were related to significant renovations at certain of the hotel properties which included upgrading the rooms, public meeting space and lobby areas.

     During 1997 for the 91 hotels owned as of December 31, 1997, Patriot has incurred over $56.9 million related to renovations or completion of renovations at a number of the hotels. Total renovations include approximately $22.9 million related to the completion of major additions and renovations begun during 1996 at the Tremont House in Boston, Massachusetts; the Wyndham Resort & Spa in Fort Lauderdale, Florida; and the WestCoast Long Beach Hotel and Marina in Long Beach, California. The renovation of the Tremont House in Boston included the construction of 32 additional guest rooms. Additionally, major renovations of approximately $12.4 million began in late 1996 and have been completed at the Holiday Inn - Miami Airport in Miami, Florida and the Holiday Inn in Des Plaines, Illinois (both of which have now been converted to Doubletree brands); and the Doubletree Hotel in Tallahassee, Florida. Renovations are in process and expected to be completed during 1998 on the Doubletree Hotel at Allen Center in Houston, Texas; the Radisson Hotel in Northbrook, Illinois; the Radisson Hotel in Overland Park, Kansas; the Doubletree Guest Suites Hotel (formerly Luxeford Suites Hotel) in Minneapolis, Minnesota, the Peachtree Conference Center in Atlanta, Georgia and the Pickwick Hotel in San Francisco, California (approximately $9.5 million was incurred as of December 31, 1997).

     During 1998, management has budgeted over $188 million in capital improvements and renovations of hotel properties to complete renovation of hotels commenced in 1997 (discussed above), and to continue the enhancement of existing hotels and hotels recently acquired.

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

     The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through the capital expenditure reserves, the Revolving Credit Facility or other financing sources or with working capital.

PROPOSED LEGISLATION AFFECTING THE PAIRED SHARE STRUCTURE

     Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Internal Revenue Code (the "Code"). Section 269B(a)(3) would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation whose activities are inconsistent with REIT status, such as Wyndham International. The "grandfathering" rules governing Section 296B generally provide, however, that Section 296B(a)(3) does not apply to a paired REIT if the REIT and the paired operating company were paired on June 30, 1983. Patriot's and Wyndham International's respective precedessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger or otherwise.

     Patriot's exemption from the anti-pairing rules could be lost, or its ability to utilize the paired structure could be revoked or limited, as a result of future legislation. In this regard, on February 2, 1998, the Department of Treasury released an explanation of the revenue proposals included in the Clinton Administration's fiscal 1999 budget (the "Tax Proposals"). The Tax Proposals, among other things, include a freeze on the grandfathered status of paired share REITs such as Patriot. Under the Tax Proposals, Patriot and Wyndham International would be treated as one entity with respect to properties acquired on or after the date of the first Congressional committee action with respect to such proposal and with respect to activities or services relating to such properties that are undertaken or performed by one of the paired entities on or after such date. The Tax Proposals would also prohibit REITs from holding stock of a corporation possessing more than 10% of the vote or value of all classes of stock of the corporation. This proposal would be effective with respect to the stock acquired on or after the date of first Congressional committee action with respect to the proposal; provided that the proposal would not apply to stock acquired before such effective date if, on or after such date, the subsidiary corporation engaged in a new trade or business or acquired substantial new assets.

     On March 26, 1998, William Archer, Chairman of the Ways and Means Committee of the United States House of Representatives and William V. Roth, Jr., Chairman of the Finance Committee of the United States Senate, introduced identical legislation (the "Proposed Legislation") in both the House of Representatives and the Senate to limit this "grandfathering rule." Under the Proposed Legislation, the anti-pairing rules provided in the Code would apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham International, or a subsidiary or partnership in which 10% or greater interest is owned by Patriot or Wyndham International (collectively, the "REIT Group"), unless (1) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (2) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the Proposed Legislation also provides that a property held by Patriot or Wyndham International that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substantial basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham International. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

     The above discussion is based solely on the Tax Proposals and the Proposed Legislation. The Proposed Legislation will not become effective unless it is duly passed by Congress and signed by the President. It is impossible at this time to determine all of the ramifications which could result from enactment of the Proposed Legislation. However, Patriot believes that the previously announced and pending acquisitions of Interstate, Arcadian and Summerfield are unaffected by the Proposed Legislation and expects that such acquisitions will be completed as currently scheduled.

YEAR 2000

     The approach of the year 2000 has created a challenging problem for many companies. The problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Companies' computer programs that have time-sensitive software may recognize the "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Companies are conducting comprehensive reviews of their computer systems to identify the systems that could be affected by the year 2000 and are developing an implementation plan to resolve the issue. Required modifications to existing software and conversions to new software are in progress to correct identified problems. Management anticipates that the year 2000 will not pose significant operations problems for the Companies once these modifications and conversions are completed.

INFLATION

     Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit Wyndham International's and the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

     The hotel industry is seasonal in nature. Revenues for certain of Patriot's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Patriot Companies' revenues.

FUNDS FROM OPERATIONS

     Combined Funds from Operations of the Companies (as defined and computed below) was $33.4 million for the three months ended December 31, 1997 and $18.3 million for the three months ended December 31, 1996. Combined Funds from Operations of the Companies was $111.5 million for the year ended December 31, 1997 and $64.5 million for the year ended December 31, 1996.

     Management considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, amortization of goodwill and amortization of management contracts and trade names, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. The Companies have also made certain adjustments to Funds from Operations for real estate related amortization and the write off of certain lease costs. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

     The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended December 31, 1997 and 1996:


                                                                         Three Months Ended
                                                                            December 31,
                                                                   -------------------------------
                                                                         1997            1996
                                                                     -----------     -----------
                                                                           (in thousands)
     Net income..............................................          $ 1,666          $10,156
     Add:
       Minority interest in the Operating Partnerships.......              375            1,625
       Depreciation of buildings and improvements and
          furniture, fixtures and equipment..................           17,155            5,763
       Amortization of goodwill..............................            1,135               --
       Amortization of management contracts and trade names..            1,227               --
       Amortization of franchise fees........................               22               22
       Amortization of capitalized lease costs...............               --               40
       Cost of acquiring leaseholds..........................           10,679               --
     Adjustment for Funds from Operations of
       unconsolidated subsidiaries:
       Equity in earnings of unconsolidated subsidiaries.....           (1,527)          (1,468)
       Funds from Operations of unconsolidated subsidiaries..            2,698            2,196
                                                                       -------          -------
     Funds from Operations...................................          $33,430          $18,334
                                                                       =======          =======
     Weighted average shares and OP Units outstanding:
       Basic.................................................           82,030           50,131
                                                                       =======          =======
       Diluted...............................................           84,600           51,076
                                                                       =======          =======


  The following reconciliation of net income (loss) to Funds from Operations illustrates the difference between the two measures of operating performance for the year ended December 31, 1997 and 1996:

                                                                            Year Ended
                                                                            December 31,
                                                                   -------------------------------
                                                                         1997            1996
                                                                     -----------     -----------
                                                                           (in thousands)
     Net (loss) income.......................................        $ (2,172)          $37,991
     Add:

       Extraordinary loss from early extinguishment of debt..           2,534                --
       Minority interest in the Operating Partnerships.......           1,684             6,767
       Depreciation of buildings and improvements and
          furniture, fixtures and equipment..................          47,694            17,302

       Amortization of goodwill..............................           1,851                --
       Amortization of management contracts and trade names..           1,696                --
       Amortization of franchise fees........................              88                88
       Amortization of capitalized lease costs...............             102               116
       Cost of acquiring leaseholds..........................          54,499                --
     Adjustment for Funds from Operations of unconsolidated
       subsidiaries:
       Equity in earnings of unconsolidated subsidiaries.....          (6,015)           (5,845)
       Funds from Operations of unconsolidated subsidiaries..           9,581             8,044
                                                                     --------           -------
     Funds from Operations...................................        $111,542           $64,463
                                                                     ========           =======
     Weighted average shares and OP Units outstanding:
       Basic.................................................          64,160            41,662
                                                                     ========           =======
       Diluted...............................................          65,981            42,200
                                                                     ========           =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

     The information called for by this Part III is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in the Companies' definitive joint proxy statement for the annual meeting of stockholders of Patriot and Wyndham International to be held May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-57. The following financial statement schedules are included herein at pages F-51 through F-57:

    Schedule III - Real Estate and Accumulated Depreciation for Patriot American
                   Hospitality, Inc.
    Schedule IV  - Mortgage Loans on Real Estate for Patriot American
                   Hospitality, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b) Reports on Form 8-K for the quarter ended December 31, 1997:

    Joint Current Report on Form 8-K, dated September 30, 1997 was filed with the Securities and Exchange Commission on October 14, 1997 (and amended October 28, 1997) with respect to Patriot's acquisition of ten hotels from affiliates of Gencom and CHCI, Patriot's acquisition of eight leasehold interests from affiliates of CHC Lease Partners, Wyndham International's acquisition of an approximately 50% ownership interest in GAH and the execution of the merger agreement between Patriot, Wyndham International and CHCI.

    Joint Current Report on Form 8-K, dated September 30, 1997 was filed with the Securities and Exchange Commission on November 12, 1997 with respect to the execution of the merger agreement between Patriot, Wyndham International and WHG Resorts & Casinos Inc.

    Joint Current Report on Form 8-K, dated December 2, 1997 was filed with the Securities and Exchange Commission on December 4, 1997 with respect to the execution of the merger agreement between Patriot, Wyndham International and Interstate Hotels Company.

    Joint Current Report on Form 8-K, dated December 10, 1997 was filed with the Securities and Exchange Commission on December 10, 1997 with respect to Patriot's acquisition of certain hotels.

(c)    Exhibits:

 Exhibit
   No.                          Description
-------------------------------------------------------------------------------
    3.1 Amended and Restated Certificate of Incorporation of Patriot American Hospitality, Inc. ("Patriot"), incorporated by reference to Exhibit 3.1 to Patriot's and Wyndham International, Inc.'s Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).
    3.2  Amended and Restated Bylaws of Patriot (filed herewith)
    3.3 Amended and Restated Certificate of Incorporation of Wyndham International, Inc. ("Wyndham International"), (formerly known as Patriot American Hospitality Operating Company) incorporated by reference to Exhibit 3.3 to Patriot's and Wyndham International's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).
    3.4  Amended and Restated Bylaws of Wyndham International (filed herewith).
    3.5 Certificate of Designations, Preferences and Rights of Patriot Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.5 to Patriot's and Wyndham International's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-01
    4.1 Agreement (the "Pairing Agreement"), dated as of February 17, 1983 and as amended February 18, 1988, between Bay Meadows Operating Company ("Bay Meadows") and California Jockey Club ("Cal Jockey") (formerly known as Bay Meadows Realty Enterprises, Inc.), as amended, incorporated by reference to Exhibit 4.3 to Cal Jockey's and Bay Meadows' Registration Statement on Form S-2, and to Exhibit 4.2 to Cal Jockey's and Bay Meadows' Annual Report on Form 10-K for the year ended December 31, 1987 (Nos. 001-09319 and 001-09320).
    4.2  Amendment No. 2 to the Pairing Agreement, incorporated by reference to
         Exhibit 4.2 to Patriot's and Patriot American Hospitality Operating Company's ("Patriot Operating Company") Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
    4.3  Amendment No. 3 to the Pairing Agreement, incorporated by reference to
         Exhibit 4.3 to Patriot's and Wyndham International's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-01).
    4.4 Cooperation Agreement, dated as of December 18, 1997, between Patriot and Wyndham International, incorporated by reference to Exhibit 4.4 to Patriot's and Wyndham International's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-01).
   10.1 Agreement and Plan of Merger, dated as of February 24, 1997, as amended and restated as of May 28, 1997, by and among Patriot, Patriot American Hospitality Partnership, L.P., Cal Jockey and Bay Meadows, incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).
   10.2 Agreement and Plan of Merger, dated as of April 14, 1997, between Patriot and Wyndham Hotel Corporation (the "Wyndham Merger Agreement"), incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
   10.3 Amendment No. 1 to Wyndham Merger Agreement, dated as of November 3, 1997, incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Patriot's and Patriot Operating Company's Joint Registration Statements on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
   10.4 Amendment No. 2 to Wyndham Merger Agreement, dated as of December 9, 1997, incorporated by reference to Annex S-A to the Joint Proxy Statement/Prospectus included in Patriot's and Patriot Operating Company's Post-Effective Amendment to Form S-4 filed December 10, 1997 (Nos. 333-39875 and 333-39875-01).
   10.5 Agreement and Plan of Merger, dated as of September 30, 1997, by and among Patriot Operating Company, Patriot and CHC International, Inc., incorporated by reference to Exhibit 10.40 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
   10.6 Agreement and Plan of Merger, dated as of September 30, 1997, by and among WHG Resorts & Casinos Inc., Patriot, Patriot American Hospitality Operating Company Acquisition Subsidiary and Patriot Operating Company, incorporated by reference to Exhibit 2.1 to Patriot's and Patriot Operating Company's Registration Statement on Form S-4 filed November 12, 1997 (Nos. 333-40041 and 333-40041-01).
   10.7 Agreement and Plan of Merger, dated as of December 2, 1997, by and among Interstate Hotels Company, Patriot and Wyndham International, incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Patriot's and Wyndham International's Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).

 Exhibit
   No.                          Description
-------------------------------------------------------------------------------
   10.8 Second Amended and Restated Agreement of Limited Partnership of Patriot American Hospitality Partnership, L.P. ("REIT Partnership Agreement"), incorporated by reference to Exhibit 10.1 (1) to Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).
   10.9 First Amendment to the REIT Partnership Agreement, incorporated by reference to Exhibit 10.1 (2) to Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).
  10.10 Third Amendment to the REIT Partnership Agreement, dated as of July 1, 1997, incorporated by reference to Exhibit 10.1 (4) to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.11  Fifth Amendment to the REIT Partnership Agreement (filed herewith).
  10.12 Agreement of Limited Partnership of Patriot American Hospitality Operating Partnership, L.P. dated as of June 27, 1997, ("Op Co Partnership Agreement"), incorporated by reference to Exhibit 10.2 (1) to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.13 First Amendment to the Op Co Partnership Agreement, dated as of August 15, 1997, incorporated by reference to Exhibit 10.2 (2) to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.14  Third Amendment to the Op Co Partnership Agreement (filed herewith).
  10.15  Fifth Amendment to the Op Co Partnership Agreement (filed herewith).
  10.16 Shareholders Agreement, dated as of December 2, 1997, by and among Patriot, Patriot Operating Company, the shareholders of Interstate Hotel Company named on the signature pages thereto, and Interstate Hotels Company, incorporated by reference to Exhibit 10.1 to Patriot's and Patriot Operating Company's Current Report on Form 8-K dated December 2, 1997 and filed December 4, 1997 (Nos. 001-09319 and 001-09320).
  10.17 Hospitality Advisory, Asset Management and Support Services Agreement, dated as of September 30, 1997, by and among Patriot American Hospitality Operating Partnership, L.P. and certain subsidiaries of CHC International, Inc., incorporated by reference to Exhibit 10.42 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.18 Amended and Restated Credit Agreement, dated as of December 16, 1997, among Patriot, Patriot American Hospitality Partnership, L.P., The Chase Manhattan Bank, PaineWebber Real Estate Securities, Inc. and various lenders identified therein, incorporated by reference to
         Exhibit 10.2 to Patriot's and Wyndham International's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).
  10.19 Term Loan Agreement, dated as of December 16, 1997, among Patriot, Patriot American Hospitality Partnership, L.P., The Chase Manhattan Bank, PaineWebber Real Estate Securities, Inc. and various lenders identified therein, incorporated by reference to Exhibit 10.3 to Patriot's and Wyndham International's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).
  10.20 Executive Employment Agreement, dated as of April 14, 1997, between Patriot and James D. Carreker, incorporated by reference to Exhibit
         10.20 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.21 Executive Employment Agreement, dated as of April 14, 1997, between Patriot and Anne L. Raymond, incorporated by reference to Exhibit 10.21 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.22 Executive Employment Agreement, dated as of April 14, 1997, between Patriot and Leslie V. Bentley, incorporated by reference to Exhibit
         10.22 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.23 Executive Employment Agreement, dated as of April 14, 1997, between Patriot and Stanley M. Koonce, Jr., incorporated by reference to
         Exhibit 10.23 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

 Exhibit
   No.                          Description
-------------------------------------------------------------------------------
  10.24 Executive Employment Agreement, dated as of April 14, 1997, between Patriot and Paul A. Nussbaum (filed herewith).
  10.25 Executive Employment Agreement, dated as of February 14, 1997, between Patriot and William W. Evans III, as supplemented on April 14, 1997 (filed herewith).
  10.26 Executive Employment Agreement, dated as of June 1997, between Patriot and Paul Novak (filed herewith).
  10.27 Executive Employment Agreement, dated as of October 1, 1997, between Patriot Operating Company and Michael Grossman (filed herewith).
  10.28 Executive Employment Agreement, dated as of October 1, 1997, between Patriot Operating Company and Karim Alibhai (filed herewith).
  10.29 Standstill Agreement, dated as of April 14, 1997, by and among Patriot and CF Securities, L.P., incorporated by reference to Exhibit 10.9 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.30 Voting Agreement, dated as of April 14, 1997, by and among Patriot and CF Securities, L.P., incorporated by reference to Exhibit 10.10 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.31 Voting Agreement, dated as of April 14, 1997, by and among Patriot and Paul A. Nussbaum, incorporated by reference to Exhibit 10.11 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.32 Voting Agreement, dated as of April 14, 1997, by and among Patriot and William W. Evans III, incorporated by reference to Exhibit 10.12 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.33 Voting Agreement, dated as of April 14, 1997, by and among Patriot and Leslie V. Bentley, incorporated by reference to Exhibit 10.13 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.34 Voting Agreement, dated as of April 14, 1997, by and among Patriot and James D. Carreker, incorporated by reference to Exhibit 10.14 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.35 Voting Agreement, dated as of April 14, 1997, by and among Patriot and Stanley M. Koonce, Jr., incorporated by reference to Exhibit 10.15 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
  10.36 Voting Agreement, dated as of April 14, 1997, by and among Patriot and Anne L. Raymond, incorporated by reference to Exhibit 10.16 to Patriot's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).
   12.1  Statement regarding computation of ratios (filed herewith).
   21.1 Significant Subsidiaries of Patriot and Wyndham International (filed herewith).
   23.1  Consent of Ernst & Young LLP (filed herewith).
   24.1  Powers of Attorney (included on signature pages).
   27.1  Financial Data Schedule of Patriot (filed herewith).
   27.2  Financial Data Schedule of Wyndham International (filed herewith).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 30, 1998

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

      Signature                 Capacities in which signed             Date
      ---------                 --------------------------             ----

/s/ Paul A. Nussbaum
---------------------------
Paul A. Nussbaum              Chairman of the Board of Directors  March 30, 1998
                              and Chief Executive Officer
                              (Principal Executive Officer)
/s/ William W. Evans III
---------------------------
William W. Evans III          President, Chief Operating Officer  March 30, 1998
                              and Director

/s/ Anne L. Raymond
---------------------------
Anne L. Raymond               Executive Vice President and        March 30, 1998
                              Chief Financial Officer
                              (Principal Financial Officer)

/s/ Lawrence S. Jones
--------------------------
Lawrence S. Jones             Executive Vice President and        March 30, 1998
                              Treasurer (Principal Accounting
                              Officer)

/s/ John H. Daniels
--------------------------
John H. Daniels               Director                            March 30, 1998

/s/ John C. Deterding
--------------------------
John C. Deterding             Director                            March 30, 1998

/s/ Gregory R. Dillon
--------------------------
Gregory R. Dillon             Director                            March 30, 1998

/s/ Arch K. Jacobson
--------------------------
Arch K. Jacobson              Director                            March 30, 1998

/s/ James D. Carreker
--------------------------
James D. Carreker             Director                            March 30, 1998

/s/ Phillip J. Ward
--------------------------
Phillip J. Ward               Director                            March 30, 1998

/s/ Harlan R. Crow
--------------------------
Harlan R. Crow                Director                            March 30, 1998

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 30, 1998

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


      Signature                 Capacities in which signed            Date
      ---------                 --------------------------            ----

/s/ James D. Carreker
-------------------------
James D. Carreker           Chairman of the Board and Chief       March 30, 1998
                            Executive Officer (Principal
                            Executive Officer)

/s/ Karim Alibhai
-------------------------
Karim Alibhai               President, Chief Operating Officer    March 30, 1998
                            and Director

/s/ Lawrence S. Jones
-------------------------
Lawrence S. Jones           Executive Vice President and          March 30, 1998
                            Treasurer (Principal Financial
                            Officer and Principal
                            Accounting Officer)

/s/ Paul A. Nussbaum
-------------------------
Paul A. Nussbaum            Director                              March 30, 1998

/s/ Arch K. Jacobson
-------------------------
Arch K. Jacobson            Director                              March 30, 1998

/s/ Leonard Boxer
-------------------------
Leonard Boxer               Director                              March 30, 1998

/s/ Russ Lyon, Jr.
-------------------------
Russ Lyon, Jr.              Director                              March 30, 1998

/s/ Burton C. Einspruch
-------------------------
Burton C. Enspruch          Director                              March 30, 1998

/s/ Sherwood Weiser
-------------------------
Sherwood Weiser             Director                              March 30, 1998

/s/ James C. Leslie
-------------------------
James C. Leslie             Director                              March 30, 1998

/s/ Susan T. Groenteman
-------------------------
Susan T. Groenteman         Director                              March 30, 1998

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                              PAGE
                                                                                                              ----
                                      HISTORICAL FINANCIAL INFORMATION
COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL, INC.:
  Report of Independent Auditors - Ernst & Young LLP.......................................................
  Combined Balance Sheets as of December 31, 1997 and 1996.................................................
  Combined  Statements  of  Operations  for the years  ended  December  31,  1997 and 1996 and the period
    October 2, 1995 (inception of operations) through December 31, 1995....................................
  Combined  Statements  of  Shareholders' Equity for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995.............................
  Combined  Statements  of Cash  Flows for the years  ended  December  31,  1997 and 1996 and the  period
    October 2, 1995 (inception of operations) through December 31, 1995....................................
  PATRIOT AMERICAN HOSPITALITY, INC. :
    Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................
    Consolidated  Statements of Operations  for the years ended December 31, 1997 and 1996 and the period
      October 2, 1995 (inception of operations) through December 31, 1995..................................
    Consolidated  Statements of  Shareholders'  Equity for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995.......................
    Consolidated  Statements of Cash Flows for the years ended  December 31, 1997 and 1996 and the period
      October 2, 1995 (inception of operations) through December 31, 1995..................................
  WYNDHAM INTERNATIONAL, INC.
  (FORMERLY KNOWN AS PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY):
    Consolidated Balance Sheet as of December 31, 1997.....................................................
    Consolidated Statement of Operations for the six months ended December 31, 1997........................
    Consolidated Statement of Shareholders' Equity for the six months ended December 31, 1997..............
    Consolidated Statement of Cash Flows for the six months ended December 31, 1997........................
  Notes to Financial Statements............................................................................
  Financial Statement Schedules:
    Schedule III - Real Estate and Accumulated Depreciation................................................
    Schedule IV - Mortgage Loans on Real Estate............................................................

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
     Patriot American Hospitality, Inc. and
     Wyndham International, Inc.

         We have audited (i) the accompanying consolidated balance sheets of Patriot American Hospitality, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995; (ii) the accompanying consolidated balance sheet of Wyndham International, Inc. (formerly known as Patriot American Hospitality Operating Company) as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity and cash flows for the six months ended December 31, 1997; and (iii) the accompanying combined balance sheets of Patriot American Hospitality, Inc. and Wyndham International, Inc. (the "Companies") as of December 31, 1997 and 1996, and the related combined statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, (i) the consolidated financial position of Patriot American Hospitality, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995; (ii) the consolidated financial position of Wyndham International, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for the six months ended December 31, 1997; and (iii) the combined financial position of the Companies at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                              /s/ Ernst & Young LLP

Dallas, Texas
February 9, 1998

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                             COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31,        DECEMBER 31,
                                                                                      1997                1996
                                                                              ------------------ -------------------

                                    ASSETS

Investment in real estate and related improvements and land held for development, net of accumulated depreciation of $68,805 in 1997 and
   $19,815 in 1996..........................................................  $       2,044,649  $         641,825
Cash and cash equivalents, including capital improvement reserves of $5,005
   in 1997 and $2,458 in 1996...............................................             47,436              6,604
Accounts receivable.........................................................             54,693              5,351
Investment in unconsolidated subsidiaries...................................             11,802             11,291
Mortgage notes and other receivables from unconsolidated subsidiaries.......             76,419             72,209
Other mortgage notes and other receivables..................................             12,983                 --
Inventories.................................................................             10,450              1,648
Management contracts, net of accumulated amortization of $1,574.............             20,879                 --
Trade names and franchise costs, net of accumulated amortization of $122....             11,166                 --
Deferred expenses, net of accumulated amortization of $2,097 in 1997 and
   $750 in 1996.............................................................             21,417              3,063
Deferred acquisition costs..................................................             52,500             15,394
Goodwill, net of accumulated amortization of $1,851.........................            126,007                 --
Other assets, net of accumulated depreciation of $70 in 1997 and $18 in 1996             16,463              3,546
Income taxes receivable.....................................................                989                 --
                                                                              -----------------  -----------------

       Total assets.........................................................  $       2,507,853  $         760,931
                                                                              =================  =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility, term loan and mortgage notes......  $       1,112,337  $         214,339
Accounts payable and accrued expenses.......................................             73,273             10,117
Dividends and distributions payable.........................................             27,636             13,129
Sales taxes payable.........................................................              5,616                 --
Deposits....................................................................             12,423                 --
Due to unconsolidated subsidiaries..........................................              7,255              6,034
Deferred income tax liability...............................................              9,550                 --

Minority interest in the Operating Partnerships.............................            220,177             68,562
Minority interest in other consolidated subsidiaries........................             49,694             11,711

Commitment and contingencies................................................                 --                 --

Shareholders' Equity:
   Preferred stock (paired shares), $0.01 par value, authorized: 100,000,000
     shares each; no shares issued and outstanding..........................                 --                 --
   Excess stock (paired shares), $0.01 par value, authorized: 750,000,000
     shares each; no shares issued and outstanding..........................                 --                 --
   Common stock (paired shares), $0.01 par value, authorized: 650,000,000 shares each; issued and outstanding: 73,276,716 shares in 1997 and
     43,613,496 shares in 1996..............................................              1,466                436
   Additional paid in capital...............................................          1,070,973            442,104
   Unearned stock compensation, net of accumulated amortization of $5,825 in
     1997 and $1,139 in 1996................................................            (13,116)            (5,427)
   Distributions in excess of retained earnings.............................            (69,431)               (74)
                                                                              ------------------ ------------------

       Total shareholders' equity...........................................            989,892            437,039
                                                                              -----------------  -----------------

       Total liabilities and shareholders' equity...........................  $       2,507,853  $         760,931
                                                                              =================  =================

                       See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                        COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
Revenue:
   Participating lease revenue..................................      $ 127,033        $ 75,893         $ 10,582
   Hotel revenue................................................        167,727              --               --
   Racecourse facility and land lease revenue...................         26,511              --               --
   Management fee and service fee income........................          7,088              --               --
   Interest and other income....................................          6,676             600              513
                                                                  -------------   -------------  ---------------
         Total revenue..........................................        335,035          76,493           11,095
                                                                  -------------   -------------  ---------------

Expenses:
   Departmental costs-- hotel operations........................         84,758              --               --
   Racing facility operations...................................         21,620              --               --
   Direct operating costs of management company and service
     department.................................................          1,216              --               --
   General and administrative...................................         17,181           4,500              607
   Ground lease expense.........................................          4,117           1,075               --
   Repair and maintenance.......................................          7,821              --               --
   Utilities....................................................          7,144              --               --
   Interest expense.............................................         50,531           7,380               89
   Real estate and personal property taxes and casualty
    insurance...................................................         17,958           7,150              901
   Marketing....................................................         15,437              --               --
   Management fees..............................................          1,941              --               --
   Cost of acquiring leaseholds.................................         54,499              --               --
   Depreciation and amortization................................         52,685          17,420            2,590
                                                                  -------------   -------------  ---------------
         Total expenses.........................................        336,908          37,525            4,187
                                                                  -------------   -------------  ---------------

(Loss) income before equity in earnings of unconsolidated
   subsidiaries, income tax provision, minority interests and
   extraordinary item...........................................         (1,873)         38,968            6,908
   Equity in earnings of unconsolidated subsidiaries............          6,015           5,845              156
                                                                  -------------   -------------  ---------------

Income before income tax provision, minority interests and
   extraordinary item...........................................          4,142          44,813            7,064
   Income tax provision.........................................           (481)             --               --
                                                                  --------------  -------------  ---------------

Income before minority interests and extraordinary item.........          3,661          44,813            7,064
   Minority interest in the Operating Partnerships..............         (1,684)         (6,767)            (968)
   Minority interest in consolidated subsidiaries...............         (1,615)            (55)              --
                                                                  --------------  -------------- ---------------

Income before extraordinary item................................            362          37,991            6,096
   Extraordinary loss from early extinguishment of debt, net of
     minority interest..........................................         (2,534)             --             (737)
                                                                  --------------  -------------  ---------------

Net (loss) income...............................................  $      (2,172)       $ 37,991  $         5,359
                                                                  =============   =============  ===============

Basic earnings (loss) per common Paired Share:
   Income before extraordinary item.............................  $       0.01    $        1.07  $          0.21
   Extraordinary loss...........................................         (0.05)              --            (0.03)
                                                                  -------------   -------------  ---------------
     Net (loss) income per common Paired Share..................  $      (0.04)   $        1.07  $          0.18
                                                                  =============   =============  ===============

Diluted earnings (loss) per common Paired Share:
   Income before extraordinary item.............................  $       0.01    $        1.06  $         0.21
   Extraordinary loss...........................................         (0.05)   $          --  $        (0.03)
                                                                  -------------   -------------  ---------------
     Net (loss) income per common Paired Share..................  $      (0.04)   $        1.06  $         0.18
                                                                  =============   =============  ==============

                       See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                      NUMBER OF SHARES                                        DISTRIBU-
                                  -------------------------                         UNEARNED   TIONS IN
                                                                                     STOCK     EXCESS OF
                                                 WYNDHAM      COMMON      PAID-IN    COMPEN-   RETAINED
                                    PATRIOT   INTERNATIONAL   STOCK       CAPITAL    SATION    EARNINGS       TOTAL
                                  ----------- ------------- --------   ------------ --------- ----------   -----------
  Issuance of shares, net of       29,210,000
    offering expenses............                           $    292   $    312,878 $      -- $       --   $   313,170
  Acquisition of interests from            --                     --                       --         --       (19,357)
    affiliates...................                                           (19,357)
  Predecessor basis of interests           --                                              --         --         1,840
    acquired from affiliates.....                                 --          1,840
  Issuance of OP Units to                  --                                              --                    9,363
    non-affiliates...............                                             9,363                   --
  Minority interest at closing             --                                              --         --       (41,670)
    of Initial Offering..........                                 --        (41,670)
  Issuance of shares to               121,870                                                                       40
     employees and directors.....                                  1          1,461    (1,422)        --
  Net income.....................          --                     --             --        --      5,359         5,359
  Amortization of unearned stock           --                     --             --                   --            71
    compensation.................                                                          71
  Common stock dividend
    declared.....................          --                     --             --        --     (7,038)       (7,038)
                                  -----------               --------   ------------ --------- ----------   -----------

  Balance, December 31, 1995.....  29,331,870                    293        264,515    (1,351)    (1,679)      261,778
  Issuance of shares, net of
    offering expenses............  13,916,186                    139        181,253        --         --       181,392
  Issuance of shares to               365,440                                                                       37
    employees and directors......                                  4          5,177    (5,144)        --
  Redemption price of OP Units             --                     --                                  --        (8,841)
    in excess of book value......                                            (8,841)       --
  Net income.....................          --                     --             --        --     37,991        37,991
  Amortization of unearned stock                                  --             --                   --
    compensation.................          --                                           1,068                    1,068
  Common stock dividends
    declared.....................          --                     --             --        --    (36,386)      (36,386)
                                  -----------               --------   ------------ --------- ----------   -----------

  Balance, December 31, 1996.....  43,613,496                    436        442,104    (5,427)       (74)      437,039
  Issuance of shares for
    mergers and acquisition of
    properties...................  12,824,433    57,135,658      699        231,247        --         --       231,946
  Issuance of shares, net of
    offering expenses............  15,830,033    15,830,033      318        386,417        --         --       386,735
  Issuance of shares to
    employees and directors......     547,867         4,167        5         12,896   (12,839)        --            62
  Forfeiture of unvested
    employee stock grants........     (42,900)      (42,900)      --           (464)      464         --            --
  Issuance of shares for
    exercise of options..........     314,967       310,938        6          2,301        --         --         2,307
  Issuance of shares to redeem
    OP Units.....................     188,820        38,820        2          2,554        --         --         2,556
  Redemption price of OP Units
    in excess of book value......          --            --       --         (6,082)       --         --        (6,082)
  Net loss.......................          --            --       --             --        --     (2,172)       (2,172)
  Amortization of unearned stock
    compensation.................          --            --       --             --     4,686         --         4,686
  Common stock dividends
    declared.....................          --            --       --             --        --    (67,185)      (67,185)
                                  -----------  ------------ --------   ------------ --------- ----------   -----------

  Balance, December 31, 1997.....  73,276,716    73,276,716 $  1,466   $  1,070,973 $ (13,116)$  (69,431)  $   989,892
                                   ==========  ============ ========   ============ ========= ==========   ===========


                      See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income............................................       $ (2,172)       $ 37,991          $ 5,359
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation...............................................         49,022          17,302            2,529
     Amortization of unearned stock compensation................          4,686           1,068               71
     Amortization of deferred loan costs........................          2,630             431               27
     Amortization of lease inducement costs.....................            102             116               23
     Amortization of management contracts and trade names.......          1,694              --               --
     Amortization of goodwill...................................          1,851              --               --
     Other amortization.........................................            118             118               61
     Cost of acquiring leaseholds...............................         54,499              --               --
     Payment of interest on notes receivable from
       unconsolidated subsidiaries..............................          5,001           4,833               --
     Accrued interest receivable................................         (1,318)             --               --
     Issuance of common stock to directors......................             61              37               --
     Equity in earnings of unconsolidated subsidiaries..........         (6,015)         (5,845)            (156)
     Minority interest in income of Operating Partnerships......          1,684           6,767              968
     Minority interest in income of other
       consolidated subsidiaries................................          1,615              55               --
     Extraordinary items........................................          2,534              --              737
     Changes in assets and liabilities:
       Accounts receivable......................................        (18,176)             --               --
       Lease revenue receivable.................................         (4,359)         (3,091)          (2,260)
       Deferred expenses........................................            (24)             --             (292)
       Inventories..............................................         (2,736)             --               --
       Other assets.............................................         (3,205)         (1,003)            (589)
       Accounts payable and other accrued expenses..............         18,685           2,741            1,140
       Deposits.................................................          2,354              --               --
       Due to unconsolidated subsidiaries.......................           (421)           (324)              --
                                                                  -------------   -------------  ---------------
         Net cash provided by operating activities..............        108,110          61,196            7,618
                                                                  -------------   -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and related
     working capital assets.....................................       (939,234)       (353,217)        (260,665)
   Improvements and additions to hotel properties...............        (82,269)        (21,889)            (609)
   Payment of merger related costs..............................         (9,045)             --               --
   Cash received in acquisition of hotel leases.................         14,192              --               --
   Change in other assets.......................................             --           1,219             (150)
   Deferred acquisition costs...................................        (67,743)        (14,797)            (598)
   Investment in unconsolidated subsidiaries....................         (1,574)             --           (4,238)
   Investment in mortgage notes and other receivables from
     unconsolidated subsidiaries................................           (500)        (31,400)         (40,587)
    Principal payments received on mortgage and other notes
     receivable.................................................            139             399               --
   Investment in other mortgage and other notes receivable......       (116,090)             --             (101)
                                                                  -------------   -------------  ---------------
         Net cash used in investing activities..................     (1,202,124)       (419,685)        (306,948)
                                                                  -------------   -------------  ---------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                  COMBINED STATEMENTS OF CASH FLOWS - CONTINUED

                                 (IN THOUSANDS)

                                                                                                      PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit facility
     and mortgage notes.........................................      1,865,634         396,302            9,500
   Repay borrowings under line of credit facility...............     (1,001,880)       (191,463)              --
   Payments to acquire interests of affiliates in the
     Initial Hotels.............................................             --              --          (18,879)
   Payment of deferred loan costs...............................        (24,471)         (1,189)            (361)
   Prepayment penalties on assumed mortgage loans...............             --              --             (174)
   Payments for capital leases..................................            644              --               --
   Proceeds from issuance of common stock.......................        401,945         199,723          314,013
   Payment of offering costs....................................        (15,519)           (462)              --
   Proceeds from exercise of options to purchase common stock...          2,195              --               --
   Contributions received from minority interest in
     consolidated subsidiaries..................................         35,829          11,656               --
   Payments to redeem OP Units..................................        (63,826)        (16,584)              --
   Dividends and distributions paid.............................        (65,705)        (37,659)              --
                                                                  -------------   -------------  ---------------
         Net cash provided by financing activities..............      1,134,846         360,324          304,099
                                                                  -------------   -------------  ---------------

Net increase in cash and cash equivalents.......................         40,832           1,835            4,769

Cash and cash equivalents at beginning of period................          6,604           4,769               --
                                                                  -------------   -------------  ---------------

Cash and cash equivalents at end of period......................  $      47,436   $       6,604  $         4,769
                                                                  =============   =============  ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.....................  $      48,254   $       6,938  $            --
                                                                  =============   =============  ===============

   Cash paid during the period for income taxes.................  $         325   $          --  $            --
                                                                  =============   =============  ===============


                       See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
                                      ASSETS
  Investment in real estate and related improvements and land held for development, net of accumulated depreciation of $67,501 in 1997
    and $19,815 in 1996......................................................... $     2,016,267   $       641,825
  Cash and cash equivalents, including capital improvement reserves of
    $5,005 in 1997 and $2,458 in 1996...........................................          20,360             6,604
  Lease revenue receivable......................................................          12,105             5,351
  Investment in unconsolidated subsidiaries.....................................          11,802            11,291
  Mortgage notes and other receivables from unconsolidated subsidiaries.........          76,419            72,209
  Notes and other receivables from Wyndham International........................          42,946                --
  Goodwill, net of accumulated amortization of $1,257...........................          87,999                --
  Inventories...................................................................           1,306             1,648
  Deferred expenses, net of accumulated amortization of $2,097 in 1997
    and $750 in 1996............................................................          21,417             3,063
  Deferred acquisition costs....................................................          21,374            15,394
  Other assets, net of accumulated depreciation of $70 in 1997 and $18 in 1996..           9,110             3,546
                                                                                 ---------------   ---------------
    Total assets................................................................ $     2,321,105   $       760,931
                                                                                 ===============   ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Borrowings under line of credit facility, term loan and mortgage notes........ $     1,112,337   $       214,339
  Subscription notes payable to Wyndham International...........................          12,875                --
  Accounts payable and accrued expenses.........................................          28,572            10,117
  Dividends and distributions payable...........................................          27,185            13,129
  Due to unconsolidated subsidiaries............................................           7,255             6,034

  Minority interest in REIT Partnership.........................................         174,640            68,562
  Minority interest in other consolidated subsidiaries..........................          49,214            11,711
  Commitments and contingencies.................................................              --                --

  Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 100,000,000 shares;
    no shares issued and outstanding............................................              --                --
  Excess stock, $0.01 par value; authorized: 750,000,000 shares;
  no shares issued and outstanding..............................................              --                --
  Common stock, $0.01 par value; authorized: 650,000,000 shares;
    shares issued and outstanding: 73,276,716 shares in 1997
    and 43,613,496 shares in 1996...............................................             733               436
  Paid-in capital...............................................................         990,821           442,104
  Unearned stock compensation, net of accumulated amortization
    of $5,825 in 1997 and $1,139 in 1996........................................         (13,116)           (5,427)
  Distributions in excess of retained earnings..................................         (69,411)              (74)
                                                                                 ---------------   ---------------
  Total shareholders' equity....................................................         909,027           437,039
                                                                                 ---------------   ---------------
  Total liabilities and shareholders' equity.................................... $     2,321,105   $       760,931
                                                                                 ===============   ===============


                       See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
Revenue:
   Participating lease revenue..................................  $     177,659   $      75,893  $        10,582
   Racecourse facility and land lease revenue...................          2,792              --               --
   Interest and other income....................................          5,103             600              513
                                                                  -------------   -------------  ---------------
         Total revenue..........................................        185,554          76,493           11,095
                                                                  -------------   -------------  ---------------

Expenses:
   General and administrative...................................         11,157           4,500              607
   Ground lease expense.........................................          4,117           1,075               --
   Interest expense.............................................         51,000           7,380               89
   Real estate and personal property taxes and casualty
     insurance..................................................         17,958           7,150              901
   Cost of acquiring leaseholds.................................         54,499              --               --
   Depreciation and amortization................................         49,069          17,420            2,590
                                                                  -------------   -------------  ---------------
         Total expenses.........................................        187,800          37,525            4,187
                                                                  -------------   -------------  ---------------

(Loss) income before equity in earnings of unconsolidated
   subsidiaries, minority interests and extraordinary item......         (2,246)         38,968            6,908
   Equity in earnings of unconsolidated subsidiaries............          6,015           5,845              156
                                                                  -------------   -------------  ---------------

Income before minority interests and extraordinary item.........          3,769          44,813            7,064
   Minority interest in the REIT Partnership....................         (1,713)         (6,767)            (968)
   Minority interest in consolidated subsidiaries...............         (1,674)            (55)              --
                                                                  --------------  -------------- ---------------

Income before extraordinary item................................            382          37,991            6,096
   Extraordinary loss from early extinguishment of debt, net of
     minority interest..........................................         (2,534)             --             (737)
                                                                  --------------  -------------  ----------------

Net (loss) income...............................................  $       (2,152) $      37,991  $         5,359
                                                                  ==============  =============  ===============

Basic earnings (loss) per common share:
   Income before extraordinary item.............................  $       0.01    $        1.07  $         0.21
   Extraordinary loss...........................................         (0.05)              --           (0.03)
                                                                  -------------   -------------  ---------------
     Net (loss) income per common share.........................  $      (0.04)   $        1.07  $         0.18
                                                                  =============   =============  ==============

Diluted earnings(loss) per common share:
   Income before extraordinary item.............................  $       0.01    $        1.06  $         0.21
   Extraordinary loss...........................................         (0.05)              --           (0.03)
                                                                  -------------   -------------  --------------
     Net (loss) income per common share.........................  $      (0.04)   $        1.06  $         0.18
                                                                  =============   =============  ==============


                       See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             DISTRIBUTIONS
                                                                               UNEARNED       IN EXCESS OF
                                       NUMBER OF    COMMON        PAID-IN        STOCK          RETAINED
                                        SHARES       STOCK        CAPITAL     COMPENSATION      EARNINGS       TOTAL
                                        ------       -----        -------     ------------      --------       -----
  Issuance of shares, net of
    offering expenses................  29,210,000    $    292     $   312,878   $       --     $        --   $   313,170
  Acquisition of interests from
    affiliates.......................          --          --         (19,357)          --              --       (19,357)
  Predecessor basis of interests.....          --                       1,840           --              --         1,840
    acquired from affiliates.........                      --
  Issuance of OP Units to
    non-affiliates...................          --          --           9,363           --              --         9,363
  Minority interest at closing
    of Initial Offering..............          --          --         (41,670)          --              --       (41,670)
  Issuance of shares to
    employees and directors..........     121,870           1           1,461       (1,422)             --            40
  Net income.........................          --          --              --           --           5,359         5,359
  Amortization of unearned stock
    compensation.....................          --          --              --           71              --            71
  Common stock dividend declared.....          --          --              --           --          (7,038)       (7,038)
                                       ----------    --------     -----------   ----------     -----------   -----------
  Balance, December 31, 1995.........  29,331,870         293         264,515       (1,351)         (1,679)      261,778

  Issuance of shares, net of
    offering expenses................  13,916,186         139         181,253           --              --       181,392
  Issuance of shares to
    employees and directors..........     365,440           4           5,177       (5,144)             --            37
  Redemption price of OP Units
    in excess of book value..........          --          --          (8,841)          --              --        (8,841)
  Net income.........................          --          --              --           --          37,991        37,991
  Amortization of unearned stock
    compensation.....................          --          --              --        1,068              --         1,068
  Common stock dividends declared....          --          --              --           --         (36,386)      (36,386)
                                       ---------- -----------     -----------   ----------     -----------   -----------
  Balance, December 31, 1996.........  43,613,496         436         442,104       (5,427)            (74)      437,039

  Issuance of shares for mergers
    and acquisition of
    properties.......................  12,824,433         128         170,222           --              --       170,350
  Issuance of shares, net of
    offering expenses................  15,830,033         159         367,076           --              --       367,235
  Issuance of shares to
    employees and directors..........     547,867           5          12,896      (12,839)             --            62
  Forfeiture of unvested
    employee stock grants............     (42,900)         --            (464)         464              --            --
  Issuance of shares for
    exercise of options..............     314,967           3           2,192           --              --         2,195
  Issuance of shares to redeem
    OP Units.........................     188,820           2           2,494           --              --         2,496
  Redemption price of OP Units
    in excess of book value..........          --          --          (5,699)          --              --        (5,699)
  Net loss...........................          --          --              --           --          (2,152)       (2,152)
  Amortization of unearned stock
    compensation.....................          --          --              --        4,686              --         4,686
  Common stock dividends declared....          --          --              --           --         (67,185)      (67,185)
                                       ---------- -----------  --------------   ----------     -----------   -----------
  Balance, December 31, 1997.........  73,276,716 $       733  $      990,821   $  (13,116)    $   (69,411)  $   909,027
                                       ========== ===========  ==============   ==========     ===========   ===========


                      See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income............................................       $ (2,152)       $ 37,991          $ 5,359
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation...............................................         47,694          17,302            2,529
     Amortization of unearned stock compensation................          4,686           1,068               71
     Amortization of deferred loan costs........................          2,630             431               27
     Amortization of lease inducement costs.....................            102             116               23
     Amortization of goodwill...................................          1,257              --               --
     Other amortization.........................................            118             118               61
     Cost of acquiring leaseholds...............................         54,499              --               --
     Payment of interest on notes receivable from
       unconsolidated subsidiaries..............................          5,001           4,833               --
     Accrued interest receivable................................           (550)             --               --
     Issuance of common stock to directors......................             61              37               --
     Equity in earnings of unconsolidated subsidiaries..........         (6,015)         (5,845)            (156)
     Minority interest in income of REIT Partnership............          1,713           6,767              968
     Minority interest in income of other
       consolidated subsidiaries................................          1,674              55               --
     Extraordinary items........................................          2,534              --              737
     Changes in assets and liabilities:
       Lease revenue receivable.................................         (6,754)         (3,091)          (2,260)
       Due from Wyndham International...........................            506              --               --
       Deferred expenses........................................            (24)             --             (292)
       Other assets.............................................         (2,383)         (1,003)            (589)
       Accounts payable and other accrued expenses..............         10,657           2,741            1,140
       Due to unconsolidated subsidiaries.......................           (421)           (324)              --
                                                                  --------------  -------------  ---------------
         Net cash provided by operating activities..............        114,833          61,196            7,618
                                                                  -------------   -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and related
     working capital assets.....................................       (937,135)       (353,217)        (260,665)
   Improvements and additions to hotel properties...............        (82,269)        (21,889)            (609)
   Changes in due from Wyndham International....................        (39,060)             --               --
   Changes in other assets......................................             --           1,219             (150)
   Deferred acquisition costs...................................        (36,617)        (14,797)            (598)
   Investment in unconsolidated subsidiaries....................         (1,574)             --           (4,238)
   Investment in mortgage notes and other receivables from
     unconsolidated subsidiaries................................           (500)        (31,400)         (40,587)
    Principal payments received on mortgage and other notes
     receivable.................................................            139             399               --
   Investment in other mortgage and other notes receivable......       (103,875)             --             (101)
                                                                  -------------   -------------  ---------------
         Net cash used in investing activities..................     (1,200,891)       (419,685)        (306,948)
                                                                  --------------  -------------  ---------------

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                 (IN THOUSANDS)

                                                                                                      PERIOD
                                                                                                  OCTOBER 2, 1995
                                                                                                   (INCEPTION OF
                                                                                                    OPERATIONS)
                                                                           YEARS ENDED           THROUGH DECEMBER
                                                                          DECEMBER 31,                  31,
                                                                  ------------------------------ ------------------
                                                                       1997           1996             1995
                                                                  --------------- -------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit facilities, term loan and
     mortgage notes.............................................      1,865,634         396,302            9,500
   Repay borrowings under line of credit facility...............     (1,001,880)       (191,463)              --
   Principal payments on subscription notes payable to
     Wyndham International......................................        (16,070)             --               --
   Payments to acquire interests of affiliates in the
     Initial Hotels.............................................             --              --          (18,879)
   Payment of deferred loan costs...............................        (24,471)         (1,189)            (361)
   Prepayment penalties on assumed mortgage loans...............             --              --             (174)
   Payments for capital leases..................................            503              --               --
   Proceeds from issuance of common stock.......................        382,754         199,723          314,013
   Payment of offering costs....................................        (15,519)           (462)              --
   Proceeds from exercise of options to purchase common stock...          2,195              --               --
   Contributions received from minority interest in
     consolidated subsidiaries..................................         35,829          11,656               --
   Payments to redeem OP Units..................................        (63,826)        (16,584)              --
   Dividends and distributions paid.............................        (65,335)        (37,659)              --
                                                                  -------------   -------------  ---------------
         Net cash provided by financing activities..............      1,099,814         360,324          304,099
                                                                  -------------   -------------  ---------------

Net increase in cash and cash equivalents.......................         13,756           1,835            4,769

Cash and cash equivalents at beginning of period................          6,604           4,769               --
                                                                  -------------   -------------  ---------------

Cash and cash equivalents at end of period......................  $      20,360   $       6,604  $         4,769
                                                                  =============   =============  ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.....................  $      48,254   $       6,938  $            --
                                                                  =============   =============  ===============


                       See notes to financial statements.

                           WYNDHAM INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                                   -----------------

                                               ASSETS
 Current assets:
      Cash and cash equivalents................................................................... $        27,076
      Accounts receivable.........................................................................          46,340
      Subscription notes receivable from Patriot American Hospitality, Inc........................          12,875
      Inventories.................................................................................           9,144
      Prepaid expenses and other current assets...................................................           5,227
                                                                                                   ---------------
          Total current assets....................................................................         100,662
 Investment in furniture, fixtures and equipment, net of accumulated depreciation of $1,304.......          28,382
 Mortgage notes and other receivables.............................................................          12,983
 Receivables from prior owners....................................................................           5,767
 Management contracts, net of accumulated amortization of $1,574..................................          20,879
 Trade names and franchise costs, net of accumulated amortization of $122.........................          11,166
 Deferred acquisition costs.......................................................................          31,126
 Goodwill, net of accumulated amortization of $594................................................          38,008
 Other assets.....................................................................................           2,126
 Income taxes receivable..........................................................................             989
                                                                                                   ---------------
          Total assets............................................................................ $       252,088
                                                                                                   ===============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses....................................................... $        19,203
      Accrued liabilities.........................................................................          22,663
      Dividends and distributions payable.........................................................             451
      Participating lease payments payable to Patriot American Hospitality, Inc...................           9,519
      Sales taxes payable.........................................................................           5,616
      Deposits....................................................................................          12,423
      Notes and other amounts payable to Patriot American Hospitality, Inc........................          42,946
                                                                                                   ---------------
          Total current liabilities...............................................................         112,821
 Deferred income tax liability....................................................................           9,550
 Other liabilities................................................................................           2,835

 Minority interest in OpCo Partnership............................................................          45,537
 Minority interest in other consolidated subsidiaries.............................................             480
 Commitments and contingencies....................................................................              --

 Shareholders' equity:
      Preferred stock, $0.01 par value; authorized: 100,000,000 shares;
          no shares issued and outstanding........................................................              --
      Excess stock, $0.01 par value; authorized: 750,000,000 shares;
          no shares issued and outstanding........................................................              --
      Common stock, $0.01 par value; authorized: 650,000,000 shares;
          issued and outstanding: 73,276,716 shares...............................................             733
      Paid-in capital.............................................................................          80,152
      Retained earnings/(deficit).................................................................             (20)
                                                                                                   ---------------
          Total shareholders' equity..............................................................          80,865
                                                                                                   ---------------
          Total liabilities and shareholders' equity.............................................. $       252,088
                                                                                                   ===============

                       See notes to financial statements.

                           WYNDHAM INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                   SIX MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                                   -----------------
Revenue:
   Room revenue..................................................................................  $        95,095
   Other hotel revenue...........................................................................           72,632
   Racecourse facility revenue...................................................................           26,344
   Management fee and service fee income.........................................................            7,088
   Interest and other income.....................................................................            2,975
                                                                                                   ---------------

       Total revenue.............................................................................          204,134
                                                                                                   ---------------

Expenses:
   Departmental costs -- hotel operations........................................................           84,758
   Racecourse facility operations................................................................           24,245
   Direct operating costs of management company and service department...........................            1,216
   General and administrative....................................................................            6,024
   Repair and maintenance........................................................................            7,821
   Utilities.....................................................................................            7,144
   Marketing.....................................................................................           15,437
   Management fees...............................................................................            1,941
   Depreciation and amortization.................................................................            3,616
   Participating lease payments..................................................................           50,626
   Interest expense..............................................................................              933
                                                                                                    --------------

       Total expenses ...........................................................................          203,761
                                                                                                   ---------------

Income before income tax provision and minority interests........................................              373
   Income tax provision..........................................................................             (481)
                                                                                                   ----------------

Loss before minority interests...................................................................             (108)
   Minority interest in OpCo Partnership.........................................................               29
   Minority interest in other consolidated subsidiaries..........................................               59
                                                                                                   ---------------

Net loss.........................................................................................  $           (20)
                                                                                                   ================

Basic earnings per common share..................................................................  $            --
                                                                                                   ===============

Diluted earnings per common share................................................................  $            --
                                                                                                   ===============


                       See notes to financial statements.

                           WYNDHAM INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     RETAINED
                                                          COMMON        PAID-IN      EARNINGS/
                                      NUMBER OF SHARES     STOCK        CAPITAL      (DEFICIT)       TOTAL
  Issuance of shares for mergers
    and acquisition of properties...       57,135,658  $       571   $    61,025   $        --   $     61,596
  Issuance of shares, net of
    offering expenses...............       15,830,033          159        19,341            --         19,500
  Issuance of shares to employees                                                                          --
    and directors...................            4,167           --            --            --
  Forfeiture of  unvested employee                                                          --
    stock grants....................          (42,900)          --            --                           --
  Issuance of  shares for exercise                                                          --
    of options......................          310,938            3           109                          112
  Issuance of  shares to redeem OP                                                          --
    Units...........................           38,820           --            60                           60
  Redemption price of OP Units
    in excess of book value.........               --           --          (383)           --           (383)
  Net loss..........................               --           --            --           (20)           (20)
                                     ----------------  -----------   -----------   -----------   ------------

  Balance, December 31, 1997........       73,276,716  $       733   $    80,152   $       (20)  $     80,865
                                     ================  ===========   ===========   ===========   ============


                       See notes to financial statements.

                           WYNDHAM INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                                        1997
                                                                                                 -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................................................... $             (20)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation...........................................................................             1,328
         Amortization of management contracts and trade names...................................             1,694
         Amortization of goodwill...............................................................               594
         Accrued interest receivable............................................................              (768)
         Minority interest in income of OpCo Partnership........................................               (29)
         Minority interest in income of other consolidated subsidiaries.........................               (59)
     Changes in assets and liabilities:
         Accounts receivable....................................................................           (18,176)
         Inventories............................................................................            (2,736)
         Other assets...........................................................................              (822)
         Accounts payable and other accrued expenses............................................             8,028
         Deposits...............................................................................             2,354
         Participating lease payments payable to Patriot American Hospitality, Inc..............             2,395
         Other amounts payable to Patriot American Hospitality, Inc.............................              (506)
                                                                                                 -----------------
                  Net cash used in operating activities.........................................            (6,723)
                                                                                                 -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements and additions to furniture and fixtures.......................................            (2,099)
     Payment of merger-related costs............................................................            (9,045)
     Cash received upon acquisition of hotel leases.............................................            14,192
     Investment in mortgage notes and other receivables.........................................            (4,281)
                                                                                                 -----------------
                  Net cash used in investing activities......................................               (1,233)
                                                                                                 -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments received on subscription notes receivable.........................................            16,070
     Capital leases.............................................................................               141
     Net proceeds from issuance of common stock.................................................            19,191
     Distributions paid.........................................................................              (370)
                                                                                                 -----------------
                  Net cash provided by financing activities.....................................            35,032
                                                                                                 -----------------
Net increase in cash and cash equivalents.......................................................            27,076
Cash and cash equivalents at beginning of period................................................                --
                                                                                                 -----------------
Cash and cash equivalents at end of period...................................................... $          27,076
                                                                                                 =================
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes............................................... $             325
                                                                                                 =================


                       See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                           WYNDHAM INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.   ORGANIZATION:

     The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

     On July 1, 1997, Old Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company." Subsequent to year end, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed in Note 21 (see also Note 12), Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Wyndham International". The term "Companies" as used herein includes Patriot, Wyndham International and their respective subsidiaries. Patriot and Wyndham International are both Delaware corporations.

     The Cal Jockey Merger has been accounted for as a reverse acquisition whereby Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot became the historical financial information for Patriot. For accounting purposes, Wyndham International commenced its operations concurrent with the closing of the Cal Jockey Merger on July 1, 1997. The financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse ("Racecourse") facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value. The excess purchase consideration over the estimated fair market value of the assets acquired and the liabilities assumed was recorded as goodwill.

     By operation of the Cal Jockey Merger, each issued and outstanding share of common stock, no par value per share of Old Patriot ("Old Patriot Common Stock") was converted into 0.51895 shares of common stock, par value $0.01 per share of Patriot ("Patriot Common Stock") and 0.51895 shares of common stock, par value $0.01 per share of Wyndham International ("Wyndham International Common Stock"), which shares are paired and transferable only as a single unit (collectively, shares of Patriot Common Stock and shares of Wyndham International Common Stock are referred to herein as the "Paired Shares"). Each paired share of Cal Jockey and Bay Meadows common stock remained outstanding and represented the same number of Paired Shares of Patriot Common Stock and Wyndham International Common Stock.

     In connection with the Cal Jockey Merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Partnership, L.P. (the "OpCo Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP Units") of the OpCo Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "REIT Partnership") in exchange for OP Units of the REIT Partnership (collectively, the OpCo Partnership and the REIT Partnership are referred to herein as the "Operating Partnerships"). Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement, substantially all of the operations of Patriot and Wyndham International have been conducted through the Operating Partnerships and their subsidiaries.

     Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the REIT Partnership. In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 85.3% limited partnership interest in the REIT Partnership as of December 31, 1997.

     Wyndham International owns a 1.0% general partnership interest and an approximate 83.9% limited partnership interest in the OpCo Partnership as of December 31, 1997.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     At December 31, 1997, Patriot, through the REIT Partnership and other subsidiaries, owned interests in 91 hotels with an aggregate of over 23,300 guest rooms. Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel, which are separately owned through special purpose entities, to Wyndham International or to other third party lessees (the "Lessees") who are responsible for operating the hotels. At December 31, 1997, Patriot leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Wyndham Hotel Corporation, respectively. At December 31, 1997, Wyndham International leased 55 hotels from Patriot pursuant to Participating Lease agreements which are substantially similar to the Participating Lease agreements of the Lessees. Wyndham International manages 31 of these hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 24 of the hotels.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The separate consolidated financial statements include the accounts of Patriot and Wyndham International, their respective wholly-owned subsidiaries, and the partnerships, corporations and limited liability companies in which Patriot or Wyndham International own at least 50% controlling interest. The separate consolidated financial statements of Patriot and Wyndham International have also been combined for purposes of financial statement presentation. All significant intercompany accounts and transactions have been eliminated.

Investment in Real Estate and Related Improvements

     The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 years for the hotel buildings and improvements, 7 years for the Racecourse facility and 5 to 7 years for furniture, fixtures and equipment. These estimated useful lives are based on management's knowledge of the properties and the industry in general.

     The acquisition of affiliated interests in the 20 hotels acquired in connection with Old Patriot's Initial Offering (the "Initial Hotels") has been recorded at predecessor cost. In connection with the Initial Offering, cash payments to acquire the interests of predecessor owners who were deemed to be affiliates of Old Patriot have been reflected as a reduction of shareholders' equity in the accompanying financial statements in 1995.

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Patriot would record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairment losses have been recognized to date.

     Repairs and maintenance of hotel properties owned by Patriot are paid by the Lessees (including Wyndham International). Major renewals and betterments are capitalized. Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $2,562 and $91 was capitalized in 1997 and 1996, respectively.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Cash and Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Investment in Unconsolidated Subsidiaries

     Patriot's investments in PAH Ravinia, Inc. ("PAH Ravinia"), the entity which owns the Crowne Plaza Ravinia Hotel, PAH Windwatch, L.L.C. ("PAH Windwatch"), the entity which owns the Wyndham WindWatch Hotel, and PAH Boulders, Inc. (PAH Boulders"), the entity which owns certain assets including the right to receive certain royalty fees, are accounted for using the equity method of accounting. Patriot owns an approximate 99% non-voting interest in each of these entities. The voting interests of PAH Ravinia and PAH Windwatch are owned by partnerships in which Patriot has a 4% interest. The voting interests of PAH Boulders are held by the OpCo Partnership. Patriot's share of the net income of PAH Ravinia, PAH Windwatch and PAH Boulders is included in Patriot's statement of operations.

Inventories

     Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

Management contracts, trade names and franchise costs

     The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. Amortization of trade names and franchise costs is computed using the straight-line method over estimated useful lives ranging from 20 to 35 years.

Deferred Expenses

     Deferred expenses consist of the following:

                                                                                       December 31,
                                                                              -------------------------------
                                                                                   1997            1996
                                                                              ---------------  --------------
          Deferred loan costs.............................................     $    22,798     $       1,550
          Leasing costs...................................................              --             1,684
          Franchise fees..................................................             429               429
          Organization costs..............................................             150               150
          Other...........................................................             137                --
                                                                              ------------     -------------
                                                                                    23,514             3,813
          Less: accumulated amortization..................................          (2,097)             (750)
                                                                              ------------     -------------
                                                                              $     21,417     $       3,063
                                                                              ============     =============


     Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from one to ten years. Deferred loan costs includes $4,132 of fully-amortized costs associated with Patriot's old line of credit facility which was repaid in July 1997 (see Note 7). Leasing costs are amortized to participating lease revenue over the lives of the leases. Pursuant to the acquisition of certain leaseholds and a merger agreement described in Note 4, the remaining unamortized balance of leasing costs was written off in 1997. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements. Amortization of organization costs is computed using the straight-line method over five years.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Goodwill

     Goodwill recognized in connection with the acquisition of certain businesses is amortized utilizing the straight-line method over a period of 20 to 40 years. Under generally accepted accounting principles the maximum amortization period is 40 years for intangible assets.

Other Assets

     Leasehold improvements and furniture, fixtures and equipment related to the Companies' corporate offices are carried at cost and amortized over estimated useful lives of 5 to 7 years.

Deposits

     Deposits represent cash received from guests for future hotel reservations at the hotels that Wyndham International manages.

Revenue Recognition

     The REIT Partnership leases its hotel properties to Wyndham International and the Lessees pursuant to separate Participating Leases. In addition, the REIT Partnership leases the Racecourse facilities to Wyndham International pursuant to a separate lease agreement (see Note 3). Lease income is recognized when earned under the related leases. Wyndham International operates and manages hotel properties and the Racecourse facility. Hotel revenue, management fees, service fees, Racecourse facility revenue and other income are recognized when earned.

Stock Splits

     On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Old Patriot Common Stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

     In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Wyndham International declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

     Unless otherwise indicated, all references in the combined and consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Old Patriot Common Stock into 0.51895 Paired Shares issued in the Cal Jockey Merger and the 1.927-for-1 stock split. In addition, all references in the combined and consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to the 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

     As a result of the 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor has been adjusted to re-establish a 1-for-1 exchange ratio of OP Units to common shares.

Earnings per Share

     The Companies have adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128") for the year ended December 31, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of Statement 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Shares of common stock granted to officers and employees of Patriot and Wyndham International

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


are included in the computation only after the shares become fully vested. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include options to purchase common stock which were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See Note 11 for more detailed disclosures regarding the applicable numerators and denominators used in the earnings per share calculations.

Dividends

     Patriot intends to pay regular quarterly dividends in order to maintain its REIT status under the Internal Revenue Code. Payment of such dividends is dependent upon receipt of distributions from the REIT Partnership.

Stock Compensation

     The Companies account for their stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and intend to continue to do so. See Note 15 for a discussion of the Companies' stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of Financial Accounting Standards Board Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123").

Equity Transactions Subject to Price Adjustment

     The Companies have entered into various equity transactions which are subject to price adjustment agreements based upon the future fair market value of the Companies' Paired Shares. The agreements generally provide for a quarterly settlement mechanism involving either cash or the issuance or receipt of additional Paired Shares. At each settlement date, the Companies will record an adjustment to equity for the change in fair market value of the Companies' Paired Shares subject to these price adjustment agreements.

Minority Interest in the Operating Partnerships

     Minority interest in the Operating Partnerships includes adjustments for the minority partners' share of the current period net income and certain other adjustments for the issuance or redemption of OP Units.

Income Taxes

     Patriot intends to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. Under the Internal Revenue Code, if certain requirements are met in a tax year, a corporation that is treated as a REIT will generally not be subject to federal income tax with respect to income which it distributes to its shareholders. Patriot has declared dividends in excess of its taxable income for 1996 and 1995. Accordingly, no provision for income taxes has been reflected in the statement of operations. For federal income tax purposes, 1997 dividends amounted to $1.17 per share, none of which was considered return of capital. In 1996, dividends amounted to $0.98 per share, none of which was considered return of capital and in 1995, dividends amounted to $0.24 per share, 26% of which was considered a return of capital.

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the Initial Offering are treated differently for federal tax purposes than for financial reporting purposes.

     Wyndham International records its provision for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("Statement 109"). Under the liability method of Statement 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. See Note 16.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Concentrations

     With the exception of its investment in the Racecourse facility, Patriot currently invests exclusively in hotel properties. The hotel industry is highly competitive and Patriot's hotel investments are subject to competition from other hotels for guests. Each of Patriot's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. Patriot believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting its hotel investments.

     In 1997, 1996 and 1995, Patriot earned rents under the Participating Leases of $177,659, $75,893 and $10,582, respectively (net of leasing cost amortization of $102, $116 and $23, respectively), of which $52,714, $54,186 and $10,432 was earned from the Participating Leases with CHC Lease Partners in 1997, 1996 and 1995, respectively. (In addition, Patriot earned rents under the Participating Leases with Wyndham International of $50,626 in 1997. Such participating lease revenue and the related expense has been eliminated in the combined statements of operations.) Patriot must rely on Wyndham International and the Lessees to generate sufficient cash flow from operation of the hotels to enable the Lessees to meet rent obligations under the Participating Leases. (See also Note 3 for discussion of the agreement to acquire certain affiliates of CHC Lease Partners and, as a result, acquire the remaining 17 leasehold interests held by CHC Lease Partners).

Seasonality

     The hotel industry is seasonal in nature. Revenues at certain hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenues at Patriot's hotels may cause quarterly fluctuations in Patriot's lease revenues.

Reclassification

     Certain prior year balances have been reclassified to conform to the current year presentation.

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income." Statement 130 requires that all components of comprehensive income and the ending accumulated balances for each item, classified by their nature, be reported in the financial statements in the period in which they are recognized. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Companies will be required to adopt Statement 130 beginning with their interim financial statements for the first quarter of 1998. Comparative financial statements for prior years presented in these interim financial statements are required to be reclassified to conform to the new Statement 130 presentation. Management does not anticipate that adoption of Statement 130 reporting requirements will have a material impact on the operating results or financial position of the Companies.

Segment Reporting

     In June 1997, FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining the entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice by establishing new framework on which to base segment reporting, including the determining of a segment and the financial information to be disclosed for each segment, referred to as "management" approach. The management approach requires that management identify "operating segments" based on the way that management disaggregates the entity for making internal operating decisions. SFAS 131 is effective for the fiscal years beginning after December 15, 1997, and requires restatement of information for earlier periods. Management is determining the segments to be disclosed and intends to adopt the statement for the year ended December 31, 1998.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


3.   INVESTMENTS  IN REAL  ESTATE  AND  RELATED  IMPROVEMENTS  AND LAND HELD FOR
     DEVELOPMENT:

     Investment in Real Estate and Related Improvements and Land Held for Development consists of the following:



                                                                                                        As of
                                                                                                     December 31,
                                               As of December 31, 1997                                   1996
                                ----------------------------------------------------------------     ------------
                                                   Patriot
                                ----------------------------------------------                          Patriot
                                    Hotel        Racecourse                          Wyndham             Hotel
                                 Properties       Facility          Total         International       Properties
                                -------------   ------------    ------------      -------------      ------------

Land..........................  $     168,222   $         --    $    168,222      $         --       $     56,739
Land held for development.....         17,980             --          17,980                --                 --
Buildings and improvements....      1,676,551         18,795       1,695,346                --            540,755
Furniture, fixtures and
   equipment..................        187,705            517         188,222            29,686             64,146
Renovations in progress.......         13,998             --          13,998                --                 --
                                -------------   ------------    ------------      ------------       ------------
                                    2,064,456         19,312       2,083,768            29,686            661,640
Less: accumulated depreciation        (66,122)        (1,379)        (67,501)           (1,304)           (19,815)
                                -------------   ------------    ------------      ------------       ------------

                                $   1,998,334   $     17,933    $  2,016,267      $     28,382       $    641,825
                                =============   ============    ============      ============       ============



Investments in Hotel Properties

     During 1995, Old Patriot, through the REIT Partnership, acquired 21 hotels for approximately $327,236 (including closing costs). These acquisitions were financed primarily with net proceeds of the Initial Offering and $47,685 in OP Units (including $38,322 in OP Units paid to affiliates). In connection with the assumption and repayment of mortgage and other indebtedness on certain of these properties, Patriot assumed $680 in unamortized deferred financing costs which were written off upon repayment of the debt, and paid $174 in mortgage prepayment penalties. These amounts have been reported as an extraordinary item in the accompanying financial statements.

     During 1996, Old Patriot acquired investments in 23 hotels for approximately $372,147 (including closing costs and approximately $3,456 related to the assumption of operating liabilities and acquisition costs). These acquisitions were financed primarily with funds drawn on Old Patriot's line of credit facility and the issuance of 600,703 OP Units valued at approximately $16,391. In addition, the payment of a portion of the purchase price related to the acquisition of six of the hotels, in the amount of $2,000, was paid in February 1998. This amount is included in accounts payable and accrued expenses at December 31, 1997 and 1996.

     During 1997, Patriot, through the REIT Partnership and its subsidiaries, invested approximately $1,331,459 in the acquisition of 45 hotels with a total of approximately 12,000 guest rooms. These acquisitions were financed primarily with funds drawn on Patriot's revolving credit facility (and Old Patriot's line of credit), the $350,000 term loan, new mortgage financing in the amount of $236,892, the issuance of 5,629,172 OP Units valued at approximately $130,137, the issuance of 1,719,535 Paired Shares valued at approximately $38,492, like-kind exchange of properties (see discussion below) and the assumption of mortgage debt in the amount of approximately $34,263.

Like-Kind Exchange of Properties

     On July 14, 1997, Patriot sold approximately 174 acres of land in San Mateo, California, representing substantially all of the land which was owned by Cal Jockey prior to the Cal Jockey Merger, to an affiliate of PaineWebber Incorporated ("PaineWebber") for a purchase price of approximately $80,864 (the "PaineWebber

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Land Sale"). These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of suitable hotel properties. During 1997, six hotels were acquired using the proceeds from this restricted account. Patriot retained ownership of the improvements located on the land, including the Racecourse and its related facilities.

Cal Jockey Merger

         At the closing of the Cal Jockey Merger, 11,105,795 paired shares of Cal Jockey and Bay Meadows were outstanding, resulting in total purchase consideration for the transaction of approximately $190,188 (of which $130,516 related to Cal Jockey and $59,672 related to Bay Meadows). The estimated value of the Cal Jockey and Bay Meadows paired shares was $33.00 per paired share based on a conversion ratio of Old Patriot Common Stock into Paired Shares equal to 0.51895, and the closing market price of Old Patriot's Common Stock on October 30, 1996 (the date the Cal Jockey Merger Agreement was executed) of $17.125.

Land Leases

         Simultaneous with the consummation of the PaineWebber Land Sale, the PaineWebber affiliate and Patriot entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments of $750 through March 1998, $813 through March 1999, $875 through March 2000, $1,000 through March 2002 and $1,250 through July 2004. Patriot has subleased the Racecourse land and leased the related improvements to a wholly owned subsidiary of Wyndham International in order to permit Wyndham International to continue horseracing operations at the Racecourse through the term of Patriot's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In addition, Patriot has leased certain land adjacent to the Racecourse to Borders, Inc. (the "Borders Lease") for an initial term of 20 years with a fixed net annual rent of $279 for years 1 through 10, $362 for years 11 through 15 and $416 for years 16 through 20. In connection with the sale, Patriot assigned all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold (excluding the Borders Lease) to the PaineWebber affiliate, and the PaineWebber affiliate assumed substantially all of Patriot's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. Pursuant to the agreement, Patriot is obligated to fund up to $10,250 of development costs for new stables ($4,000 of which has been funded as of December 31, 1997). The parties have the option to renew such leases upon their expiration under certain circumstances.

Land Held for Development

         In connection with the acquisition of four resort properties, Patriot acquired certain land held for development, including commercial and residential land and construction in progress of single-family homes. Patriot recorded proceeds of approximately $8,393 as a result of land sales for the year ended December 31, 1997 which was recorded as a reduction in the basis of land held for development. As part of the continued growth of the Companies, Patriot intends to sell the land held for development to Wyndham International to further develop.

4.   OTHER BUSINESSES ACQUIRED:

Grand Heritage

         In August 1997, Wyndham International acquired Grand Heritage Hotels, Inc. a hotel management and marketing company, and other Grand Heritage subsidiaries including Grand Heritage Leasing, L.L.C. which leased three hotels from Patriot (the "Grand Heritage Acquisition"). The total purchase price for the Grand Heritage Acquisition was approximately $22,500 which was financed primarily through the issuance of 931,972 Class A preferred OP Units of Wyndham International.

         Grand Heritage Hotels, Inc., directly and through certain of its subsidiaries, owns 17 management contracts, five of which are related to hotels leased by Wyndham International.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Gencom American Hospitality and CHC International, Inc.

         Effective September 1, 1997, Patriot acquired the leasehold interests related to seven Patriot hotels which were previously leased by CHC Lease Partners and re-leased such hotels to Wyndham International. Prior to such acquisition, the management contracts with GAH-II, L.P. ("GAH"), an affiliate of CHC International, Inc. ("CHCI") and the Gencom American Hospitality group of companies ("Gencom"), along with the leaseholds related to the seven hotels were terminated. In a related transaction effective October 1, 1997, Patriot acquired one additional leasehold interest related to a Patriot hotel previously leased by CHC Lease Partners and re-leased such hotel to Wyndham International (the hotel's management contract with CHCI was also terminated prior to the acquisition). The aggregate purchase price of the eight leasehold interests was approximately $52,766, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot. Concurrently, Wyndham International purchased an approximate 50% managing, controlling ownership interest in GAH from affiliates of Gencom for a purchase price of approximately $13,860. These transactions were financed with approximately $644 of cash, and by issuing 2,388,932 paired OP Units of the REIT Partnership and the OpCo Partnership and 476,682 preferred OP Units of the OpCo Partnership.

         GAH, directly and through certain of its subsidiaries, owns 16 third-party management contracts, and certain other hospitality management assets. Concurrent with Wyndham International's purchase of its controlling interest in GAH, Wyndham International also entered into a Hospitality Advisory, Asset Management and Support Services Agreement with CHCI and GAH whereby Wyndham International will provide certain hospitality advisory, asset management and support services to certain CHCI and GAH subsidiaries for a base fee aggregating approximately $750 per month plus a percentage of excess cash flows of the hotels. Wyndham International reported income of $2,944 in 1997 under the provisions of this agreement (after elimination of $871 of income related to GAH).

         Patriot, Wyndham International and CHCI have also entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Wyndham International with Wyndham International being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the second quarter of 1998. As a result of the CHCI Merger, Wyndham International, through its subsidiaries, will acquire the remaining 50% investment interest in GAH, the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 12 third-party management contracts, 2 third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Wyndham International has also agreed to provide CHCI with a $7,000 line of credit until such time as the CHCI Merger is completed. As of December 31, 1997, Wyndham International had advanced a total of $1,000 to CHCI pursuant to such line of credit arrangement (see Note 6).

         By operation of the CHCI Merger, each issued and outstanding share of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights will be converted into the right to receive shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham International (the "Wyndham International Series A Preferred Stock") and shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham International (the "Wyndham International Series B Preferred Stock"). The formula for determining the exchange ratio of CHCI Shares for Wyndham International Series A Preferred Stock and Wyndham International Series B Preferred Stock is based on issuing an aggregate of approximately 4,396,000 shares of Wyndham International preferred stock (based on an aggregate purchase value of approximately $102,200 and a market price per paired share of $23.25), subject to reduction if certain specified events occur and subject to increase representing adjustments for dividends paid on paired shares of Patriot and Wyndham International common stock after September 30, 1997. Generally, the aggregate number of shares of Wyndham International preferred stock that each shareholder shall have the right to receive pursuant to the CHCI

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Merger shall consist of, to the extent possible, an equal number of Wyndham International Series A Preferred Stock and Wyndham International Series B Preferred Stock.

         In connection with the acquisition of GAH, preferred OP Units of the OpCo Partnership with a value of approximately $5,000 have been held back and the CHCI Merger equity consideration is subject to reduction in the amount of approximately $5,000 if the hotels and leaseholds acquired fail to achieve certain operating targets over the period prior to the closing of the CHCI Merger.

         In addition, on September 30, 2000 and September 30, 2002, Wyndham International may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham International may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the delivery and performance of certain specified assets.

5. INVESTMENTS IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED
   SUBSIDIARIES:

         In December 1995, Patriot, through the REIT Partnership, acquired an approximate 99% non-voting ownership interest in PAH Ravinia, a Virginia corporation, for $4,458 and PAH Ravinia acquired the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia.

         As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, Patriot, through the REIT Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due November 28, 1998. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is payable monthly. All amounts owing under the mortgage notes will become due upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel.

         In September 1996, Patriot, through the REIT Partnership, acquired an approximate 99% non-voting ownership interest in PAH Windwatch, a Delaware limited liability company. Patriot's investment in PAH Windwatch of approximately $6,217 is evidenced by a promissory note. PAH Windwatch acquired the 362-room Wyndham WindWatch Hotel (formerly the Marriott WindWatch Hotel) in Hauppauge (Long Island), New York for approximately $31,102.

         As part of the financing for the acquisition of the Wyndham WindWatch Hotel, Patriot, through the REIT Partnership, advanced PAH Windwatch $31,400 which is evidenced by a first lien mortgage note. The principal amount of the note is due on August 31, 1999. Interest at an annual rate equal to 9% is payable monthly. All amounts owed under the mortgage note will become due upon the sale of the hotel to a third party purchaser. The mortgage note is collateralized by a deed of trust on the Wyndham WindWatch Hotel.

         In January 1997, in connection with the acquisition of four resort properties, Patriot, through the REIT Partnership, contributed certain assets associated with these resorts (including the right to receive certain royalty fees) valued at $1,574 in exchange for an approximate 99% non-voting ownership interest in PAH Boulders, Inc., a Virginia corporation. The controlling 1% voting ownership interest in PAH Boulders, Inc. was held by certain executive officers of Patriot. In October 1997, Wyndham International acquired this 1% voting ownership interest for nominal consideration.

6. OTHER NOTES RECEIVABLE:

         On August 1, 1997, Wyndham International purchased a participating loan from National Resort Ventures, L.P., a Delaware limited partnership, related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for $23,750 (the "Participating Note"). The Participating Note has an outstanding principal balance at December 31, 1997 of $8,664. The difference between the purchase price of the Participating Note and the principal balance was recorded as deferred acquisition cost. The Participating Note is subordinated to a ground lease, a $50,300 first leasehold mortgage loan and a separate $8,500 participating loan and bears interest at a rate of 13% per annum. See Notes 12 and 21.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         On November 30, 1997, Wyndham International loaned $3,250 to a partnership affiliated with certain former owners of Grand Heritage management company who own the Broadview Hotel in Wichita, Kansas. The promissory note accrues interest at a rate of 12.5% per annum. Monthly payments of interest at a rate of 9.5% per annum are required. In addition, monthly interest payments at a rate of 3.0% per annum are payable from excess cash flow (as defined in the note agreement). The principal balance and all unpaid accrued interest are due on November 30, 2000. As of December 31, 1997, the outstanding principal and accrued interest balance of this note was $3,315.

         In connection with the CHCI Merger agreement, Wyndham International has advanced an aggregate of $1,000 to CHCI as of December 31, 1997. These advances bear interest at a rate of 1% above the interest rate applicable to base rate loans under the Companies' unsecured revolving credit facility (as such rate is defined in the revolving credit facility agreement). Interest payments are required monthly in arrears. The advances may be prepaid without penalty and are due upon the closing of the CHCI Merger (see Note 4).

7. LINE OF CREDIT FACILITY, TERM LOAN AND MORTGAGE NOTES:

         Outstanding borrowings under Patriot's line of credit facilities, term loan and various mortgage notes consist of the following:

                                                                                December 31,
                                                                       ---------------------------
                                                                            1997          1996
                                                                       ------------- -------------
         Line of credit facilities ...................................   $  455,743   $  192,339
         Term Loan ...................................................      350,000           --
         Paine Webber Mortgage Financing .............................      103,000           --
         Mortgage notes payable to Metropolitan Life Insurance
          Company.....................................................       98,892           --
         Other mortgage debt .........................................      104,702       22,000
                                                                         ----------   ----------
                                                                         $1,112,337   $  214,339
                                                                         ==========   ==========


Line of Credit Facilities

         Unsecured Revolving Credit Facility. On July 21, 1997, the Companies entered into a revolving credit facility with Paine Webber Real Estate, The Chase Manhattan Bank ("Chase") and certain other lenders for a 3-year unsecured Revolving Credit Facility (the "Revolving Credit Facility"). The original Revolving Credit Facility commitment was in the amount of $700,000, however, in December 1997, this amount was increased to $900,000. Borrowings have been made under the Revolving Credit Facility to repay all outstanding amounts under Old Patriot's secured line of credit with Paine Webber Real Estate (the "Old Line of Credit"). The Revolving Credit Facility may also be used for acquisition of additional properties, businesses and other assets, for capital expenditures and for general working capital purposes. The interest rate for the Revolving Credit Facility ranges from LIBOR plus 1.0% to 2.0% (depending on the Companies' leverage ratio or investment grade ratings received from the rating agencies) or the customary alternate base rate announced from time to time plus 0.0% to 0.5% (depending on the Companies' leverage ratio). The weighted average interest rate in effect for the Revolving Credit Facility for the period ended December 31, 1997 was 7.63% per annum. As of December 31, 1997, $455,743 was outstanding under the Revolving Credit Facility.

         The Revolving Credit Facility requires the Companies to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. The Companies are in compliance with such covenants at December 31, 1997. The unused commitment under the Revolving Credit Facility at December 31, 1997 is $444,257, subject to certain restrictions and provisions of the Revolving Credit Facility Agreement.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         The Companies have entered into three interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $375,000 of the outstanding balance on the Revolving Credit Facility. Each of the interest rate swaps covers $125,000 of borrowings under the Revolving Credit Facility and fixes the LIBOR portion of the Revolving Credit Facility interest rate at 6.09%, 6.255%, and 6.044%, respectively. The interest rate swap arrangements expire November 2002. If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot. Patriot paid $587 of net incremental interest expense related to the interest rate swap arrangements in 1997.

         Old Line of Credit. In connection with the Initial Offering, Old Patriot obtained the Old Line of Credit, a revolving credit facility to fund the acquisition of hotels, renovations and capital improvements to hotels and for general working capital purposes. The Old Line of Credit was collateralized by a first mortgage lien on certain of the hotels. The Old Line of Credit incurred interest on outstanding balances at a rate per annum equal to the 30-day LIBOR rate plus 1.90%. LIBOR was 5.56% at December 31, 1996 and 5.69% at December 31, 1995. The weighted average interest rate incurred by Patriot during 1996 and 1995 under this borrowing was 7.38% and 7.71%, respectively. The Old Line of Credit was repaid with funds drawn on the Revolving Credit Facility in July 1997. In connection with the repayment of the Old Line of Credit, $2,910 of unamortized deferred loan costs related to the Old Line of Credit were written off. Such amount (net of the minority interest portion which equals $376) has been reported as an extraordinary item in Patriot's consolidated statements of operations.

Term Loan

         Patriot has a $350,000 unsecured term loan with Paine Webber Real Estate and Chase (the "Term Loan"). The Term Loan was used to finance payments made in connection with the acquisition in December 1997 of certain hotel properties, has an interest rate per annum equal to the interest rate on the Revolving Credit Facility (7.96% at December 31, 1997), and matures January 31, 1999.

Paine Webber Mortgage Financing

         In July 1997, Patriot entered into a short-term financing arrangement (the "Paine Webber Mortgage Financing") with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot $103,000 through April 15, 1998 at a rate equal to the greater of 30-day LIBOR plus 1.75% or the borrowing rate on the Revolving Credit Facility. The weighted average interest rate incurred under this borrowing was 7.6% for the period ended December 31, 1997. The proceeds of the Paine Webber Mortgage Financing were used by Patriot to fund or acquire four mortgage loans to certain partnerships affiliated with members of CHC Lease Partners. The Paine Webber Mortgage Financing is secured by a collateral assignment of the first lien mortgage loans encumbering four hotels (which have an aggregate net book value as of December 31, 1997 of $122,786). In September and October 1997, Patriot, through the REIT Partnership and certain other subsidiaries, acquired the four partnerships that own the hotels securing these mortgage notes.

Metropolitan Life Insurance Company Mortgage Notes

         In connection with the purchase of four hotels in September 1997, Patriot obtained $98,892 of mortgage financing with Metropolitan Life Insurance Company encumbering six hotels (which have an aggregate net book value as of December 31, 1997 of $197,488). The loans bear interest at 8.08% per annum, and require monthly payments of interest only until 1999. Thereafter, monthly payments of principal and interest, in the amount of $755 are required until the October 1, 2007 maturity date.

Other Mortgage Debt

         Patriot, through the REIT Partnership and other subsidiaries, is obligated under other mortgage notes with various banks and financial institutions that, as of December 31, 1997, had outstanding balances totaling $104,702. These notes are collateralized by mortgage liens on the property and equipment of seven hotels (which have an

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


aggregate net book value as of December 31, 1997 of $147,711). The notes bear interest at rates ranging from 6.5% to 9.75% per annum and maturity dates in 1998 through 2005. The weighted average interest rate incurred by Patriot under these borrowings during the year ended December 31, 1997 was 7.35%.

         Under the terms of the related loan agreements, principal amortization and balloon payment requirements at December 31, 1997 are as follows for each of the next five years:

        Year                                              Amount
        ----                                              ------
        1998........................................  $     160,132
        1999........................................        350,826
        2000........................................        457,521
        2001........................................          1,928
        2002........................................          2,090
        2003 and thereafter.........................        139,840
                                                      -------------
                                                      $   1,112,337
                                                      =============
Forward Sale Transaction

         In addition, in November 1997, Patriot entered into two forward sale transactions with The Chase Manhattan Bank in the aggregate principal amount of $275,000. The terms of the transactions provide that on June 2, 1998, either Chase will be obligated to pay Patriot or Patriot will be obligated to pay Chase a cash settlement amount based on the then current yield on 10-year U.S. Treasury Notes. The forward sale transactions cover principal amounts of $175,000 with a forward yield of 6.0% and $100,000 with a forward yield of 5.995%. If the index price of the securities on June 1, 1998 is greater than the "Forward Price" (which is to be calculated based on the forward yield rate and the economic variables applicable to 10-year U.S. Treasury Notes), Patriot will be obligated to pay Chase a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount. If the index price is less than the Forward Price, Chase will be obligated to pay Patriot a cash settlement amount based on the spread between the index price and the Forward Price times the principal amount.


8.   SUBSCRIPTION NOTES:

         In order to effect the issuance of the paired shares of common stock and OP Units which were issued in the Cal Jockey Merger, the REIT Partnership subscribed for shares of Bay Meadows common stock (which became shares of Wyndham International Common Stock) in an amount equal to the number of shares of Patriot Common Stock that were issued to Old Patriot stockholders in the Cal Jockey Merger. In addition, the REIT Partnership similarly subscribed for OP Units in the OpCo Partnership in an amount equal to the number of OP Units of the REIT Partnership that were outstanding subsequent to the Cal Jockey Merger. These subscriptions were funded through the issuance of promissory notes in the aggregate amount of $58,901 (the "Subscription Notes") payable to Wyndham International. The Subscription Notes, as amended, accrue interest at a rate of 8% per annum and mature December 31, 1998. As of December 31, 1997, the Subscription Notes balance remaining outstanding was $12,875. The combined statements of operations for the year ended December 31, 1997 reflect the elimination of $1,103 of interest income and expense related to the Subscription Notes.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


9.   PARTICIPATING LEASES:

         The REIT Partnership has leased the hotels under the Participating Leases to Wyndham International and the Lessees through 2008. Minimum future rental income under these non-cancelable operating leases for the next five years and thereafter is as follows:

                                            Rent Amount
                                ------------------------------------
                                                          Wyndham
        Year                        Lessees            International
        ----                        -------            -------------
        1998..................  $      57,410         $     117,557
        1999..................         55,588               102,729
        2000..................         55,824               102,904
        2001..................         56,055               103,079
        2002..................         56,289                75,806
        2003 and thereafter...        231,682                48,731
                                -------------         -------------
                                $     512,848         $     550,806
                                =============         =============

         The Participating Leases obligate Patriot to establish a reserve for capital improvements for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures. Patriot and the Lessees (including Wyndham International) agree on the use of funds in these reserves, and Patriot has the right to approve the Lessees' annual and long-term capital expenditures budgets. Such reserve amount is to average 4.0% of total revenues for the hotels. At December 31, 1997 and 1996, $5,005 and $2,458, respectively, of cash is reserved for capital improvements, net of capital improvements made to date.

         Generally, Patriot is responsible for the payment of (i) real estate and personal property taxes on its hotel investments (except to the extent that personal property associated with the hotels is owned by the Lessees), (ii) casualty insurance on the hotels and (iii) business interruption insurance on the hotels. The Lessees are required to pay for all liability insurance on Patriot's hotels, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to Patriot's hotels with Patriot as an additional named insured.

         In connection with the acquisition of its initial 20 hotel investments in 1995, Patriot acquired the inventories for these hotels with an estimated fair market value of $2,035. The inventories were transferred to CHC Lease Partners for its use in the operation of the hotels. Under the Participating Lease Agreements for these hotels, CHC Lease Partners was obligated to return an equivalent inventory to Patriot at the end of the respective lease terms, less $1,000. The $1,000 was considered a lease inducement and was recorded as a reduction in inventory and an increase in deferred expenses. In connection with the acquisition of one other hotel in 1996, Patriot recorded an additional lease inducement of $685. These amounts were being amortized to Participating Lease revenue on a straight-line basis over the lives of the leases. In connection with the acquisition of eight leasehold interests from CHC Lease Partners in September and October 1997, the remaining unamortized lease inducement balance was written off as a cost of acquiring these leaseholds.

10.  MANAGEMENT SERVICES AND RELATED REVENUES:

         During 1997, in connection with the Grand Heritage Acquisition, the GAH Acquisition and other transactions, Wyndham International entered into or acquired management agreements for 43 hotels. As of December 31, 1997, Wyndham International manages 31 of Patriot's hotels and 12 hotels owned by third parties. Management fees earned for hotels owned by Patriot were $3,626 in 1997. Income and expense for such fees have been eliminated in the accompanying combined financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


11.   COMPUTATION OF EARNINGS PER SHARE:

         Basic and diluted earnings per share have been computed as follows:

Combined


                                                                                            Period October 2, 1995
                                                                                                 (inception of
                                          Year Ended                  Year Ended              operations) through
                                      December 31, 1997            December 31, 1996           December 31, 1995
                                    -----------------------     ------------------------    ------------------------
                                      Basic      Diluted          Basic       Diluted         Basic       Diluted
                                    ----------- -----------     ----------- ------------    ----------- ------------
                                                       (in thousands, except per share amounts)
Income before extraordinary item....$     362   $     362       $   37,991  $  37,991       $    6,096  $    6,096
Extraordinary loss..................   (2,534)     (2,534)              --         --             (737)       (737)
                                    ---------   ---------       ----------  ---------       ----------  ----------
Net (loss) income...................$  (2,172)  $  (2,172)      $   37,991  $  37,991       $    5,359  $    5,359
                                    =========   =========       ==========  =========       ==========  ==========

Weighted average number of Paired
   Shares outstanding...............   54,201      54,201           35,400     35,400           29,213      29,213
                                    =========   =========       ==========                  ==========
Dilutive securities:
   Effect of unvested stock grants..                                              264                          119
   Dilutive options to purchase
     Paired Shares..................                                              274                           16
                                                                            ---------                   ----------
                                                                               35,938                       29,348
                                                                            =========                   ==========

Earnings per Paired Share:
   Income before extraordinary item.
                                    $    0.01   $    0.01       $    1.07   $    1.06       $     0.21  $     0.21
   Extraordinary loss...............    (0.05)      (0.05)             --          --            (0.03)      (0.03)
                                    ---------   ---------       ---------    --------       ----------  ----------
   Net (loss) income................$   (0.04)  $   (0.04)      $    1.07   $    1.06       $     0.18  $     0.18
                                    =========   =========       =========   =========       ==========  ==========


         The dilutive effect of unvested stock grants of 804 and options to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                            Period October 2, 1995
                                                                                                 (inception of
                                          Year Ended                  Year Ended              operations) through
                                      December 31, 1997            December 31, 1996           December 31, 1995
                                    ----------------------      -----------------------    ------------------------
                                      Basic      Diluted          Basic       Diluted         Basic       Diluted
                                    ----------- ----------      ----------  -----------    -----------  -----------
                                                       (in thousands, except per share amounts)
Income before extraordinary item....$     382   $     382       $   37,991  $  37,991       $    6,096  $    6,096
Extraordinary loss..................   (2,534)     (2,534)              --         --             (737)       (737)
                                    ---------   ---------       ----------  ---------       ----------  ----------
Net (loss) income...................$  (2,152)  $  (2,152)      $   37,991  $  37,991       $    5,359  $    5,359
                                    =========   =========       ==========  =========       ==========  ==========

Weighted average number of common
   shares outstanding...............   54,201      54,201           35,400     35,400           29,213      29,213
                                    =========   =========       ==========                  ==========
Dilutive securities:
   Effect of unvested stock grants..                                              264                          119
   Dilutive options to purchase
     common stock...................                                              274                           16
                                                                            ---------                   ----------
                                                                               35,938                       29,348
                                                                            =========                   ==========

Earnings per share:
   Income before extraordinary item.
                                    $    0.01   $    0.01       $    1.07   $    1.06       $     0.21  $     0.21
   Extraordinary loss...............    (0.05)      (0.05)             --          --            (0.03)      (0.03)
                                    ---------   ---------       ---------    --------       ----------  ----------
   Net (loss) income................$   (0.04)  $   (0.04)      $    1.07   $    1.06       $     0.18  $     0.18
                                    =========   =========       =========   =========       ==========  ==========


         The dilutive effect of unvested stock grants of 804 and options to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.


Wyndham International


                                                                              Year Ended
                                                                          December 31, 1997
                                                                       -----------------------
                                                                         Basic       Diluted
                                                                       -----------  ----------
                                                                             (in thousands,
                                                                       except per share amounts)

         Net loss......................................................$     (20)   $     (20)
                                                                       =========    =========

         Weighted average number of common shares outstanding..........   54,201       54,201
                                                                       =========    =========
         Earnings per share:
            Net loss...................................................$   (0.00)   $   (0.00)
                                                                       =========    =========


         The dilutive effect of unvested stock grants of 804 and options to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

         See Note 15 for a discussion of the impact of Statement 123 ("Accounting for Stock-Based Compensation") on earnings per share.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


12.  COMMITMENTS AND CONTINGENCIES:

Office Lease

         Patriot had an agreement with an affiliate to provide Patriot with office space and limited support personnel for Patriot's headquarters for an annual fee of approximately $141 through February 1998. Pursuant to the merger with Wyndham Hotel Corporation (see discussion below and Note 21), Patriot terminated its agreement with the affiliate and entered into an agreement with an affiliate of Wyndham Hotel Corporation to provide the Companies with office space for the Companies' headquarters. The lease term is for a period of 10 years and requires annual rent payments of $1,197 through 2007.

Employment Agreements

         The Companies have entered into employment agreements with each of their respective executive officers. Generally, the agreements provide for annual base compensation with any increases during the three-year term of the agreement to be approved by the Compensation Committees of Patriot's or Wyndham International's Board of Directors, as applicable.

Business Combinations

         Wyndham Hotel Corporation. On April 14, 1997, Old Patriot entered into a merger agreement with Wyndham Hotel Corporation ("Old Wyndham") which was later ratified by Patriot and Wyndham International, (the "Wyndham Merger Agreement") through which Old Wyndham will merge with and into Patriot (the "Wyndham Merger"), with Patriot being the surviving company. Concurrently, Old Patriot and CF Securities, L.P. ("CF Securities"), the principal stockholder of Old Wyndham, entered into a stock purchase agreement (the "Stock Purchase Agreement"). The Merger Agreement generally provides for the conversion of each outstanding share of common stock, par value $0.01 per share, of Old Wyndham (the "Old Wyndham Common Stock"), other than shares as to which the holder thereof has elected to receive cash (subject to proration), into the right to receive 1.372 Paired Shares. The 1.372 conversion ratio (the "Exchange Ratio") was subject to certain adjustments based upon the average trading price of the Companies' Paired Shares prior to the completion of the Wyndham Merger. The Wyndham Merger Agreement provides that, in lieu of receiving Paired Shares in the Wyndham Merger, stockholders of Old Wyndham could elect to receive cash (such election being referred to herein as a "Cash Election" and such cash being referred to herein as "Cash Consideration") for all or any portion of their shares of Old Wyndham Common Stock in an amount per share equal to $42.80, subject to an aggregate availability of $100,000 of cash for all Cash Elections (including a Cash Election by CF Securities pursuant to the Stock Purchase Agreement).

         At December 31, 1997, Old Wyndham's portfolio of owned, leased or managed hotels consisted of 97 hotels operated by Old Wyndham, as well as eight franchised hotels, which in the aggregate contained over 25,500 rooms. Old Wyndham's portfolio includes 88 upscale hotel properties and 17 midscale properties operating under the ClubHouse brand. Pursuant to the Wyndham Merger Agreement, Old Wyndham will merge with and into Patriot and the companies will continue their operations within the paired share structure. Following the Wyndham Merger, the 37 hotels owned or leased by Old Wyndham will be leased or subleased by Patriot to Patriot Operating Company, whose name changed to Wyndham International in connection with the Wyndham Merger.

         The Wyndham Merger was subject to various closing conditions including approval of the Wyndham Merger by the stockholders of Patriot, Wyndham International and Old Wyndham. The stockholder meetings of Old Wyndham, Patriot and Wyndham International were held on December 31, 1997, at which time the Wyndham Merger was approved.
See Note 21.

         WHG Casinos & Resorts, Inc. On September 30, 1997, Patriot, Wyndham International and WHG Casinos & Resorts Inc. ("WHG") entered into an Agreement and Plan of Merger (the "WHG Merger Agreement") providing for the merger of a newly formed subsidiary of Wyndham International with and into WHG with WHG being the

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


surviving corporation (the "WHG Merger"). As a result of the WHG
Merger, Wyndham International will acquire the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico, as well as a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. Under the terms of the WHG Merger Agreement, each share of WHG common stock generally will be converted into the right to receive 0.784 Paired Shares of Patriot and Wyndham International common stock, subject to certain adjustments related to the timing of the closing of this transaction and the average closing price of the Paired Shares over the ten trading days immediately preceding the third business day prior to the WHG stockholders' meeting at which approval for the WHG Merger is sought. In addition, each issued and outstanding share of WHG Series B Convertible Preferred Stock will be converted into the right to receive that number of Paired Shares that the holder of such share of WHG Series B Convertible Preferred Stock would have the right to receive assuming conversion of such share, together with any accrued and unpaid dividends thereon, into shares of WHG common stock immediately prior to the effective time of the WHG Merger. The special meeting of stockholders of WHG at which approval of the WHG Merger will be sought is scheduled for January 16, 1998. See Note 21.

         Interstate Hotels Company. On December 2, 1997, Patriot, Wyndham International and Interstate Hotels Company ("Interstate") entered into an Agreement and Plan of Merger (the "Interstate Merger Agreement") providing for the merger of Interstate with and into Patriot (the "Interstate Merger") with Patriot being the surviving company. Pursuant to the Interstate Merger Agreement, stockholders of Interstate will have the right to elect to convert each of their shares of Interstate common stock into the right to receive either
(i) $37.50 in cash, subject to proration in certain circumstances (the "Interstate Cash Consideration"), or (ii) a number of Paired Shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio"). After the elections are made by stockholders of Interstate, proration will be used to ensure that 40% of the outstanding shares of Interstate common stock will be converted into the right to receive Interstate Cash Consideration and that the remaining 60% of the outstanding shares of Interstate common stock will be converted into the right to receive Paired Shares at the Interstate Exchange Ratio, subject to adjustment in certain circumstances for the exercise of dissenters' rights. The special meetings of stockholders of Patriot, Wyndham International and Interstate at which approval of the Interstate Merger will be sought are scheduled for March 30, 1998. See
Note 21.

Potential Acquisitions

         In August 1997, Wyndham International purchased the Participating Note from National Resort Ventures, L.P., related to the 1,014-room Buena Vista Palace Hotel in Orlando, Florida for approximately $23,750 in cash (see Notes 6 and 21). The Buena Vista Palace Hotel is owned by a joint venture between Equitable Life Insurance Company, which owns a 55% interest, and Hotel Venture Partners, Ltd., which owns a 45% interest. In November 1997, Patriot agreed to acquire a 95% equity interest in the Buena Vista Palace Hotel for approximately $141,600 including the assumption of an existing first leasehold mortgage with a balance of approximately $50,300. As part of the agreement, Patriot also was granted an option to acquire the remaining 5% equity interest in the hotel.


Contingencies

         The Companies are currently not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

13.  RELATED PARTY TRANSACTIONS:

Mortgage Notes and Other Receivables from Unconsolidated Subsidiaries

         As described in Note 5, Patriot, through the REIT Partnership, loaned $40,500 in the form of mortgage notes to PAH Ravinia as part of the financing for PAH Ravinia's acquisition of the Crowne Plaza Ravinia Hotel.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Patriot recognized $43 of interest income in both 1997 and 1996 and $3 of interest income in 1995 related to such mortgage notes (excluding $4,280 of such interest eliminated for financial reporting purposes in both 1997 and 1996 and $351 in 1995). Patriot had aggregate receivables (including mortgage notes) of $41,587 and $40,866 due from PAH Ravinia as of December 31, 1997 and 1996, respectively.

         Patriot through the REIT Partnership, also loaned $31,400 in the form of a mortgage note to PAH Windwatch (see Note 5), as part of the financing for PAH Windwatch's acquisition of the Wyndham WindWatch Hotel. Patriot recognized $28 and $8 of interest income in 1997 and 1996, respectively, related to such mortgage notes (excluding $2,810 and $754 of such interest eliminated for financial reporting purposes). Patriot had aggregate receivables (including the mortgage note) of $34,060 and $31,343 due from PAH Windwatch as of December 31, 1997 and 1996, respectively.

Acquisitions of Interests from Officers and Directors

         In September and October 1997, in connection with certain transactions with affiliates of Gencom and CHCI to acquire ten hotels, eight leasehold interests and an investment interest in GAH (see Note 4), two of the Companies' Executive Officers and one of the Directors received cash in the aggregate amount of approximately $3,577 and a total of 2,544,308 OP Units of the Operating Partnerships and 476,682 preferred OP Units of the OpCo Partnership (with an aggregate value of approximately $70,238) as consideration for their ownership interests in such assets acquired.

PAH RSI, L.L.C. and Wyndham International

         In connection with the acquisition of four resort properties in January 1997, the REIT Partnership and certain of its subsidiaries acquired certain assets relating to these resorts and then sold these assets to PAH RSI, L.L.C. (a limited liability corporation which was owned and controlled by certain executive officers of Patriot) for approximately $2,000. In addition, PAH RSI, L.L.C. acquired from the REIT Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9,000, due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997. As of December 31, 1997, principal and accrued interest of approximately $9,598 was outstanding. In October 1997, Wyndham International, through certain of its subsidiaries, acquired the members' interests of PAH RSI, L.L.C. for approximately $143. As a result, Wyndham International acquired the assets (including leasehold interests for eight of Patriot's hotels) and assumed the liabilities of PAH RSI, L.L.C.

14.  MINORITY INTERESTS:

Minority Interest in the Operating Partnerships

         Pursuant to the Operating Partnerships' respective limited partnership agreements, the common limited partners of the Operating Partnerships, including certain affiliates of the Companies, received rights (the "Redemption Rights") that enable them to cause the Operating Partnerships to redeem each pair of OP Units (consisting of one OP Unit of the REIT Partnership and the one OP Unit of the OpCo Partnership) in exchange for cash equal to the value of a Paired Share (or, at the Companies' election, the Companies may purchase each pair of OP Units offered for redemption for one Paired Share of common stock). In the case of the OpCo Partnership's Class A preferred OP Units and Class C preferred OP Units described below, each of these preferred OP Units may be redeemed for cash equal to the value of a Paired Share (or, at Wyndham International's election, Wyndham International may purchase each preferred OP unit offered for redemption for one Paired Share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP Units. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnerships or the shareholders of the Companies.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         As a result of the 2-for-1 stock split in March 1997, the Cal Jockey Merger and the 1.927-for-1 stock split in July 1997, the number of OP Units outstanding and the OP Unit conversion factor was adjusted to re-establish a one-for-one exchange ratio of OP Units to common shares.

         The REIT Partnership had a total of 49,974,000 OP Units outstanding as of December 31, 1997, of which 43,613,496 OP Units were held by Patriot and 5,035,700 OP Units and 1,324,804 Preferred OP Units were held by minority partners, which represent the minority interest in the REIT Partnership.

         During 1997, the REIT Partnership issued an additional 20,376 OP Units valued at approximately $370 in connection with The Tutwiler Hotel acquisition, and 2,590,197 OP Units valued at approximately $58,662 in connection with the acquisition of the four resort properties. In accordance with their redemption rights, during the first six months of 1997 certain partners elected to redeem a total of 379,606 OP Units for a total of $14,441 in cash (based upon the market price of Old Patriot Common Stock on the effective dates of the redemptions) and 150,000 shares of Old Patriot Common Stock (such amounts have not been adjusted to reflect the stock splits and Cal Jockey Merger). As of June 30, 1997, the REIT Partnership had 6,887,049 OP Units and 1,324,804 preferred OP Units outstanding.

         In connection with the Cal Jockey Merger, the holders of REIT Partnership OP Units and preferred OP Units received OP Units and Class B preferred OP Units of the OpCo Partnership in an amount equal to the number of REIT Partnership units held by them at the closing of the Cal Jockey Merger.

         In addition, during 1997, the Operating Partnerships each issued 2,456,172 OP Units in connection with the acquisition of hotel properties, and 2,388,932 OP Units in connection with Patriot's acquisition of eight leasehold interests from CHC Lease Partners and Wyndham International's acquisition of its approximate 50% ownership interest in GAH and redeemed 6,298 OP Units. In addition, the OpCo Partnership issued 931,972 Class A Preferred OP Units in connection with the Grand Heritage Acquisition and 476,682 Class C Preferred OP Units in connection with the acquisition of the approximate 50% ownership interest in GAH.

         On September 30, 1997, the Companies exercised their right to call 2,000,033 OP Units in each of the Operating Partnerships held by The Morgan Stanley Real Estate Fund, L.P. and certain related entities (the "Morgan Stanley Call"). The exercise price on the Morgan Stanley Call was $25.875 per pair of OP Units. The Morgan Stanley Call was funded with the proceeds of certain direct placements of the Companies' Paired Shares (see Note 15).

         As of December 31, 1997, the REIT Partnership had a total of 84,868,079 OP Units outstanding of which 73,276,716 OP Units were held by Patriot and 10,266,559 OP Units and 1,324,804 preferred OP Units were held by minority partners, which represent the minority interest in the REIT Partnership. The OpCo Partnership had a total of 86,276,733 OP Units outstanding as of December 31, 1997, of which 73,276,716 OP Units were held by Wyndham International and 10,266,559 OP Units, 931,972 Class A Preferred OP Units, 1,324,804 Class B Preferred OP Units and 476,682 Class C Preferred OP Units were held by minority partners, which represent the minority interest in the OpCo Partnership.

Minority Interest in Other Subsidiaries

         Patriot has entered into a number of partnership agreements with DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, related to the acquisition of 11 hotels. The REIT Partnership owns an 85% to 90% general partnership interest in each partnership and DTR owns a 15% to 10% limited partnership interest in each partnership. The partnerships were formed for the purpose of acquiring hotel properties. The financial position and results of operations of each partnership is included in the consolidated financial statements of Patriot. DTR's interest in the partnerships is included in minority interest in other subsidiaries in the accompanying consolidated financial statements.

         During 1996, Patriot acquired five hotels through such partnerships with DTR for approximately $83,300. The acquisitions were financed with a combination of cash and funds drawn on the Old Line of Credit.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         During 1997, Patriot acquired six hotels through such partnerships with DTR for approximately $182,900. The acquisitions were financed through a combination of mortgage debt of $98,892, cash contributions to the partnerships of approximately $58,342 by the REIT Partnership and approximately $10,658 by DTR, and the issuance of 614,046 paired OP Units of the Operating Partnerships (valued at approximately $15,000 based on the average market price of the Companies' common stock for the 20 days prior to the closing of the acquisition). The REIT Partnership's contributions were financed primarily with funds drawn on the Revolving Credit Facility.

         In addition, in July 1997, Patriot, through the REIT Partnership, acquired 90% of the equity interests in four separate limited liability companies which own four hotels with an aggregate of 705 guest rooms for an aggregate purchase price of approximately $51,066. The REIT Partnership's contribution was financed primarily with funds drawn on the Revolving Credit Facility. One of the hotels is subject to a mortgage loan with a financial institution with a principal balance of approximately $5,714 as of December 31, 1997.

15.  SHAREHOLDERS' EQUITY:

Capital Stock

         Patriot's and Wyndham International's respective Boards of Directors have authorized the issuance of up to 100,000,000 shares of preferred stock in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1997, no preferred stock was issued.

         Old Patriot was initially capitalized through the issuance of 2,850 shares of no par value common stock to three of Old Patriot's executive officers for which the executive officers paid nominal consideration. In connection with the Initial Offering, Patriot declared an approximate 41-to-1 stock split of its outstanding common shares, resulting in the issuance of an additional 115,900 shares of common stock to such executive officers. The aggregate value of $1,425 (based upon the initial public offering price of $12.00 per share), less cash received of $3, was recorded as unearned stock compensation and is being amortized over the three-year vesting period.

         On October 2, 1995, Old Patriot completed the Initial Offering of 29,210,000 shares of its common stock (including 3,810,000 shares of common stock issued upon exercise of the underwriters' over-allotment option). The offering price of all shares sold was $12.00 per share, resulting in net proceeds (less the underwriters' discount and other offering expenses) of approximately $313,170.

         In May 1996, Old Patriot sold an aggregate of approximately $40,000 of equity securities in a private placement to an institutional investor that purchased the securities on behalf of two owners. The securities consisted of 1,622,786 shares of common stock sold at $13.475 per share and 1,324,804 Class B Preferred OP Units sold at $13.688 per unit. The common stock is of the same class as Old Patriot's then-existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Class B Preferred OP Units are entitled to quarterly distributions equal to 103% of the quarterly dividends paid on the common stock (and, subsequent to the Cal Jockey Merger, Paired Shares). Generally, three years following issuance, the Class B Preferred OP Units may be converted into Paired Shares on a one-for-one basis (i.e., one Paired Share for one Class B Preferred OP Unit), subject to certain limitations. After 10 years, Patriot will have the right to exchange all the outstanding Class B Preferred OP Units for Paired Shares on a one-for-one basis.

         During the third quarter of 1996, Old Patriot completed a second public offering of 12,293,400 shares of its common stock (including 1,293,400 shares of common stock issued upon exercise of the underwriters' over-allotment option). The offering price of all shares sold in this offering was $14.125 per share, resulting in net proceeds (less the underwriters' discount and other offering expenses) of approximately $160,222, of which approximately $151,963 was used to reduce amounts outstanding under the Old Line of Credit.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         In August 1997, the Companies completed a public offering of 10,580,000 Paired Shares of common stock (including 1,380,000 Paired Shares issued upon exercise of the underwriters' over-allotment option). The net proceeds of this offering (less the underwriters' discount and expenses) of approximately $209,795 were used primarily to reduce the outstanding debt under the Revolving Credit Facility.

         On November 13, 1997, pursuant to a letter agreement dated September 30, 1997, the Companies sold 1,000,033 Paired Shares to PaineWebber (the "PaineWebber Direct Placement") for a purchase price per Paired Share of $27.6875, or aggregate consideration of $27,688. In addition, pursuant to a letter agreement dated September 30, 1997, the Companies sold 1,000,000 Paired Shares to LaSalle Advisors Limited Partnership ("LaSalle"), as agent for certain clients of LaSalle (the "LaSalle Direct Placement"), at a purchase price per Paired Share of $27.625, or aggregate consideration of $27,625. The proceeds of the PaineWebber Direct Placement and the LaSalle Direct Placement were used to fund the Morgan Stanley Call (see Note 14).

         On December 31, 1997, the Companies sold 3,250,000 unregistered Paired Shares to UBS Limited, an English corporation, for a purchase price per Paired Share of $28.8125, or aggregate consideration of approximately $93,641. In connection with this private placement of equity, the Companies also entered into an agreement with Union Bank of Switzerland, London Branch ("UBS") which provides for an adjustment in the purchase price of the Paired Shares as of a specific date. Because the Companies must periodically increase their equity base to maintain financial flexibility and continue with their growth strategy, management may utilize private placements of equity in conjunction with a price adjustment mechanism, as a means for the Companies to raise capital, while also retaining the opportunity to adjust the pricing of the equity issuance during the term of the agreement. The price adjustment agreement with UBS provides that if the aggregate return on the 3,250,000 Paired Shares issued does not exceed the calculated forward yield (which is based upon the three-month LIBOR rate plus 1.40%) as measured from time to time, the Companies will be required to issue to UBS additional Paired Shares with a market value equivalent to the yield deficiency. Conversely, if the aggregate return on the issued shares is in excess of the calculated forward yield, a portion of the Paired Shares originally issued by the Companies will be returned. In addition, the Companies are required to register Paired Shares with the Securities and Exchange Commission to settle its obligations under the agreement. Under certain market conditions UBS has the right to accelerate the settlement of all or a portion of the transaction. The final settlement date is December 31, 1998. As of December 31, 1997, the private placement of Paired Shares is accounted for as equity and any subsequent adjustments in the share price will be reflected as an adjustment to equity.

Cash Dividends and Stock Splits

         On January 30, 1997, Old Patriot declared a 2-for-1 stock split effected in the form of a stock dividend, which was distributed on March 18, 1997 to shareholders of record on March 7, 1997.

         On December 26, 1997, Patriot declared a $0.32 per common share dividend to holders of record on January 5, 1998. Patriot paid dividends of $0.2625 per common share for each of the first three quarters of 1997. In addition, in connection with the Cal Jockey Merger, Old Patriot also declared a special dividend of $0.06 per common share payable to holders of record on June 27, 1997, which was paid on June 30, 1997. Concurrent with each of the dividend declarations, the Operating Partnerships authorized distributions in the same amount on outstanding OP Units. Old Patriot paid dividends of $0.24 per common share for the fourth quarter of 1995 (its first quarter of operations) and for the each of the first three quarters of 1996. Old Patriot paid dividends of $0.2625 per common share for the fourth quarter of 1996.

Stock Incentive Plans

         Old Patriot adopted the 1995 Incentive Plan and the Non-Employee Directors' Incentive Plan in connection with its initial formation. In connection with the Cal Jockey Merger, these stock incentive plans were amended and adopted by the Companies. The 1995 Incentive Plan, as amended (the "1995 Incentive Plan"), and the Non-Employee Directors' Plan, as amended (the "Directors' Plan"), were adopted for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Companies, and (iii) associating the interests of these individuals with the interests of the Companies and their shareholders through opportunities for increase stock ownership. As a result of the continued growth of the Companies, Patriot and Wyndham International each adopted a 1997 Incentive Plan.

         The 1995 Incentive Plan. Under the 1995 Incentive Plan, employees of the Companies are eligible to receive stock options, stock awards or performance shares, subject to certain restrictions. All awards under the 1995 Incentive Plan are determined by the Compensation Committees of the respective Boards of Directors and a

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


maximum of 5,000,000 shares of common stock may be issued under the 1995 Incentive Plan. As of December 31, 1997, the maximum amount of available shares under this plan have been issued.

         The Directors' Plan. The Directors' Plan provides for the award of stock options and stock awards to each eligible non-employee director of the Companies. Each eligible director receives nonqualified options to purchase 15,000 Paired Shares upon their election to the Board of Directors of either Patriot or Wyndham International. On the date of each annual meeting of the Companies' shareholders, each non-employee director then in office receives an additional grant of nonqualified options to purchase 5,000 Paired Shares, with the maximum aggregate number of Paired Shares subject to options to be granted to each non-employee director being 35,000. The exercise price of options will be 100% of the fair market value of a Paired Share on the date of grant. The exercise price may be paid in cash, cash equivalents acceptable to the Compensation Committee, common stock or a combination thereof. Options granted under the Directors' Plan are exercisable for ten years from the date of grant.

         The Directors' Plan also provides for the annual award of common stock to each eligible director in payment of one-half of the annual retainer of $13 payable to each such director. The number of shares awarded will be determined based upon the fair market value of the stock at the date of the grant. Such shares vest immediately upon grant and are non-forfeitable.

         The 1997 Incentive Plans. The 1997 Incentive Plans provide for the award of stock options, stock awards or performance shares to each eligible employee and director of Patriot and Wyndham International. All awards under the 1997 Incentive Plans are determined by the Compensation Committees of the respective Board of Directors of Patriot and Wyndham International. Under each 1997 Incentive Plan, the aggregate number of Paired Shares available for grants of awards shall be the sum of (i) 3,000,000 Paired Shares plus (ii) 10% of any future net increase in the total number of shares of paired common stock.

         Under the Companies' 1997 Incentive Plans, each independent director may elect to take all or a portion of his/her fees in the form of deferred paired share units. In addition, the independent directors of Patriot and Wyndham International will automatically be granted a non-qualified stock option, immediately exercisable in full, to acquire 10,000 Paired Shares at an exercise price per Paired Share equal to the fair market value of a Paired Share on the date of grant. Option terms are fixed by the Compensation Committees and may not exceed ten years from the date of grant.

Stock Grant Awards

         During 1996, pursuant to the Directors' Plan and the Incentive Plan, Old Patriot awarded 48,000 shares of common stock to its non-employee directors and 314,800 shares of common stock to certain of its officers and employees. In addition, the directors were granted 2,640 shares of common stock with an aggregate value of $37 in payment of one-half of the annual retainer payable to each director. Old Patriot recorded a total of $5,144 (the aggregate value of Old Patriot's common stock based on the market price at the date of the award) as unearned stock compensation in 1996, which is being amortized over the vesting period of four years.

         During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 Paired Shares of common stock to certain officers of the Companies. The Companies recorded a total of $12,897 (the aggregate value of the common stock based on the market price at the date of the award) as unearned stock compensation in 1997, which is being amortized over the vesting periods of one to five years. For 1997, 1996 and 1995, $4,686, $1,068 and $71, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

         Upon completion of the Initial Offering in 1995, 1,000,000 options were granted to the executive officers to purchase shares of Old Patriot common stock. Each option is exercisable at an amount equal to the initial public offering price of $12.00 per share. Of the options granted, 55,560 vested immediately, while the remaining options

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


become exercisable at various dates through January 1, 2005. In addition, each eligible director who was a member of Old Patriot's Board as of September 27, 1995, was awarded nonqualified options to purchase 15,000 shares of common stock on that date (each such director, a "Founding Director"). The options granted to Founding Directors have an exercise price equal to the initial public offering price of $12.00 per share and vested immediately.

         During 1996, pursuant to the Directors' Plan and the Incentive Plan, Old Patriot's Board of Directors granted stock options to purchase 30,000 shares of common stock to Old Patriot's directors and stock options to purchase 355,600 shares of common stock to Old Patriot's officers and certain employees. The exercise price of the options granted to the directors is $14.188 (the market price of Old Patriot's common stock on May 23, 1996, the date of the grant). For the officers and employees employed as of the grant date of April 19, 1996, the exercise price of the options is $13.438 (the market price of Old Patriot's common stock on the date of grant). For officers and employees hired subsequent to April 19, 1996, the exercise price is equal to the market price of Old Patriot's common stock on the employee's date of hire. The options to purchase common stock vest annually over a period of seven years.

         In connection with the acquisition of four resort properties in January 1997, certain former owners of the resorts who are also employees of Resorts Services, Inc., the company which manages the resorts, were granted nonqualified options to purchase an aggregate of 780,008 shares of Old Patriot Common Stock at an exercise price of $19.125 (based on the market price of Old Patriot's common stock on the date the purchase contract for the resorts was executed after giving effect to the March 1997 and July 1997 stock splits and the Cal Jockey Merger) as additional consideration for entering into the purchase and sale agreement for the resort properties. The estimated fair value of the options issued, in the aggregate amount of $3,266, was recorded as additional purchase consideration for the acquisition of the resort properties. The options to purchase common stock vest annually over a period of four years.

         During the first quarter of 1997, one of the executive officers of Patriot was granted nonqualified options to purchase an aggregate of 560,009 shares of common stock at an exercise price of $24.13 (based on the market price of Old Patriot's Common Stock on the date of the grant after giving effect to the March 1997 and July 1997 stock splits and the Cal Jockey Merger). These options to purchase common stock vest annually over a period of three years.

         During the second quarter of 1997, the Compensation Committee of Old Patriot's Board of Directors awarded a two-tier option program for Patriot's chief executive officer which is intended to be his sole equity award for the next five years. The tier one award is a ten-year option to purchase 1,350,022 shares of common stock with an exercise price equal to $22.375 per share, the fair market value of Old Patriot's Common Stock on the date of the grant (after giving effect to the July 1997 stock split and the Cal Jockey Merger). The tier two award is a ten-year premium priced option to purchase an aggregate of 1,250,020 shares of common stock. This grant has five equal tranches of 250,004 shares each with an increasing exercise price ranging from $24.61 to $36.04. These options are not exercisable until April 1, 2002.

         Additionally, during the second quarter of 1997, another executive officer of Old Patriot was granted nonqualified options to purchase an aggregate of 100,002 Paired Shares of common stock at an exercise price of $22.625 (based on the market price of Old Patriot's common stock on the date of the grant after giving effect to the July 1997 stock split and the Cal Jockey Merger). These options to purchase common stock vest annually over a period of seven years.

         During the third quarter of 1997, one of the executive officers of Wyndham International was granted nonqualified options to purchase an aggregate of 280,000 Paired Shares at an exercise price of $32.063 per Paired Share (based on the market price of the Paired Shares on the date of the grant). These options to purchase Paired Shares vest quarterly over a period of three years.

         During the fourth quarter of 1997, the independent directors of Patriot and Wyndham International were granted nonqualified options to purchase an aggregate of 100,000 Paired Shares at an exercise price of $32.625 per

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Paired Share (based on the market price of the Paired Shares on the date of grant). The options to purchase Paired Shares vested on the date of grant.

         As of December 31, 1997, pursuant to the Directors' Plan, the 1995 Incentive Plan and the 1997 Incentive Plans, the Companies have authorized the grant of options for up to 5,115,652 Paired Shares with exercise prices ranging from $5.51 to $36.04 per Paired Share (1,289,688 of such options were vested). During 1997, a total of 314,967 Paired Shares were issued pursuant to exercise of options (at exercise prices ranging from $5.51 to $14.25) resulting in net proceeds of $2,307.

         The Companies have elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Companies' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement 123

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Companies had accounted for their compensatory employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.61%, 6.09% and 5.97%; dividend yields of 6%; volatility factors of the expected market price of the Companies' common stock of 0.389, 0.173 and 0.173, and a weighted average expected life of the options of 6 years, 5 years and 4 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Companies' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options that have vesting periods and are non-transferable.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Companies' pro forma information is as follows:


                                                      1997               1996               1995
                                                 ---------------    ---------------    ---------------
              Pro forma net (loss) income........$      (4,949)     $      37,607      $       5,193
              Pro forma earnings per share:
                 Basic...........................$       (0.09)     $        1.06      $        0.18
                 Diluted.........................$       (0.09)     $        1.04      $        0.18

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         A summary of the Companies' stock option activity, and related information for the years ended December 31 is as follows:

                                            1997                      1996                       1995
                                    ----------------------    ----------------------     ----------------------
                                                Weighted                  Weighted                   Weighted
                                                Average                    Average                  Average
                                     Options    Exercise       Options    Exercise        Options    Exercise
                                     (000's)     Price         (000's)      Price         (000's)     Price
                                    ---------- -----------    ----------- ----------     ---------- -----------
Outstanding, beginning of year...       1,476  $   12.39          1,090   $   12.00             --  $     --
Granted..........................       3,640      26.31            386       13.51          1,090     12.00
Exercised........................          (6)     13.83             --          --             --        --
Forfeited........................         (27)     13.79             --          --             --        --
                                    ---------  --------       ---------   ---------      ---------  --------
Outstanding, end of year.........       5,083  $   22.35          1,476   $   12.39          1,090  $  12.00
                                    =========  =========      =========   =========      =========  ========

Exercisable at end of year.......         972  $   15.98            401   $   12.00             --  $  12.00

Weighted average fair value of
   options granted during year...              $    4.28                  $    1.27                 $   1.19

         Exercise prices for compensatory options outstanding as of December 31, 1997 ranged from $12.00 to $36.04. The weighted average remaining contractual life of those options was nine years. Exercise prices for compensatory options outstanding as of December 31, 1996 ranged from $12.00 to $15.125. The weighted average remaining contractual life of those options was nine years.

16.   INCOME TAXES:

         The income tax provision of Wyndham International for the six months ended December 31, 1997 consists of the following:

           Current:
                Federal.................................................................   $           199
                State...................................................................               130
                                                                                           ---------------
           Total current................................................................               329
                                                                                           ---------------
           Deferred:
                Federal.................................................................               136
                State...................................................................                16
                                                                                           ---------------
           Total deferred...............................................................               152
                                                                                           ---------------
                             Total income tax expense...................................   $           481
                                                                                           ===============

         The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before income taxes, is as follows:

           Tax at statutory rate........................................................   $           127
           State income taxes...........................................................               118
           Non-deductible expenses......................................................               236
                                                                                           ---------------
                             Total income tax expense...................................   $           481
                                                                                           ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Wyndham International's deferred tax assets and liabilities as of December 31, 1997 are as follows:

           Deferred tax assets:
                Other non-current assets................................................   $            89
                                                                                           ---------------
                    Total deferred tax assets...........................................                89

           Deferred tax liabilities:
                Depreciation............................................................              (600)
                Trade names.............................................................              (959)
                Management contracts....................................................            (7,937)
                Other non-current liabilities...........................................              (143)
                                                                                           ---------------
                    Total deferred tax liabilities......................................            (9,639)
                                                                                           ---------------
                             Net deferred income tax liability..........................   $        (9,550)
                                                                                           ===============


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Revolving Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market or accrue interest at fixed rates which approximate market rates.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


18.  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Patriot and Wyndham International

         In connection with the acquisition of hotel properties, the following assets were acquired, liabilities assumed and consideration given:


                                                                  1997           1996            1995
                                                              -------------- --------------  --------------
         Assets acquired:
           Cash received upon acquisition of hotel leases.....$    (14,192)    $      --         $     --
           Accounts receivable................................     (27,108)          537               --
           Inventories........................................      (6,408)          613               --
           Goodwill...........................................    (112,562)           --               --
           Other assets.......................................      (6,531)          510              313
           Trade names and management contracts...............     (33,739)           --               --
           Deferred expenses (net of write-off of deferred
              financing costs of $679 in 1995)................          --           685              127

         Liabilities assumed:
           Accounts payable and accrued expenses..............$     49,577     $   4,195         $ (1,102)
           Mortgage notes receivable..........................     103,673            --               --
           Capital lease obligation acquired..................         503            --               --
           Mortgage notes.....................................      34,244            --               --
           Deferred income tax liability......................       9,550            --               --

         Consideration given:
           Issuance of common stock, stock options and OP
              Units...........................................$    449,415     $  16,391         $ 13,303
                                                                ==========     =========         ========
         Other non-cash investing and financing activities:
            Reclassification of deferred acquisition costs to
              property costs..................................$     30,637
                                                                ==========


Patriot

         In connection with the acquisition of hotel properties, the following assets were acquired, liabilities assumed and consideration given:


                                                                  1997           1996            1995
                                                              -------------- --------------  --------------
         Assets acquired:
           Account receivable.................................$     (1,507)    $     537         $     --
           Inventories........................................          --           613               --
           Goodwill...........................................     (89,256)           --               --
           Other assets.......................................          --           510              313
           Deferred expenses (net of write-off of deferred
              financing costs of $679 in 1995)................          --           685              127

         Liabilities assumed:
           Accounts payable and accrued expenses..............$      7,517     $   4,195         $ (1,102)
           Mortgage notes receivable..........................     103,673            --               --
           Subscription notes payable, net of $38,461 of
              acquisitions funded on behalf of Wyndham
              International...................................      21,191            --               --
           Capital lease obligation acquired..................         503            --               --
           Mortgage notes.....................................      34,244            --               --

         Consideration given:
           Issuance of common stock, stock options and OP
              Units...........................................$    340,794     $  16,391         $ 13,303
                                                                ==========     =========         ========

         Other non-cash investing and financing activities:
            Reclassification of deferred acquisition costs to
              property costs..................................$     30,637
                                                                ==========

            Note receivable funded on behalf of Wyndham
              International...................................$      7,934
            Deferred acquisition costs funded on behalf of
              Wyndham International...........................      31,126
            Equipment and improvements conveyed to Wyndham
              International...................................      32,210
            Acquisitions costs funded on behalf of Wyndham
              International...................................       6,251
            Due from Wyndham International....................     (77,521)
                                                                ==========


         In connection with Old Patriot's investment in an unconsolidated subsidiary in 1996, Old Patriot issued a promissory note payable to the unconsolidated subsidiary in the amount of $6,217 which has been included in due to unconsolidated subsidiaries in the accompanying financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         In connection with the Initial Offering and acquisition of the initial 20 hotels in 1995:

                  Predecessor basis of interests acquired from affiliates.................   $     1,840
                  Issuance of OP Units to non-affiliates..................................         9,363
                  Distribution of note receivable as consideration........................          (479)
                  Minority interest at closing of the Initial Offering....................       (41,670)
                  Accrued Initial Offering costs..........................................          (843)

         Other non-cash investing and financing activities:

                                                                  1997           1996            1995
                                                              -------------- --------------  --------------
         Dividends and distributions declared and payable.....$     27,572      $ 13,129         $ 8,154
         Issuance of shares to employees and directors.........         62            37              37
         Accrued acquisition and other costs...................         --           844              28

Wyndham International

         In connection with the Cal Jockey Merger, the acquisition of management companies and the leasing of hotel properties, the following assets were acquired, liabilities assumed and consideration given:

                                                                                        1997
                                                                                   ---------------
                 Assets acquired:
                    Accounts receivable..........................................  $     (25,601)
                    Subscription notes receivable................................        (59,652)
                    Inventories..................................................         (6,408)
                    Goodwill.....................................................        (29,557)
                    Other assets.................................................         (6,531)
                    Equipment and improvements...................................        (27,611)
                    Trade names..................................................        (11,287)
                    Management contracts.........................................        (22,452)

                 Liabilities assumed:
                    Accounts payable and accrued expenses........................         46,659
                    Due to Patriot...............................................         38,461
                    Deferred income tax liability................................          9,550

                 Consideration given:
                    Issuance of common stock and OP Units........................        108,621
                                                                                   -------------
                    Cash received upon acquisition of hotel leases...............  $      14,192
                                                                                   =============
                 Other non-cash investing and financing activities:
                    Notes receivable.............................................  $      (7,934)

                    Deferred acquisition costs...................................        (31,126)

                    Due to Patriot...............................................         39,060
                                                                                   =============

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                           Wyndham
                                      Combined                      Patriot              International
                             ---------------------------  ----------------------------  ---------------
                                 1997          1996           1997          1996             1997
                             ------------- -------------  ----------------------------  ---------------
                                                    (in thousands, except per share amounts)
FIRST QUARTER:
   Total revenue...........  $    35,388   $    12,463    $    35,388   $    12,463     $       --
   Income before
     extraordinary item....  $    11,348   $     7,128    $    11,348   $     7,128     $       --
   Net income..............  $    11,348   $     7,128    $    11,348   $     7,128     $       --
   Net income per
     share/Paired Share:
       Basic...............  $      0.26   $      0.24    $      0.26   $      0.24     $       --
       Diluted.............  $      0.25   $      0.24    $      0.25   $      0.24     $       --
   Weighted average
     number of shares:
       Basic...............       43,189        29,213         43,189        29,213
       Diluted.............       44,554        29,469         44,554        29,469

SECOND QUARTER:
   Total revenue...........  $    37,730   $    18,007    $    37,730   $    18,007     $       --
   Income before
     extraordinary item....  $    11,818   $     8,683    $    11,818   $     8,683     $       --
   Net income..............  $    11,818   $     8,683    $    11,818   $     8,683     $       --
   Net income per
     share/Paired Share:
       Basic...............  $      0.27   $      0.29    $     0.27    $      0.29     $       --
       Diluted.............  $      0.26   $      0.29    $     0.26    $      0.29     $       --
   Weighted average
     number of shares:
       Basic...............       43,323        30,052         43,323        30,052
       Diluted.............       44,970        30,346         44,970        30,346

THIRD QUARTER:
   Total revenue...........  $    81,638   $    22,677    $    50,190   $    22,677     $   44,184
   Income (loss) before
     extraordinary item (1)  $   (24,470)  $    12,024    $   (25,179)  $    12,024     $      709
   Net income (loss).......  $   (27,004)  $    12,024    $   (27,713)  $    12,024     $      709
   Net income (loss) per
     share/Paired Share:
       Basic...............  $     (0.44)  $      0.31    $    (0.45)   $      0.31     $     0.01
       Diluted.............  $     (0.44)  $      0.30    $    (0.45)   $      0.30     $     0.01
   Weighted average
     number of shares:
       Basic...............       61,647        39,039         61,647        39,039         61,647
       Diluted.............       61,647        39,672         61,647        39,672         63,638

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            Wyndham
                                      Combined                      Patriot              International
                             ---------------------------  ----------------------------  ---------------
                                 1997          1996           1997          1996             1997
                             ------------- -------------  ----------------------------  ---------------
                                                    (in thousands, except per share amounts)
FOURTH QUARTER:
   Total revenue...........  $   180,279   $    23,346    $    62,246   $    23,346     $  159,950
   Income before
     extraordinary item (2)  $     1,666   $    10,156    $     2,395   $    10,156     $     (729)
   Net income (loss).......  $     1,666   $    10,156    $     2,395   $    10,156     $     (729)
   Net income (loss) per
     share/Paired Share:
       Basic...............  $      0.02   $      0.24    $     0.04    $      0.24     $    (0.01)
       Diluted.............  $      0.02   $      0.23    $     0.03    $      0.23     $    (0.01)
   Weighted average
     number of shares:
       Basic...............       68,287        43,171         68,287        43,171         68,287
       Diluted.............       70,856        44,116         70,856        44,116         68,287

-----------------------------
(1) Income (loss) before extraordinary item for the third quarter of 1997 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $43,820 that was reported by Patriot.
(2) Income before extraordinary item for the fourth quarter of 1997 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $10,679 that was reported by Patriot.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


20.  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED):

         The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham International are presented as if (i) the acquisition of the 91 hotels owned by Patriot as of December 31, 1997; (ii) the Cal Jockey Merger and the related transactions; (iii) the replacement of Old Line of Credit with the Revolving Credit Facility and the funding of the Term Loan and other mortgage debt; (iv) the Grand Heritage Acquisition; (v) the acquisition of eight leasehold interests and the approximate 50% investment interest in GAH; and (vi) the private placements of equity securities and public offering of the Companies' common stock which occurred during 1997 and 1996 had occurred on January 1, 1996, and the hotels (except the Crowne Plaza Ravinia Hotel and the Wyndham WindWatch Hotel) had been leased to Wyndham International or the Lessees pursuant to the Participating Leases. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of Patriot and Wyndham International would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.


                        PATRIOT AND WYNDHAM INTERNATIONAL
                    COMBINED PRO FORMA RESULTS OF OPERATIONS


                                                                                    YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Total revenue                                                                $         821,758  $         746,960
 Net income..................................................................            50,341             21,781

 Basic earnings per Paired Share............................................. $            0.70  $            0.30
                                                                              =================  =================
 Diluted earnings per Paired Share........................................... $            0.68  $            0.29
                                                                              =================  =================

 Weighted average number of Paired Shares....................................            72,477             72,477
    Dilutive securities:
      Effect of unvested stock grants........................................               800                800
      Dilutive options to purchase Paired Shares.............................             1,017                273
                                                                              -----------------  -----------------
 Weighted average number of Paired Shares
   and Paired Share equivalents outstanding..................................            74,294             73,550
                                                                              =================  =================

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     PATRIOT
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Total revenue                                                                $         292,135  $         263,004
 Net income..................................................................            57,713             45,099

 Basic earnings per share.................................................... $            0.80  $            0.62
                                                                              =================  =================
 Diluted earnings per share.................................................. $            0.78  $            0.61
                                                                              =================  =================

 Weighted average number of common shares....................................            72,477             72,477
    Dilutive securities:
      Effect of unvested stock grants........................................               800                800
      Dilutive options to purchase Paired Shares.............................             1,017                273
                                                                              -----------------  -----------------
 Weighted average number of common shares
   and common share equivalents outstanding..................................            74,294             73,550
                                                                              =================  =================


                              WYNDHAM INTERNATIONAL
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Total revenue                                                                $         749,119  $         678,186
 Net loss....................................................................            (7,372)           (23,318)

 Basic loss per share........................................................ $          (0.10)  $          (0.32)
                                                                              =================  =================
 Diluted loss per share...................................................... $          (0.10)  $          (0.32)
                                                                              =================  =================

 Weighted average number of common shares....................................            72,477             72,477
                                                                              =================  =================

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


21.  SUBSEQUENT EVENTS:

Businesses Acquired

         Wyndham Merger. On January 5, 1998, the Wyndham Merger was consummated. As a result of the Wyndham Merger, Patriot acquired Old Wyndham's portfolio of owned, leased or managed hotels consisting of 98 hotels operated by Old Wyndham (including 16 Patriot hotels which were managed by Old Wyndham), as well as eight franchised hotels, which in the aggregate contain approximately 25,900 rooms. The total purchase consideration of approximately $982,000 consisted of 21,594,188 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339,000 to repay debt and pay Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Revolving Credit Facility), and the assumption of approximately $54,000 in mortgage debt.

         WHG Merger. On January 16, 1998, the WHG Merger was consummated. As a result of the WHG Merger, Wyndham International acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the 389-room El San Juan Hotel & Casino and a 23.3% interest in the 751-room El Conquistador, as well as a 62% interest in the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger and approximately $21,327 of debt was assumed, resulting in total purchase consideration of approximately $159,363.

Hotel Acquired

         On January 14, 1998, Patriot, through the REIT Partnership, acquired an aggregate 95% equity interest in the Buena Vista Palace Hotel in Orlando, Florida for an aggregate purchase price of approximately $141,600, including the assumption of approximately $50,300 of indebtedness. As part of the agreement, Patriot was also granted an option to acquire the remaining 5% equity interest in the hotel. In addition, the Participating Note held by Wyndham International (see Note 6) was modified to reflect an outstanding principal balance of $23,750 (Wyndham International's acquisition price). The REIT Partnership leased the hotel to Wyndham International pursuant to a three-year Participating Lease agreement. The hotel is being managed by a third party Operator.

                      PATRIOT AMERICAN HOSPITALITY, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                 COST CAPITALIZED
                                                          INITIAL COST       SUBSEQUENT TO ACQUISITION
                                                      ---------------------  -------------------------
                                                              BUILDINGS AND
             DESCRIPTION            ENCUMBERANCES     LAND    IMPROVEMENTS    LAND        IMPROVEMENTS
---------------------------------   -------------     ----    -------------   ----        ------------


FULL SERVICE HOTELS:
AMASSADOR WEST
Chicago, Illinois................   $         --   $   2,059    $    11,856 $     --        $        4
BOURBON ORLEANS HOTEL
New Orleans, Louisiana...........         13,500       1,942         14,209      171               984
THE BUTTES
Tempe, Arizona...................             --          --         55,297                          1
CROWNE PLAZA TOLEDO
Toledo, Ohio.....................             --          --         16,082                        177
DOUBLETREE ALLEN CENTER
Houston, Texas...................         11,156       2,280         24,707       --               785
DOUBLETREE HOTEL
Des Plaines (Chicago), Illinois..             --       1,903          5,555       --             3,148
DOUBLETREE GUEST SUITES
Glenview, Illinois...............         20,500       3,237         19,709       --               216
DOUBLETREE HOTEL
Minneapolis, Minnesota...........             --       1,650         15,895       --               553
DOUBLETREE HOTEL
Tallahassee, Florida.............             --       2,127          7,779       --             2,585
DOUBLETREE HOTEL
Tulsa, Oklahoma..................          9,246       1,428         18,596       --                31
DOUBLETREE HOTEL
Westminster (Denver), Colorado...             --       1,454          9,973       15               798
DOUBLETREE - ANAHEIM
Orange, California...............         13,467       2,464         23,297       --                 3
DOUBLETREE - MIAMI AIRPORT
Miami, Florida...................             --       3,808          7,052       --             2,063
DOUBLETREE - POST OAK
Houston, Texas...................         29,748       4,441         43,672       --                70
DOUBLETREE - CORPORATE WOODS
Overland Park, Kansas............         21,909       3,317         38,088       --                11
DOUBLETREE - ST. LOUIS
Chesterfield, Missouri...........         13,366       2,160         18,300       --                 3
DOUBLETREE PARK PLACE
Minneapolis, Minnesota...........             --       2,188         13,531       --               918
EMBASSY SUITES
Hunt Valley, Maryland............             --         529         13,872        6               301
FAIRMOUNT HOTEL
San Antonio, Texas...............                         --          2,957       --               (20)
FOUR POINTS BY SHERATON
Saginaw, Michigan................             --         773          6,451        8               248
GRAND BAY HOTEL COCONUT GROVE
Miami, Florida...................         25,200       3,066         28,442       --                --
DEL MAR HILTON
Del Mar (San Diego), California..             --       1,900         11,435       20               532


                                        GROSS AMOUNTS AT WHICH CARRIED
                                            AT CLOSE OF PERIOD (a)
                                        ------------------------------
                                                  BUILDINGS AND          ACCUMULATED        YEAR     DATE OF
                                        LAND      IMPROVEMENTS   TOTAL   DEPRECIATION(b)(c) BUILT   ACQUISITION
                                        ----      ------------   -----   -------------      -----   -----------
FULL SERVICE HOTELS:
AMASSADOR WEST
Chicago, Illinois................   $   2,059     $    11,860  $ 13,919  $      143          1924       1997
BOURBON ORLEANS HOTEL
New Orleans, Louisiana...........       2,113          15,193    17,306         941         1800s       1995
THE BUTTES
Tempe, Arizona...................          --          55,298    55,298         350          1986       1997
CROWNE PLAZA TOLEDO
Toledo, Ohio.....................          --          16,259    16,259         153          1985       1997
DOUBLETREE ALLEN CENTER
Houston, Texas...................       2,280          25,492    27,772         774          1978       1996
DOUBLETREE HOTEL
Des Plaines (Chicago), Illinois..       1,903           8,703    10,606         262          1969       1996
DOUBLETREE GUEST SUITES
Glenview, Illinois...............       3,237          19,925    23,162         188          1988       1997
DOUBLETREE HOTEL
Minneapolis, Minnesota...........       1,650          16,448    18,098         375          1986       1997
DOUBLETREE HOTEL
Tallahassee, Florida.............       2,127          10,364    12,491         322          1977       1996
DOUBLETREE HOTEL
Tulsa, Oklahoma..................       1,428          18,627    20,055         539          1982       1996
DOUBLETREE HOTEL
Westminster (Denver), Colorado...       1,469          10,771    12,240         455          1980       1996
DOUBLETREE - ANAHEIM
Orange, California...............       2,464          23,300    25,764         223          1984       1997
DOUBLETREE - MIAMI AIRPORT
Miami, Florida...................       3,808           9,115    12,923         290          1975       1996
DOUBLETREE - POST OAK
Houston, Texas...................       4,441          43,742    48,183         417          1982       1997
DOUBLETREE - CORPORATE WOODS
Overland Park, Kansas............       3,317          38,099    41,416         364          1982       1997
DOUBLETREE - ST. LOUIS
Chesterfield, Missouri...........       2,160          18,303    20,463         175          1984       1997
DOUBLETREE PARK PLACE
Minneapolis, Minnesota...........       2,188          14,449    16,637         279          1981       1997
EMBASSY SUITES
Hunt Valley, Maryland............         535          14,173    14,708         851          1985       1995
FAIRMOUNT HOTEL
San Antonio, Texas...............          --           2,937     2,937         191          1906       1995
FOUR POINTS BY SHERATON
Saginaw, Michigan................         781           6,699     7,480         423          1984       1995
GRAND BAY HOTEL COCONUT GROVE
Miami, Florida...................       3,066          28,442    31,508         196          1983       1997
DEL MAR HILTON
Del Mar (San Diego), California..       1,920          11,967    13,887         588          1989       1996

See accompanying notes to this schedule on page F-56.

                      PATRIOT AMERICAN HOSPITALITY, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                 COST CAPITALIZED
                                                          INITIAL COST       SUBSEQUENT TO ACQUISITION
                                                      ---------------------  -------------------------
                                                              BUILDINGS AND
             DESCRIPTION            ENCUMBERANCES     LAND    IMPROVEMENTS    LAND          IMPROVEMENTS
----------------------------------  -------------     ----    -------------   ----          ------------

HILTON CLEVELAND SOUTH
Independence, Ohio................            --       2,760         12,264       29               1,013
MELBOURNE AIRPORT HILTON
Melbourne, Florida................            --       1,502          6,391       --                 171
HILTON INN MYRTLE BEACH
Myrtle Beach, South Carolina......            --       5,644         26,470       61                 445
HOLIDAY INN
San Angelo, Texas.................            --         428          3,982        4                 182
HOLIDAY INN
San Francisco, California.........            --          --         18,807       --                   3
HOLIDAY INN
Sebring, Florida..................            --         626          2,387        7                 336
HOLIDAY INN ARISTOCRAT
Dallas, Texas.....................            --         144          7,806        2                 199
HOLIDAY INN CROCKETT
San Antonio, Texas................            --       1,936         12,130       21               1,170
HOLIDAY INN LENOX
Atlanta, Georgia..................            --          --         10,090       --                 298
HOLIDAY INN NORTHWEST PLAZA
Austin, Texas.....................            --       1,424          9,323       15                 168
HOLIDAY INN NORTHWEST
Houston, Texas....................            --         333          2,324        4                 343
HOLIDAY INN - YO RANCH
Kerrville, Texas..................            --         410          6,099       --                 134
HOLIDAY INN REDMONT
Birmingham, Alabama...............            --         227          2,151        2                  48
HOLIDAY INN WESTLAKE
Beachwood, Ohio...................            --       2,843         14,218       --                 387
HOLIDAY INN SELECT
Farmers Branch (Dallas), Texas....            --       3,045         15,786       33               1,379
HYATT NEWPORTER
Newport Beach, California.........            --          --         15,611       --               1,254
HYATT REGENCY
Lexington, Kentucky...............            --          --         11,958       --               1,169
MARRIOTT HOTEL
Troy, Michigan....................            --       1,790         29,220       19               1,770
MARRIOTT COURTYARD
Beachwood, Ohio...................            --       1,510          7,553       --                 118
THE MAYFAIR HOTEL
St. Louis, Missouri...............            --         250          7,559        3                 952
OMNI INNER HARBOUR HOTEL
Baltimore, Maryland...............            --       1,129         49,491       --                 341
PARK SHORE HONOLULU
Honolulu, Hawaii..................            --          --         24,339       --                  45
RADISSON SUITES TOWN & COUNTRY
Houston, Texas....................            --         655          9,725        7                 317


                                        GROSS AMOUNTS AT WHICH CARRIED
                                            AT CLOSE OF PERIOD (a)
                                        ------------------------------
                                                  BUILDINGS AND          ACCUMULATED        YEAR     DATE OF
                                        LAND      IMPROVEMENTS   TOTAL   DEPRECIATION(b)(c) BUILT   ACQUISITION
                                        ----      ------------   -----   -------------      -----   -----------

HILTON CLEVELAND SOUTH
Independence, Ohio................      2,789          13,277      16,066       823          1980       1995
MELBOURNE AIRPORT HILTON
Melbourne, Florida................      1,502           6,562       8,064        45          1986       1997
HILTON INN MYRTLE BEACH
Myrtle Beach, South Carolina......      5,705          26,915      32,620       446          1974       1997
HOLIDAY INN
San Angelo, Texas.................        432           4,164       4,596       263          1984       1995
HOLIDAY INN
San Francisco, California.........         --          18,810      18,810       224          1964       1997
HOLIDAY INN
Sebring, Florida..................        633           2,723       3,356       162          1983       1995
HOLIDAY INN ARISTOCRAT
Dallas, Texas.....................        146           8,005       8,151       504          1925       1995
HOLIDAY INN CROCKETT
San Antonio, Texas................      1,957          13,300      15,257       830          1909       1995
HOLIDAY INN LENOX
Atlanta, Georgia..................         --          10,388      10,388       534          1987       1996
HOLIDAY INN NORTHWEST PLAZA
Austin, Texas.....................      1,439           9,491      10,930       604          1984       1995
HOLIDAY INN NORTHWEST
Houston, Texas....................        337           2,667       3,004       157          1982       1995
HOLIDAY INN - YO RANCH
Kerrville, Texas..................        410           6,233       6,643        58          1984       1997
HOLIDAY INN REDMONT
Birmingham, Alabama...............        229           2,199       2,428        52          1925       1997
HOLIDAY INN WESTLAKE
Beachwood, Ohio...................      2,843          14,605      17,448       194          1980       1997
HOLIDAY INN SELECT
Farmers Branch (Dallas), Texas....      3,078          17,165      20,243     1,049          1979       1995
HYATT NEWPORTER
Newport Beach, California.........         --          16,865      16,865       802          1962       1996
HYATT REGENCY
Lexington, Kentucky...............         --          13,127      13,127       586          1977       1996
MARRIOTT HOTEL
Troy, Michigan....................      1,809          30,990      32,799     1,925          1990       1995
MARRIOTT COURTYARD
Beachwood, Ohio...................      1,510           7,671       9,181       103          1986       1997
THE MAYFAIR HOTEL
St. Louis, Missouri...............        253           8,511       8,764       290          1925       1996
OMNI INNER HARBOUR HOTEL
Baltimore, Maryland...............      1,129          49,832      50,961       656          1968       1997
PARK SHORE HONOLULU
Honolulu, Hawaii..................         --          24,384      24,384       231          1968       1997
RADISSON SUITES TOWN & COUNTRY
Houston, Texas....................        662          10,042      10,704       631          1986       1995

See accompanying notes to this schedule on page F-56.

                      PATRIOT AMERICAN HOSPITALITY, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                 COST CAPITALIZED
                                                          INITIAL COST       SUBSEQUENT TO ACQUISITION
                                                      ---------------------  -------------------------
                                                              BUILDINGS AND
             DESCRIPTION            ENCUMBERANCES     LAND    IMPROVEMENTS    LAND        IMPROVEMENTS
---------------------------------   -------------     ----    -------------   ----        ------------

RADISSON HOTEL & SUITES
Dallas, Texas....................             --       1,011          8,276       10               258
RADISSON NORTHBROOK
Northbrook, Illinois.............             --       1,437         10,968       16               211
RADISSON NEW ORLEANS HOTEL
New Orleans, Louisiana...........             --       2,463         23,630       26               714
RADISSON SUITE HOTEL
Kansas, Kansas...................             --         914         10,341       --               331
RADISSON OVERLAND PARK
Overland Park, Kansas............             --       1,296          5,377       14               249
RADISSON HOTEL
Beachwood, Ohio..................          5,713       2,226         11,129       --               124
RADISSON HOTEL
Akron, Ohio......................             --       1,136          5,678       --               121
RADISSON RIVERWALK
Jacksonville, Florida............             --       2,400         16,965       --               180
RAMADA INN
San Francisco, California........             --          --         15,853       --                97
SHERATON CITY CENTRE
Washington, D.C..................             --          --         34,244       --                 4
SHERATON GATEWAY - MIAMI AIRPORT
Miami, Florida...................         25,625       2,561         23,009       --                --
SHERATON GRAND HOTEL
Tampa, Florida...................         31,675       1,448         31,565       --               164
TREMONT HOUSE
Boston, MA.......................             --       1,776         14,066       18             3,580
THE TUTWILER
Birmingham, Alabama..............             --       1,444          8,124       16               282
UNION STATION
Nashville, Tennessee.............             --          --          7,512       --               488
WESTCOAST GATEWAY
Seattle, Washington..............             --       1,139         10,370       12               232
WESTCOAST HOTEL & MARINA
Long Beach, California...........             --          --          3,145       --             1,487
WESTCOAST PICKWICK HOTEL
San Francisco, California........             --       2,000         11,922       22             1,220
WESTCOAST PLAZA PARK SUITES
Seattle, Washington..............             --       1,515         24,276       16               508
WESTCOAST ROOSEVELT HOTEL
Seattle, Washington..............             --         882         14,870        9               439
WESTCOAST VALLEY RIVER INN
Eugene, Oregon...................             --       1,754         15,839       19               637
WESTCOAST WENATCHEE CENTER HOTEL
Wenatchee, Washington............             --         650          6,736        7               196
WYNDHAM BEL AGE HOTEL
Los Angeles, California..........             --       5,653         32,212       --                --


                                        GROSS AMOUNTS AT WHICH CARRIED
                                            AT CLOSE OF PERIOD (a)
                                        ------------------------------
                                                  BUILDINGS AND          ACCUMULATED        YEAR     DATE OF
                                        LAND      IMPROVEMENTS   TOTAL   DEPRECIATION(b)(c) BUILT   ACQUISITION
                                        ----      ------------   -----   -------------      -----   -----------
RADISSON HOTEL & SUITES
Dallas, Texas....................       1,021           8,534       9,555       537          1986       1995
RADISSON NORTHBROOK
Northbrook, Illinois.............       1,453          11,179      12,632       304          1976       1997
RADISSON NEW ORLEANS HOTEL
New Orleans, Louisiana...........       2,489          24,344      26,833     1,495          1924       1995
RADISSON SUITE HOTEL
Kansas, Kansas...................         914          10,672      11,586        99          1931       1997
RADISSON OVERLAND PARK
Overland Park, Kansas............       1,310           5,626       6,936       143          1974       1997
RADISSON HOTEL
Beachwood, Ohio..................       2,226          11,253      13,479       152          1968       1997
RADISSON HOTEL
Akron, Ohio......................       1,136           5,799       6,935        78          1989       1997
RADISSON RIVERWALK
Jacksonville, Florida............       2,400          17,145      19,545       162          1979       1997
RAMADA INN
San Francisco, California........          --          15,950      15,950       189          1962       1997
SHERATON CITY CENTRE
Washington, D.C..................          --          34,248      34,248       120          1969       1997
SHERATON GATEWAY - MIAMI AIRPORT
Miami, Florida...................       2,561          23,009      25,570       163          1976       1997
SHERATON GRAND HOTEL
Tampa, Florida...................       1,448          31,729      33,177       222          1984       1997
TREMONT HOUSE
Boston, MA.......................       1,794          17,646      19,440       859          1925       1996
THE TUTWILER
Birmingham, Alabama..............       1,460           8,406       9,866       257          1913       1996
UNION STATION
Nashville, Tennessee.............          --           8,000       8,000        93          1986       1997
WESTCOAST GATEWAY
Seattle, Washington..............       1,151          10,602      11,753       525          1990       1996
WESTCOAST HOTEL & MARINA
Long Beach, California...........          --           4,632       4,632       193          1978       1996
WESTCOAST PICKWICK HOTEL
San Francisco, California........       2,022          13,142      15,164       388          1928       1996
WESTCOAST PLAZA PARK SUITES
Seattle, Washington..............       1,531          24,784      26,315     1,227          1985       1996
WESTCOAST ROOSEVELT HOTEL
Seattle, Washington..............         891          15,309      16,200       756          1928       1996
WESTCOAST VALLEY RIVER INN
Eugene, Oregon...................       1,773          16,476      18,249       619          1973       1996
WESTCOAST WENATCHEE CENTER HOTEL
Wenatchee, Washington............         657           6,932       7,589       342          1988       1996
WYNDHAM BEL AGE HOTEL
Los Angeles, California..........       5,653          32,212      37,865        39          1984       1997

See accompanying notes to this schedule on page F-56.

                      PATRIOT AMERICAN HOSPITALITY, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                   COST CAPITALIZED
                                                            INITIAL COST       SUBSEQUENT TO ACQUISITION
                                                        ---------------------  -------------------------
                                                                BUILDINGS AND
             DESCRIPTION              ENCUMBERANCES     LAND    IMPROVEMENTS    LAND        IMPROVEMENTS
-----------------------------------   -------------     ----    -------------   ----        ------------

WYNDHAM EMERALD PLAZA
San Diego, California..............         35,000       5,551      60,462          --                --
WYNDHAM FRANKLIN PLAZA
Philadelphia, Pennsylvania.........             --          --      67,671          --                --
WYNDHAM GREENSPOINT HOTEL
Houston, Texas.....................         22,000       1,930      39,815          20               941
WYNDHAM NORTHWEST CHICAGO
Chicago, Illinois..................             --       1,212      52,025          --                --
WYNDHAM RIVERFRONT HOTEL
New Orleans, Louisiana.............             --       2,774      28,023          --                --
WYNDHAM GARDEN - LAS COLINAS
Dallas, Texas......................             --       1,884      16,963          --                --
WYNDHAM GARDEN HOTEL - MIDTOWN
Atlanta, Georgia...................             --       2,323      13,785          25               716
WYNDHAM GARDEN - NOVI
Detroit, Michigan..................             --         555      10,401          --                --
WYNDHAM GARDEN HOTEL
Pleasanton, California.............             --       1,568      12,845          --                --
WYNDHAM GARDEN - WOODDALE
Chicago, Illinois..................             --       2,266      12,939          --                --
THE GARDEN AT LAGUARDIA
New York, New York.................             --       1,800      16,443          --                --


LIMITED SERVICE HOTELS:
HAMPTON INN JACKSONVILLE AIRPORT
Jacksonville, Florida..............             --         285       4,355           4             164
HAMPTON INN
Rochester, New York................             --         104       7,829           2             348
HAMPTON INN CLEVELAND AIRPORT
North Olmsted, Ohio................             --         236       5,483           2             389
HAMPTON INN
Canton, Ohio.......................             --         350       4,315           3             357


CONFERENCE CENTER:
PEACHTREE CONFERENCE CENTER
Peachtree City (Atlanta), Georgia..             --       3,059      21,915          33           3,109


RESORTS:
THE BOULDERS
Scottsdale, Arizona................             --      13,188     121,700          --             844
CARMEL VALLEY RANCH
Carmel, California.................             --       4,764      14,704          --             647


                                        GROSS AMOUNTS AT WHICH CARRIED
                                            AT CLOSE OF PERIOD (a)
                                        ------------------------------
                                                  BUILDINGS AND          ACCUMULATED        YEAR     DATE OF
                                        LAND      IMPROVEMENTS   TOTAL   DEPRECIATION(b)(c) BUILT   ACQUISITION
                                        ----      ------------   -----   -------------      -----   -----------
WYNDHAM EMERALD PLAZA
San Diego, California..............   5,551          60,462        66,013        --          1991       1997
WYNDHAM FRANKLIN PLAZA
Philadelphia, Pennsylvania.........      --          67,671        67,671        80          1979       1997
WYNDHAM GREENSPOINT HOTEL
Houston, Texas.....................   1,950          40,756        42,706     1,696          1985       1996
WYNDHAM NORTHWEST CHICAGO
Chicago, Illinois..................   1,212          52,025        53,237        62          1983       1997
WYNDHAM RIVERFRONT HOTEL
New Orleans, Louisiana.............   2,774          28,023        30,797        34          1996       1997
WYNDHAM GARDEN - LAS COLINAS
Dallas, Texas......................   1,884          16,963        18,847        20          1986       1997
WYNDHAM GARDEN HOTEL - MIDTOWN
Atlanta, Georgia...................   2,348          14,501        16,849       594          1987       1996
WYNDHAM GARDEN - NOVI
Detroit, Michigan..................     555          10,401        10,956        12          1988       1997
WYNDHAM GARDEN HOTEL
Pleasanton, California.............   1,568          12,845        14,413         2          1985       1997
WYNDHAM GARDEN - WOODDALE
Chicago, Illinois..................   2,266          12,939        15,205        18          1986       1997
THE GARDEN AT LAGUARDIA
New York, New York.................   1,800          16,443        18,243        20          1988       1997


LIMITED SERVICE HOTELS:
HAMPTON INN JACKSONVILLE AIRPORT
Jacksonville, Florida..............     289           4,519         4,808       284          1985       1995
HAMPTON INN
Rochester, New York................     106           8,177         8,283       510          1986       1995
HAMPTON INN CLEVELAND AIRPORT
North Olmsted, Ohio................     238           5,872         6,110       361          1986       1995
HAMPTON INN
Canton, Ohio.......................     353           4,672         5,025       287          1985       1995


CONFERENCE CENTER:
PEACHTREE CONFERENCE CENTER
Peachtree City (Atlanta), Georgia..   3,092          25,024        28,116     1,425          1984       1995


RESORTS:
THE BOULDERS
Scottsdale, Arizona................  13,188         122,544       135,732     3,340          1985       1997
CARMEL VALLEY RANCH
Carmel, California.................   4,764          15,351        20,115       418          1987       1997

See accompanying notes to this schedule on page F-56.

                      PATRIOT AMERICAN HOSPITALITY, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                 COST CAPITALIZED
                                                          INITIAL COST       SUBSEQUENT TO ACQUISITION
                                                      ---------------------  -------------------------
                                                              BUILDINGS AND
             DESCRIPTION            ENCUMBERANCES     LAND    IMPROVEMENTS    LAND        IMPROVEMENTS
---------------------------------   -------------     ----    -------------   ----        ------------

THE LODGE AT VENTANA CANYON
Tucson, Arizona, ................         28,489      13,287         23,332       --               235
THE PEAKS RESORT & SPA
Telluride, Colorado..............             --       5,141         13,997       --               467
WYNDHAM RESORT & SPA
Ft. Lauderdale, Florida..........             --       2,134         16,448       23             7,163

RACECOURSE FACILITY:
BAY MEADOWS RACECOURSE
San Mateo, California............             --          --         15,052       --             3,743
                                    ------------   ---------    ----------- --------        ----------

                                    $    306,594   $ 167,498    $ 1,639,048 $    724        $   56,298
                                    ============   =========    =========== ========        ==========


                                        GROSS AMOUNTS AT WHICH CARRIED
                                            AT CLOSE OF PERIOD (a)
                                        ------------------------------
                                                  BUILDINGS AND          ACCUMULATED        YEAR     DATE OF
                                        LAND      IMPROVEMENTS   TOTAL   DEPRECIATION(b)(c) BUILT   ACQUISITION
                                        ----      ------------   -----   -------------      -----   -----------

THE LODGE AT VENTANA CANYON
Tucson, Arizona, ................      13,287          23,567      36,854          639       1985       1997
THE PEAKS RESORT & SPA
Telluride, Colorado..............       5,141          14,464      19,605          451       1992       1997
WYNDHAM RESORT & SPA
Ft. Lauderdale, Florida..........       2,157          23,611      25,768          779       1961       1996

RACECOURSE FACILITY:
BAY MEADOWS RACECOURSE
San Mateo, California............          --          18,795      18,795        1,379       1934       1997
                                    ---------     -----------  ----------      -------

                                    $ 168,222     $ 1,695,346  $1,863,568      $41,041
                                    =========     ===========  ==========      =======

See accompanying notes to this schedule on following page.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                              NOTES TO SCHEDULE III
                                 (IN THOUSANDS)


                                                                      PERIOD
                                                                     OCTOBER 2,
                                                                       1995
                                           YEAR ENDED   YEAR ENDED    THROUGH
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
(a)  Reconciliation of Real Estate:           1997         1996         1995
                                          ------------ ------------ ------------

     Balance at beginning of period        $  597,494   $  242,132   $     --
     Additions during period:
         Acquisitions ...................   1,209,052      342,557      242,132
         Improvements ...................      56,298       12,805         --
                                           ----------   ----------   ----------
     Balance at end of period              $1,863,568   $  597,494   $  242,132
                                           ==========   ==========   ==========

(b)  Reconciliation of Accumulated
      Depreciation:

     Balance at beginning of period        $   12,048   $    1,508   $     --
         Depreciation for period               28,993       10,540        1,508
                                           ----------   ----------   ----------
     Balance at end of period ...........  $   41,041   $   12,048   $    1,508
                                           ==========   ==========   ==========

(c)  Depreciation is computed on buildings
     and improvements based upon a useful
     life of 35 years.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                                                    PERIODIC
                                       INTEREST           MATURITY                  PAYMENT
           DESCRIPTION                   RATE               DATE                     TERMS
--------------------------------       --------       -----------------      ---------------------
Promissory note, collateralized by      10.25%        November 28, 1998      Monthly payments of
a first lien deed of trust on the                                            interest only are
Crowne Plaza Ravinia Hotel.                                                  required. Principal
                                                                             payable in full at
                                                                             maturity.
Promissory note, collateralized by       12.5%        November 28, 1998      Monthly payments of
a second lien deed of trust on the                                           interest only are
Crowne Plaza Ravinia Hotel.                                                  required. Principal
                                                                             payable in full at
                                                                             maturity.
Promissory note, collateralized by       9.0%          August 31, 1999       Monthly payments of
a first lien deed of trust on the                                            interest only are
Wyndham WindWatch Hotel.                                                     required. Principal
                                                                             payable in full at
                                                                             maturity.


                                                                                                PRINCIPAL
                                                                                                AMOUNT OF
                                                                                                 LOANS
                                                                                               SUBJECT TO
                                                            FACE            CARRYING           DELINQUENT
                                          PRIOR           AMOUNT OF         AMOUNT OF         PRINCIPAL OR
           DESCRIPTION                    LIENS           MORTGAGES        MORTGAGES (A)        INTEREST
--------------------------------      -------------     -------------      -------------      ------------
Promissory note, collateralized by          None        $      36,000      $     36,000            None
a first lien deed of trust on the
Crowne Plaza Ravinia Hotel.


Promissory note, collateralized by    $      36,000             4,500             4,500            None
a second lien deed of trust on the
Crowne Plaza Ravinia Hotel.


Promissory note, collateralized by          None               31,400            31,102            None
a first lien deed of trust on the                       -------------     -------------
Wyndham WindWatch Hotel.



                                                        $      71,900     $      71,602
                                                        =============     =============



(a)      Reconciliation of Mortgage Loans on Real Estate:

                                                                                                     Period
                                                                Year              Year            October 2, 1995
                                                                Ended             Ended              Through
                                                             December 31,     December 31,          December 31,
                                                                 1997             1996                 1995
                                                             ------------     ------------        --------------
                  Balance at beginning of period...........  $     71,602     $     40,500        $           --
                  New mortgage loans.......................            --           31,400                40,500
                  Principal payments received..............            --             (298)                   --
                                                             ------------     ------------        --------------
                  Balance at end of period.................  $     71,602     $     71,602        $       40,500
                                                             ============     ============        ==============

For federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount as disclosed in the schedule.

        PATRIOT EXHIBIT INDEX FOR 10-K FOR YEAR ENDED DECEMBER 31, 1997
        ---------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of Patriot American Hospitality, Inc. ("Patriot REIT"), incorporated by reference to Exhibit
     3.1 to Patriot REIT's and Wyndham International, Inc.'s Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-
     01).

3.2  AMENDED AND RESTATED BYLAWS OF PATRIOT REIT (FILED HEREWITH).

3.3 Amended and Restated Certificate of Incorporation of Wyndham International, Inc. ("Wyndham") (formerly known as Patriot American Hospitality Operating Company), incorporated by reference to Exhibit 3.3 to Patriot REIT's and Wyndham's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).

3.4  AMENDED AND RESTATED BYLAWS OF WYNDHAM (FILED HEREWITH).

3.5 Certificate of Designations, Preferences and Rights of Patriot REIT Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.5 to Patriot REIT's and Wyndham's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-01).

4.1 Agreement (the "Pairing Agreement"), dated as of February 17, 1983 and as amended February 18, 1988, between Bay Meadows Operating Company ("Bay Meadows") and California Jockey Club ("Cal Jockey") (formerly known as Bay Meadows Realty Enterprises, Inc.), as amended, incorporated by reference to
     Exhibit 4.3 to Cal Jockey's and Bay Meadows' Registration Statement on Form S-2, and to Exhibit 4.2 to Cal Jockey's and Bay Meadows' Annual Report on Form 10-K for the year ended December 31, 1987 (Nos. 001-09319 and 001-09320).

4.2  Amendment No. 2 to the Pairing Agreement, incorporated by reference to
     Exhibit 4.2 to Patriot REIT's and Patriot American Hospitality Operating Company's ("Patriot Operating Company") Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

4.3  Amendment No. 3 to the Pairing Agreement, incorporated by reference to
     Exhibit 4.3 to Patriot REIT's and Wyndham's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-01).

4.4 Cooperation Agreement, dated as of December 18, 1997, between Patriot REIT and Wyndham, incorporated by reference to Exhibit 4.4 to Patriot REIT's and Wyndham's Form S-4/A filed February 13, 1998 (Nos. 333-44203 and 333-44203-
     01).

10.1 Agreement and Plan of Merger, dated as of February 24, 1997, as amended and restated as of May 28, 1997, by and among Patriot REIT, Patriot American Hospitality Partnership, L.P., Cal Jockey and Bay Meadows, incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).

10.2 Agreement and Plan of Merger, dated as of April 14, 1997, between Patriot REIT and Wyndham Hotel Corporation (the "Wyndham Merger Agreement"), incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.3 Amendment No. 1 to Wyndham Merger Agreement, dated as of November 3, 1997, incorporated by reference to Annex A to the Joint Proxy
      Statement/Prospectus included in Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.4 Amendment No. 2 to Wyndham Merger Agreement, dated as of December 9, 1997, incorporated by reference to Annex S-A to the Joint Proxy
      Statement/Prospectus included in Patriot REIT's and Patriot Operating Company's Post-Effective Amendment to Form S-4 filed December 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.5 Agreement and Plan of Merger, dated as of September 30, 1997, by and among Patriot Operating Company, Patriot REIT and CHC International, Inc., incorporated by reference to Exhibit 10.40 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.6 Agreement and Plan of Merger, dated as of September 30, 1997 by and among WHG Resorts & Casinos Inc., Patriot REIT, Patriot American Hospitality Operating Company Acquisition Subsidiary and Patriot Operating Company, incorporated by reference to Exhibit 2.1 to Patriot REIT's and Patriot Operating Company's Registration Statement on Form S-4 filed November 12, 1997 (Nos. 333-40041 and 333-40041-01).

10.7 Agreement and Plan of Merger, dated as of December 2, 1997, by and among Interstate Hotels Company, Patriot REIT and Wyndham, incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in Patriot REIT's and Wyndham's Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).

10.8 Second Amended and Restated Agreement of Limited Partnership of Patriot American Hospitality Partnership, L.P. ("Realty Partnership Agreement"), incorporated by reference to Exhibit 10.1(1) to Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).

10.9 First Amendment to the Realty Partnership Agreement, incorporated by reference to Exhibit 10.1(2) to Cal Jockey's and Bay Meadows' Registration Statement on Form S-4 filed May 30, 1997 (Nos. 333-28085 and 333-28085-01).

10.10 Third Amendment to Realty Partnership Agreement, dated as of July 1, 1997, incorporated by reference to Exhibit 10.1(4) to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.11  FIFTH AMENDMENT TO REALTY PARTNERSHIP AGREEMENT (FILED HEREWITH)

10.12 Agreement of Limited Partnership of Patriot American Hospitality Operating Partnership, L.P., dated as of June 27, 1997, ("Operating Partnership Agreement"), incorporated by reference to Exhibit 10.2(1) to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.13 First Amendment to Operating Partnership Agreement, dated as of August 15, 1997, incorporated by reference to Exhibit 10.2(2) to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (No. 333-39875 and 333-39875-01).

10.14  THIRD AMENDMENT TO OPERATING PARTNERSHIP AGREEMENT (FILED HEREWITH)

10.15  FIFTH AMENDMENT TO OPERATING PARTNERSHIP AGREEMENT (FILED HEREWITH)

10.16 Shareholders Agreement, dated as of December 2, 1997, by and among Patriot REIT, Patriot Operating Company, the shareholders of Interstate Hotels Company named on the signature pages thereto, and Interstate Hotels Company, incorporated by reference to Exhibit 10.1 to Patriot REIT's and Patriot Operating Company's Current Report on Form 8-K dated December 2, 1997 and filed December 4, 1997 (Nos. 001-09319 and 001-09320).

10.17 Hospitality Advisory, Asset Management and Support Services Agreement, dated as of September 30, 1997, by and among Patriot American Hospitality Operating Partnership, L.P. and certain subsidiaries of CHC International, Inc., incorporated by reference to Exhibit 10.42 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.18 Amended and Restated Credit Agreement, dated as of December 16, 1997, among Patriot REIT, Patriot American Hospitality Partnership, L.P., The Chase Manhattan Bank, PaineWebber Real Estate Securities, Inc. and various lenders identified therein incorporated by reference to Exhibit
       10.2 to Patriot REIT's and Wyndham's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).

10.19 Term Loan Agreement, dated as of December 16, 1997, among Patriot REIT, Patriot American Hospitality Partnership, L.P., The Chase Manhattan Bank, PaineWebber Real Estate Securities, Inc. and various lenders identified therein incorporated by reference to Exhibit 10.3 to Patriot REIT's and Wyndham's Registration Statement on Form S-4 filed January 13, 1998 (Nos. 333-44203 and 333-44203-01).

10.20 Executive Employment Agreement, dated as of April 14, 1997, between Patriot REIT and James D. Carreker, incorporated by reference to Exhibit
       10.20 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.21 Executive Employment Agreement, dated as of April 14, 1997, between Patriot REIT and Anne L. Raymond, incorporated by reference to Exhibit
       10.21 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.22 Executive Employment Agreement, dated as of April 14, 1997, between Patriot REIT and Leslie V. Bentley, incorporated by reference to Exhibit
       10.22 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.23 Executive Employment Agreement, dated as of April 14, 1997, between Patriot REIT and Stanley M. Koonce, Jr., incorporated by reference to
       Exhibit 10.23 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.24 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF APRIL 14, 1997, BETWEEN PATRIOT REIT AND PAUL A. NUSSBAUM (FILED HEREWITH).

10.25 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF FEBRUARY 14, 1997, BETWEEN PATRIOT REIT AND WILLIAM W. EVANS III, AS SUPPLEMENTED ON APRIL 14, 1997 (FILED HEREWITH).

10.26 EXECUTIVE EMPLOYMENT AGREEMENT DATED AS OF JUNE 1997, BETWEEN PATRIOT REIT AND PAUL NOVAK (FILED HEREWITH).

10.27 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF OCTOBER 1, 1997, BETWEEN PATRIOT OPERATING COMPANY AND MICHAEL GROSSMAN (FILED HEREWITH).

10.28 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF OCTOBER 1, 1997 BETWEEN PATRIOT OPERATING COMPANY AND KARIM ALIBHAI (FILED HEREWITH).

10.29 Standstill Agreement, dated as of April 14, 1997, by and among Patriot REIT and CF Securities, L.P., incorporated by reference to Exhibit 10.9 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.30 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and CF Securities, L.P., incorporated by reference to Exhibit 10.10 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.31 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and Paul A. Nussbaum, incorporated by reference to Exhibit 10.11 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.32 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and William W. Evans III, incorporated by reference to Exhibit 10.12 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.33 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and Leslie V. Bentley, incorporated by reference to Exhibit 10.13 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.34 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and James D. Carreker, incorporated by reference to Exhibit 10.14 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.35 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and Stanley M. Koonce, Jr., incorporated by reference to Exhibit 10.15 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

10.36 Voting Agreement, dated as of April 14, 1997, by and among Patriot REIT and Anne L. Raymond, incorporated by reference to Exhibit 10.16 to Patriot REIT's and Patriot Operating Company's Joint Registration Statement on Form S-4 filed November 10, 1997 (Nos. 333-39875 and 333-39875-01).

12.1   STATEMENT REGARDING COMPUTATION OF RATIOS (FILED HEREWITH).

21.1   SIGNIFICANT SUBSIDIARIES OF PATRIOT REIT AND WYNDHAM (FILED HEREWITH).

23.1   CONSENT OF ERNST & YOUNG LLP (FILED HEREWITH).

24.1   POWERS OF ATTORNEY (INCLUDED ON SIGNATURE PAGES)

27.1   FINANCIAL DATA SCHEDULE OF PATRIOT REIT (FILED HEREWITH).

27.2   FINANCIAL DATE SCHEDULE OF WYNDHAM (FILED HEREWITH).