Form 10-Q
period 1998-03-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1998-05-14
CIK 16343, 715273

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________________

    Commission File Number 1-9319            Commission File Number 1-9320

  PATRIOT AMERICAN HOSPITALITY, INC.          WYNDHAM INTERNATIONAL, INC.
--------------------------------------   ---------------------------------------
(Exact name of registrant as specified   (Exact name of registrant as specified
           in its charter)                          in its charter)

    Delaware            94-0358820           Delaware             94-2878485
--------------------------------------   ---------------------------------------
(State or other      (I.R.S. Employer    (State or other       (I.R.S. Employer
jurisdiction of       Identification     jurisdiction of        Identification
incorporation or           No.)          incorporation or            No.)
organization)                            organization)

1950 Stemmons Freeway, Suite 6001        1950 Stemmons Freeway, Suite 6001
Dallas, Texas                75207       Dallas, Texas                75207
--------------------------------------   ---------------------------------------
(Address of principal      (Zip Code)    (Address of principal      (Zip Code)
  executive offices)                       executive offices)


            (214) 863-1000                           (214) 863-1000
--------------------------------------   ---------------------------------------
    (Registrant's telephone number,          (Registrant's telephone number,
         including area code)                     including area code)

                N/A                                      N/A
--------------------------------------   ---------------------------------------
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
                                       ---     ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on May 11, 1998, was as follows:

            Registrant                                Number of Shares
Patriot American Hospitality, Inc.                       114,116,946
    Wyndham International, Inc.                          114,116,946

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                                                                            Page

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL, INC.:
   Condensed Combined Balance Sheets as of  March 31, 1998 (unaudited) and
    December 31, 1997................                                          3
   Condensed Combined Statements of Operations for the three months ended
    March 31, 1998 and 1997 (unaudited).....................................   4
   Condensed Combined Statements of Cash Flows for the three months ended
    March 31, 1998 and 1997 (unaudited).....................................   5
PATRIOT AMERICAN HOSPITALITY, INC. :
   Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
    and December 31, 1997...................................................   6
   Condensed Consolidated Statements of Operations for the three months
    ended March 31, 1998 and 1997 (unaudited)...............................   7
   Condensed Consolidated Statements of Cash Flows for the three months
    ended March 31, 1998 and 1997 (unaudited)...............................   8
WYNDHAM INTERNATIONAL, INC.:
   Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
    and December 31, 1997...................................................   9
   Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 (unaudited)........................................  10
   Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998  (unaudited).......................................  11
NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 1998 (UNAUDITED)....  12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS......................................................  23

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................  34

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
   Exhibits ................................................................  35
   Reports on Form 8-K......................................................  35

SIGNATURES..................................................................  36

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       CONDENSED COMBINED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             MARCH 31, 1998    DECEMBER 31,1997
                                             --------------    ----------------
                    ASSETS                    (UNAUDITED)

Investment in real estate and related
 improvements and land held for
 development, net of accumulated
 depreciation of $101,921 in 1998 and
 $68,805 in 1997...........................      $3,150,712         $2,044,649
Cash and cash equivalents..................          85,268             42,431
Restricted cash............................           3,384              5,005
Accounts and lease revenue receivable......         134,504             57,046
Investment in unconsolidated subsidiaries..          15,465             11,802
Mortgage notes and other receivables from
 unconsolidated subsidiaries...............          73,465             76,419
Other mortgage notes and other receivables.          32,682             12,983
Management contracts, net of accumulated
 amortization of $3,622 in 1998 and
 $1,574 in 1997............................          90,879             20,879
Trade names and franchise costs, net of
 accumulated amortization of $1,510
 in 1998 and $122 in 1997..................          95,540             11,166
Goodwill, net of accumulated amortization
 of $5,516 in 1998 and $1,851 in 1997......         471,096            126,007
Deferred expenses, net of accumulated
 amortization of $6,367 in 1998 and
 $2,097 in 1997............................          22,529             21,417
Deferred acquisition costs.................          42,013             52,500
Inventories................................          16,059             10,450
Other assets...............................          62,629             15,099
                                                 ----------         ----------
       Total assets........................      $4,296,225         $2,507,853
                                                 ==========         ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility,
 term loans, mortgage notes and
 capital leases............................      $1,842,992         $1,112,709
Accounts payable and accrued expenses......         160,609             78,468
Dividends and distributions payable........              72             27,636
Deposits...................................          22,656             12,423
Due to unconsolidated subsidiaries.........           7,456              7,304
Deferred income tax liability..............          75,684              9,550

Minority interest in the Operating
 Partnerships..............................         203,959            220,177
Minority interest in other consolidated
 subsidiaries..............................          71,462             49,694
Commitment and contingencies

Shareholders' Equity:
   Preferred stock, $0.01 par value,
    authorized: 100,000,000 shares each;
    shares issued and outstanding:
    4,860,876 shares in 1998...............              49                 --
   Excess stock (paired shares), $0.01 par
    value, authorized: 750,000,000 shares
    each; no shares issued and outstanding.              --                 --
   Common stock (paired shares), $0.01 par
    value, authorized: 650,000,000 shares
    each; issued and outstanding:
    107,648,946 shares in 1998 and
    73,276,716 shares in 1997..............           2,154              1,466
   Additional paid in capital..............       1,991,803          1,070,973
   Receivable from shareholders and
    affiliates.............................         (15,734)                --
   Unearned stock compensation, net of
    accumulated amortization of $7,161
    in 1998 and $5,825 in 1997.............         (16,227)           (13,116)
   Unrealized gain on securities available
    for sale...............................             106                 --
   Distributions in excess of  retained
    earnings...............................         (50,816)           (69,431)
                                                 ----------         ----------
       Total shareholders' equity..........       1,911,335            989,892
                                                 ----------         ----------
       Total liabilities and shareholders'
        equity.............................      $4,296,225         $2,507,853
                                                 ==========         ==========


                 See notes to condensed financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                      1998        1997
                                                    --------    --------
Revenue:
   Hotel revenue.................................   $290,644    $     --
   Lease revenue ................................     20,565      35,013
   Racecourse facility revenue...................     23,048          --
   Management fee and service fee income.........     13,839          --
   Interest and other income.....................      1,711         375
                                                    --------    --------
      Total revenue..............................    349,807      35,388
                                                    --------    --------

Expenses:
   Hotel expenses................................    200,852       3,546
   Racecourse facility operations................     18,184          --
   General and administrative....................     17,306       2,782
   Interest expense..............................     35,959       7,805
   Depreciation and amortization.................     35,603       8,496
                                                    --------    --------
         Total expenses..........................    307,904      22,629
                                                    --------    --------

Operating income.................................     41,903      12,759
   Equity in earnings of unconsolidated
    subsidiaries.................................      3,194       1,021
                                                    --------    --------

Income before income tax provision, minority
 interests and extraordinary item................     45,097      13,780
   Income tax provision..........................     (3,558)         --
                                                    --------    --------

Income before minority interests and
 extraordinary item..............................     41,539      13,780
   Minority interest in Operating Partnerships...     (3,055)     (2,232)
   Minority interest in other consolidated
    subsidiaries.................................     (1,356)       (200)
                                                    --------    --------

Income before extraordinary item.................     37,128      11,348
   Extraordinary loss from early extinguishment
    of debt, net of minority interest............    (18,716)         --
                                                    --------    --------
Net income.......................................   $ 18,412    $ 11,348
                                                    ========    ========
Basic earnings per common Paired Share:
   Income before extraordinary item..............   $   0.37    $   0.26
   Extraordinary loss............................      (0.19)         --
                                                    --------    --------
     Net income per common Paired Share..........   $   0.18    $   0.26
                                                    ========    ========
Diluted earnings per common Paired Share:
   Income before extraordinary item..............   $   0.35    $   0.25
   Extraordinary loss............................      (0.18)   $     --
                                                    --------    --------
     Net income per common Paired Share..........   $   0.17    $   0.25
                                                    ========    ========




                 See notes to condensed financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................  $ 18,412  $ 11,348
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation..........................................    28,481     8,467
     Amortization of unearned stock compensation...........     1,527       621
     Amortization of deferred loan costs...................     3,503       330
     Amortization of management contracts and trade
      names................................................     3,245        --
     Amortization of goodwill and other assets.............     3,877        65
     Net payments collected from unconsolidated
      subsidiaries.........................................     4,708       413
     Issuance of stock for directors' fee and bonus........       880        --
     Equity in earnings of unconsolidated subsidiaries.....    (3,194)   (1,021)
     Minority interest in income of Operating
      Partnerships.........................................     3,055     2,232
     Minority interest in income of other consolidated
      subsidiaries.........................................     1,356       200
      Deferred income taxes................................    (1,068)       --
     Extraordinary item....................................    18,716        --
     Changes in assets and liabilities:
       Accounts and lease revenue receivable...............   (27,674)  (11,732)
       Inventories.........................................       424        --
       Deposits............................................    (2,285)       --
       Accounts payable and other accrued expenses.........    10,000       566
                                                             --------  --------
         Net cash provided by operating activities.........    63,963    11,489
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and related
     working capital assets................................  (281,753) (191,452)
   Improvements and additions to hotel properties..........   (41,205)  (17,634)
   Cash received in acquisition of hotel leases............    28,976        --
   Collections on other notes receivable...................     4,000        --
   Decrease in restricted cash accounts....................     4,588        64
   Deferred acquisition costs..............................   (27,104)   (2,369)
   Investment in unconsolidated subsidiaries...............        --    (1,574)
   Investment in mortgage and other notes receivable.......      (939)   (9,500)
                                                             --------  --------
         Net cash used in investing activities.............  (313,437) (222,465)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit facility, term loans,
     mortgage notes and capital lease obligations..........   504,762   237,272
   Repay borrowings under line of credit facility and
    other debt.............................................  (311,862)  (13,388)
   Proceeds from issuance of common stock..................   123,782        --
   Collections on notes receivable from shareholders
    and affiliates.........................................     2,999        --
   Dividends and distributions paid........................   (27,564)  (13,128)
   Other...................................................       194       (49)
                                                             --------  --------
         Net cash provided by financing activities.........   292,311   210,707
                                                             --------  --------

Net increase (decrease) in cash and cash equivalents.......    42,837      (269)

Cash and cash equivalents at beginning of period...........    42,431     4,146
                                                             --------  --------

Cash and cash equivalents at end of period.................  $ 85,268  $  3,877
                                                             ========  ========



                 See notes to condensed financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                MARCH 31,        DECEMBER 31,
                                                  1998               1997
                                                ---------        ------------
                                               (UNAUDITED)
                    ASSETS

Investment in real estate and related
 improvements and land held for
 development, net of accumulated
 depreciation of $67,027 in 1998
 and $67,501 in 1997.........................   $2,595,039       $ 2,016,267
Cash and cash equivalents....................        4,161            15,355
Restricted cash..............................        3,226             5,005
Accounts and lease revenue receivable........       44,976            14,458
Investment in unconsolidated subsidiaries....      321,685            11,802
Mortgage notes and other receivables from
 unconsolidated subsidiaries.................       73,465            76,419
Subscription notes receivable from
 Wyndham International.......................      133,669                --
Notes and other receivables from
 Wyndham International.......................      391,142            42,946
Other notes receivable.......................       15,650                --
Goodwill, net of accumulated amortization
 of $1,815 in 1998 and $1,257 in 1997........       86,819            87,999
Deferred expenses, net of accumulated
 amortization of $5,682 in 1998
  and $2,097 in 1997.........................       19,970            21,417
Deferred acquisition costs...................        6,226            21,374
Inventories..................................        1,306             1,306
Other assets.................................       31,182             6,757
                                                ----------        ----------
    Total assets.............................   $3,728,516        $2,321,105
                                                ==========        ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility,
 term loans, mortgage notes and capital
 leases......................................   $1,630,252        $1,112,709
Subscription notes payable to Wyndham
 International...............................       33,001            12,875
Other notes payable to Wyndham
 International...............................       23,750                --
Accounts payable and accrued expenses........       24,076            28,151
Dividends and distributions payable..........           72            27,185
Due to unconsolidated subsidiaries...........        7,456             7,304
Minority interest in Patriot Partnership.....      159,502           174,640
Minority interest in other consolidated
 subsidiaries................................       58,024            49,214
Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value;
 authorized: 100,000,000 shares;
 shares issued and outstanding:
 4,860,876 in 1998...........................           49                --
Excess stock, $0.01 par value;
 authorized: 750,000,000 shares;
 no shares issued and outstanding............           --                --
Common stock, $0.01 par value;
 authorized: 650,000,000 shares;
 shares issued and outstanding:
 107,648,946 shares in 1998
 and 73,276,716 shares in 1997...............        1,077               733
Additional paid-in capital...................    1,871,343           990,821
Receivable from shareholders.................      (14,595)               --
Unearned stock compensation,
 net of accumulated amortization
 of $7,161 in 1998 and $5,825
 in 1997.....................................      (11,781)          (13,116)
Distributions in excess of
 retained earnings...........................      (53,710)          (69,411)
                                                ----------        ----------
    Total shareholders' equity...............    1,792,383           909,027
                                                ----------        ----------
    Total liabilities and
     shareholders' equity....................   $3,728,516        $2,321,105
                                                ==========        ==========


                 See notes to condensed financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                               1998      1997
                                             --------  --------
Revenue:
   Lease revenue...........................  $109,649  $ 35,013
   Interest and other income...............     3,516       375
                                             --------  --------
         Total revenue.....................   113,165    35,388
                                             --------  --------

Expenses:
   Real estate and personal property
    taxes and casualty insurance...........    11,923     3,201
   Ground lease expense....................     6,558       345
   General and administrative..............     5,282     2,782
   Interest expense........................    34,251     7,805
   Depreciation and amortization...........    20,497     8,496
                                             --------  --------
         Total expenses....................    78,511    22,629
                                             --------  --------

Operating income...........................    34,654    12,759
   Equity in earnings of unconsolidated
    subsidiaries...........................     3,591     1,021
                                             --------  --------

Income before income tax provision,
 minority interests and extraordinary item.    38,245    13,780
   Income tax provision....................      (371)       --
                                             --------  --------

Income before minority interests and
 extraordinary item........................    37,874    13,780
   Minority interest in the Patriot
    Partnership............................    (3,128)   (2,232)
   Minority interest in consolidated
    subsidiaries...........................      (533)     (200)
                                             --------  --------

Income before extraordinary item...........    34,213    11,348
   Extraordinary loss from early
    extinguishment of debt, net of
    minority interest......................   (18,716)       --
                                             --------  --------

Net income.................................  $ 15,497  $ 11,348
                                             ========  ========

Basic earnings per common share:
   Income before extraordinary item........  $   0.35  $   0.26
   Extraordinary loss......................     (0.19)       --
                                             --------  --------
     Net income per common share...........  $   0.16  $   0.26
                                             ========  ========

Diluted earnings per common share:
   Income before extraordinary item........  $   0.32  $   0.25
   Extraordinary loss......................     (0.18)       --
                                             --------  --------
     Net income per common share...........  $   0.14  $   0.25
                                             ========  ========



                 See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------
                                                             1998             1997
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................ $  15,497        $  11,348
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation........................................    19,856            8,467
     Amortization of unearned stock compensation.........     1,336              621
     Amortization of deferred loan costs.................     3,503              330
     Amortization of goodwill and other assets...........       641               65
     Net payments collected from unconsolidated
      subsidiaries.......................................     4,699              413
     Issuance of stock for directors' fee and bonus......       675               --
     Equity in earnings of unconsolidated subsidiaries...    (3,591)          (1,021)
     Minority interest in income of Patriot Partnership..     3,128            2,232
     Minority interest in income of other consolidated
      subsidiaries.......................................       533              200
     Extraordinary item..................................    18,716               --
     Changes in assets and liabilities:
       Accounts and lease revenue receivable.............   (25,894)          (9,418)
       Other assets......................................       157           (2,314)
       Accounts payable and other accrued expenses.......    (2,811)             566
                                                          ---------        ---------
         Net cash provided by operating activities.......    36,445           11,489
                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and related
     working capital assets..............................  (281,753)        (191,452)
   Improvements and additions to hotel properties........   (38,333)         (17,634)
   Changes in due from Wyndham International.............   (11,892)              --
   Collections on other notes receivable.................     4,000               --
   Decrease in restricted cash accounts..................     4,746               64
   Deferred acquisition costs............................    (2,669)          (2,369)
   Investment in unconsolidated subsidiaries.............        --           (1,574)
   Investment in mortgage and other notes receivable.....        --           (9,500)
                                                          ---------        ---------
         Net cash used in investing activities...........  (325,901)        (222,465)
                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit facilities,
    term loans, mortgage notes and
    capital lease obligations............................   504,762          237,272
   Repay borrowings under line of credit facility........  (307,277)         (13,388)
   Principal payments on subscription notes payable
    to Wyndham International.............................   (12,875)              --
   Proceeds from issuance of common stock................   117,572               --
   Collections on notes receivable from shareholders.....     2,999               --
   Dividends and distributions paid......................   (27,113)         (13,128)
   Other.................................................       194              (49)
                                                          ---------        ---------
         Net cash provided by financing activities.......   278,262          210,707
                                                          ---------        ---------

Net decrease in cash and cash equivalents................   (11,194)            (269)

Cash and cash equivalents at beginning of period.........    15,355            4,146
                                                          ---------        ---------

Cash and cash equivalents at end of period............... $   4,161        $   3,877
                                                          =========        =========



                 See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1998              1997
                                                                                ----------------  ----------------
                                     ASSETS                                       (UNAUDITED)
 Current assets:
    Cash and cash equivalents..................................................  $       81,107    $      27,076
    Restricted cash............................................................             158               --
    Accounts receivable........................................................         122,801           46,340
    Subscription notes receivable from Patriot.................................          30,535           12,875
    Inventories................................................................          14,753            9,144
    Prepaid expenses and other current assets..................................          22,848            5,227
                                                                                ---------------   --------------
          Total current assets.................................................         272,202          100,662
 Investment in real estate and related improvements, net of accumulated
    depreciation of $34,894 in 1998 and $1,304 in 1997.........................         555,939           28,382
 Investments in unconsolidated subsidiaries....................................           4,005               --
 Notes and other receivables from Patriot......................................          26,216               --
 Mortgage notes and other receivables..........................................          15,714           12,983
 Management contracts costs, net of accumulated amortization of $3,622 in 1998
    and  $1,574 in 1997........................................................          90,879           20,879
 Trade names and franchise costs, net of accumulated amortization of $1,510 in
    1998 and  $122 in 1997.....................................................          95,540           11,166
 Deferred acquisition costs....................................................          35,787           31,126
 Goodwill, net of accumulated amortization of $3,701 in 1998 and $594 in 1997..         384,277           38,008
 Deferred expenses, net of accumulated amortization of $129 in 1998............           2,559               --
 Other assets..................................................................           9,920            8,882
                                                                                ---------------   --------------
          Total assets......................................................... $     1,493,038   $      252,088
                                                                                ===============   ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued expenses...................................... $       138,992   $       50,317
    Dividends and distributions payable........................................              --              451
    Participating lease payments payable to Patriot............................          30,817            9,519
    Deposits...................................................................          22,656           12,423
    Notes and other amounts payable to Patriot.................................         391,142           42,946
    Current portion of mortgage notes and capital lease obligations............          10,977               --
                                                                                ---------------   --------------
          Total current liabilities............................................         594,584          115,656
 Subscription Notes payable to Patriot.........................................         133,669               --
 Mortgage notes payable and capital lease obligations..........................         201,763               --
 Deferred income tax liability.................................................          75,684            9,550

 Minority interest in OpCo Partnership.........................................          44,458           45,537
 Minority interest in other consolidated subsidiaries..........................         323,662              480
 Commitments and contingencies
 Shareholders' equity:
    Preferred stock, $0.01 par value; authorized: 100,000,000 shares; no shares
      issued and outstanding...................................................              --               --
    Excess stock, $0.01 par value; authorized: 750,000,000 shares; no shares
      issued and outstanding...................................................              --               --
    Common stock, $0.01 par value; authorized: 650,000,000 shares; issued and
      outstanding: 107,648,946 shares in 1998 and 73,276,716 shares in 1997....           1,077              733
    Additional paid-in capital.................................................         120,460           80,152
    Receivable from shareholders and affiliates................................          (1,139)              --
    Unearned executive compensation, net of accumulated amortization of $191 ..          (4,446)              --
    Unrealized gain on securities available for sale...........................             106               --
    Retained earnings/(deficit)................................................           3,160              (20)
                                                                                ---------------   --------------
          Total shareholders' equity...........................................         119,218           80,865
                                                                                ---------------   --------------
          Total liabilities and shareholders' equity........................... $     1,493,038   $      252,088
                                                                                ===============   ==============


                 See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                      1998
                                                                 --------------
Revenue:
   Hotel revenue................................................ $      290,644
   Racecourse facility revenue..................................         23,048
   Management fee and service fee income........................         14,104
   Interest and other income....................................          2,186
                                                                 --------------
       Total revenue............................................        329,982
                                                                 --------------
Expenses:
   Hotel expenses...............................................        182,371
   Racecourse facility operations...............................         18,184
   General and administrative...................................         12,023
   Depreciation and amortization................................         15,106
   Lease payments...............................................         89,084
   Interest expense.............................................          5,699
                                                                  -------------
       Total expenses ..........................................        322,467
                                                                 --------------
Operating income................................................          7,515
   Equity in earnings of unconsolidated subsidiaries............          1,720
                                                                 --------------
Income before income tax provision and minority interests.......          9,235
   Income tax provision.........................................         (3,187)
                                                                 --------------
Income before minority interests................................          6,048
   Minority interest in OpCo Partnership........................             73
   Minority interest in other consolidated subsidiaries.........         (2,941)
                                                                 --------------

Net income...................................................... $        3,180
                                                                 ==============

Basic earnings per common share................................. $         0.03
                                                                 ==============

Diluted earnings per common share............................... $         0.03
                                                                 ==============



                 See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS
                                                                                                       ENDED
                                                                                                      MARCH 31,
                                                                                                        1998
                                                                                                    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................................      $  3,180
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation...........................................................................         8,625
         Amortization of unearned stock compensation............................................           191

         Amortization of deferred loan costs....................................................           129
         Amortization of management contracts and trade names...................................         3,245
         Amortization of goodwill...............................................................         3,107
         Net payments collected from unconsolidated subsidiaries................................             9
         Issuance of stock for directors' fees and bonus........................................
                                                                                                           205
         Deferred income taxes..................................................................        (1,068)
         Equity in earnings of unconsolidated subsidiaries......................................        (1,720)
         Minority interest in income of OpCo Partnership........................................           (73)
         Minority interest in income of other consolidated subsidiaries.........................         2,941
     Changes in assets and liabilities:
         Accounts receivable, prepaid expenses and other assets.................................        (4,223)
         Inventories............................................................................           424
         Accounts payable and other accrued expenses............................................        12,811
                                                                                                      --------
                  Net cash provided by operating activities.....................................        27,783
                                                                                                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements and additions to furniture and fixtures.......................................        (3,137)
     Deferred acquisition costs.................................................................       (24,435)
     Cash received upon acquisition of hotel leases.............................................        28,976
     Change in due to Patriot...................................................................        11,892
     Increase in restricted cash accounts.......................................................          (158)
     Investment in mortgage notes and other receivables.........................................          (939)
                                                                                                      --------
                  Net cash provided by investing activities.....................................        12,199
                                                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments received on subscription notes receivable.........................................        12,875
     Borrowings under mortgage notes............................................................        (3,780)
     Capital leases.............................................................................          (805)
     Net proceeds from issuance of common stock.................................................         6,210
     Distributions paid.........................................................................          (451)
                                                                                                      --------
                  Net cash provided by financing activities.....................................        14,049
                                                                                                      --------
Net increase in cash and cash equivalents.......................................................        54,031
Cash and cash equivalents at beginning of period................................................        27,076
                                                                                                      --------
Cash and cash equivalents at end of period......................................................      $ 81,107
                                                                                                      ========


                 See notes to condensed financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

         The entity formerly known as Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Old Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot completed an initial public offering of shares of its common stock and commenced operations.

         On July 1, 1997, Old Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock were paired and traded together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company." In January 1998, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below, Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Wyndham International." The term "Companies" as used herein includes Patriot, Wyndham International and their respective subsidiaries. Patriot and Wyndham International are both Delaware corporations.

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

         In connection with the Cal Jockey Merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Partnership, L.P. (the "OpCo Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP Units") of the OpCo Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership") in exchange for OP Units of the Patriot Partnership (collectively, the OpCo Partnership and the Patriot Partnership are referred to herein as the "Operating Partnerships"). Subsequent to completion of the Cal Jockey Merger and the transactions contemplated by the Cal Jockey Merger Agreement, substantially all of the operations of Patriot and Wyndham International have been conducted through the Operating Partnerships and their subsidiaries.

         Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot Partnership. In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 90.3% limited partnership interest in the Patriot Partnership as of March 31, 1998.

         Wyndham International owns a 1.0% general partnership interest and an approximate 88.9% limited partnership interest in the OpCo Partnership as of March 31, 1998.

         At March 31, 1998, Patriot, through the Patriot Partnership and other subsidiaries, owned interests in 120 hotels with an aggregate of over 30,000 guest rooms and leased 14 hotels from third parties with over 2,700 rooms. Patriot leases each of its hotels, except the six hotels that are separately owned through special purpose entities and other unconsolidated subsidiaries, to Wyndham International or to other third party lessees (the "Lessees") who are responsible for operating the hotels. At March 31, 1998, Patriot leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


manage the hotels. At March 31, 1998, Wyndham International leased 94 hotels from Patriot pursuant to Participating Lease agreements which are substantially similar to the Participating Lease agreements of the Lessees. Wyndham International manages 81 of these hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 13 of the hotels.

Principles of Consolidation

         The unaudited separate consolidated financial statements include the accounts of Patriot and Wyndham International, their respective wholly-owned subsidiaries, and the partnerships, corporations and limited liability companies in which Patriot or Wyndham International own a controlling interest. The unaudited separate consolidated financial statements of Patriot and Wyndham International have also been combined for purposes of financial statement presentation. All significant intercompany accounts and transactions have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements have been prepared in accordance with the accounting policies described in Patriot's and Wyndham International's Joint Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The Companies have adopted Statement 130 beginning with their interim financial statements for the first quarter of 1998. Management believes that they do not have material items that would require presentation in a separate statement of comprehensive income.

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures About Segments of an Enterprise and Related Information" which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Statement 131 is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. Management believes this statement will result in expanded disclosure for the financial statements.

2.   HOTELS AND OTHER BUSINESSES ACQUIRED:

Hotel Investments Purchased

         During the first quarter of 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $163,000 in the acquisition of two hotels with a total of approximately 1,187 guest rooms. These acquisitions were financed primarily with funds drawn on Patriot's revolving credit facility, the issuance of 51,290 OP Units valued at approximately $1,421 and the assumption of mortgage debt in the amount of approximately $50,324. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33,900.

Business Combinations

         Wyndham Hotel Corporation - On January 5, 1998, Wyndham Hotel Corporation ("Old Wyndham") merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


         Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham International. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham International. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to corporate subsidiaries of Patriot (collectively, the "New Non-Controlled Subsidiaries"). Patriot owns a 99% non-voting interest and Wyndham International owns the 1% controlling voting interest in each of the New Non-Controlled Subsidiaries. Therefore, the operating results of the New Non-Controlled Subsidiaries will be combined with those of Wyndham International for financial reporting purposes. Patriot accounts for its investment in the New Non-Controlled Subsidiaries using the equity method of accounting. The total purchase consideration for the Wyndham Merger of approximately $982,000 consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339,000 to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Companies' revolving credit facility (the "Revolving Credit Facility"), and the assumption of approximately $59,063 in debt.

         WHG Casinos & Resorts, Inc. and related transactions - On January 16, 1998, a subsidiary of Wyndham International merged with and into WHG Casinos & Resorts Inc. ("WHG"), with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham International acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico. In addition, Wyndham International acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger and approximately $21,300 of debt was assumed, resulting in total purchase consideration of approximately $159,400.

         Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31,000 in cash and issuance of 1,818,182 Paired Shares valued at approximately $49,227 (collectively, these transactions and the WHG Merger are referred to herein as the "WHG Transactions"). Wyndham International owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham International also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham International for financial reporting purposes. As a result, approximately $188,922 of debt related to the partnerships that own the El San Juan Hotel & Casino and the El Conquistador has also been reflected in Wyndham International's consolidated balance sheet. Patriot accounts for its investment in these entities using the equity method of accounting.

3.   SUBSCRIPTION NOTES:

         In order to effect the issuance of the paired shares of common stock and OP Units which were issued in the Cal Jockey Merger, the Patriot Partnership subscribed for shares of Bay Meadows common stock (which became shares of Wyndham International common stock) in an amount equal to the number of shares of Patriot common stock that were issued to Old Patriot stockholders in the Cal Jockey Merger. In addition, the Patriot Partnership similarly subscribed for OP Units in the OpCo Partnership in an amount equal to the number of OP Units of the Patriot Partnership that were outstanding subsequent to the Cal Jockey Merger. These subscriptions were funded through the issuance of promissory notes (the "Subscription Notes") in the aggregate amount of $58,901 payable to Wyndham International. The Subscription Notes, as amended, accrued interest at a rate of 8% per annum and were paid in full in the first quarter of 1998.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


         In connection with the issuance of Paired Shares in the Wyndham Merger, Patriot issued Subscription Notes payable to Wyndham International in the aggregate amount of $30,535. These Subscription Notes bear interest at a rate of LIBOR plus 1% per annum and mature January 31, 2001.

         In connection with the issuance of Paired Shares in the WHG Merger, Wyndham International issued Subscription Notes payable to Patriot in the aggregate amount of $133,669. These Subscription Notes bear interest at a rate of 8.7% per annum and mature in January 2001.

4.   INTEREST RATE SWAP:

         The Companies entered into a fourth interest rate swap arrangement during the first quarter of 1998 to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $125,000 of the outstanding balance on the Companies' revolving credit facility. The interest rate swap fixes the LIBOR portion of the revolving credit facility interest rate at 5.5575% per annum through November 2002. If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

5.    COMPUTATION OF EARNINGS PER SHARE:

         Basic and diluted earnings per share have been computed as follows:

Combined

                                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                          MARCH 31, 1998                     MARCH 31, 1997
                                                   ------------------------------     ------------------------------
                                                       BASIC         DILUTED              BASIC         DILUTED
                                                   -------------- ---------------     -------------- ---------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before extraordinary item.................. $    37,128    $    37,128         $    11,348    $    11,348
Extraordinary loss................................     (18,716)       (18,716)                 --             --
                                                   -----------    -----------         -----------    -----------
Net income........................................ $    18,412    $    18,412         $    11,348    $    11,348
                                                   ===========    ===========         ===========    ===========

Weighted average number of Paired Shares
   outstanding....................................      99,490         99,490              43,189         43,189
                                                   ===========                        ===========
Dilutive securities:
   Effect of unvested stock grants................                        872                                555
   Dilutive options to purchase Paired Shares.....                      2,024                                810
   Dilutive convertible preferred shares..........                      4,645                                 --
                                                                  -----------                        -----------
                                                                      107,031                             44,554
                                                                  ===========                        ===========

Earnings per Paired Share:
   Income before extraordinary item............... $      0.37    $      0.35         $      0.26    $      0.25
   Extraordinary loss.............................       (0.19)         (0.18)                 --             --
                                                   -----------    -----------         -----------    -----------
   Net income..................................... $      0.18    $      0.17         $      0.26    $      0.25
                                                   ===========    ===========         ===========    ===========

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Patriot

                                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                          MARCH 31, 1998                     MARCH 31, 1997
                                                   ------------------------------     ------------------------------
                                                       BASIC         DILUTED              BASIC         DILUTED
                                                   -------------- ---------------     -------------- ---------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before extraordinary item.................. $    34,213    $    34,213         $    11,348    $    11,348
Extraordinary loss................................     (18,716)       (18,716)                 --             --
                                                   -----------    -----------         -----------    -----------
Net income........................................ $    15,497    $    15,497         $    11,348    $    11,348
                                                   ===========    ===========         ===========    ===========

Weighted average number of common shares
   outstanding....................................      99,490         99,490              43,189         43,189
                                                   ===========                        ===========
Dilutive securities:
   Effect of unvested stock grants................                        872                                555
   Dilutive options to purchase common shares.....                      2,024                                810
   Dilutive convertible preferred shares..........                      4,645                                 --
                                                                  -----------                        -----------
                                                                      107,031                             44,554
                                                                  ===========                        ===========

Earnings per share:
   Income before extraordinary item............... $      0.35    $      0.32         $      0.26    $      0.25
   Extraordinary loss.............................       (0.19)         (0.18)                 --             --
                                                   -----------    -----------         -----------    -----------
   Net income..................................... $      0.16    $      0.14         $      0.26    $      0.25
                                                   ===========    ===========         ===========    ===========


Wyndham International

                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 1998
                                                                                ---------------------------
                                                                                   BASIC         DILUTED
                                                                                -----------   -------------
                                                                                      (IN THOUSANDS,
                                                                                EXCEPT PER SHARE AMOUNTS)
         Net income.............................................................  $ 3,180        $  3,180
                                                                                  =======        ========
         Weighted average number of common shares outstanding...................   99,490          99,490
                                                                                  =======
         Dilutive securities:
            Effect of unvested stock grants.....................................                      872
            Dilutive options to purchase common shares..........................                    2,024
            Dilutive convertible preferred shares...............................                    4,645
                                                                                                 --------
                                                                                                  107,031
                                                                                                 ========
         Earnings per common share..............................................  $  0.03        $   0.03
                                                                                  =======        ========


6.   COMMITMENTS AND CONTINGENCIES:

CHC International, Inc.

         The Companies and CHC International, Inc. ("CHCI") have entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Wyndham International with Wyndham International being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the second quarter of 1998. As a result of the CHCI Merger, Wyndham International, through its subsidiaries, will acquire the remaining 50% investment interest in GAH-II, L.P., the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 12 third-party management contracts, two third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Wyndham International has also agreed to provide CHCI with a $7,000 line of credit until such time as the CHCI Merger is completed. By operation of the CHCI Merger, all issued and outstanding common stock of CHCI will be exchanged for approximately 4,396,000 shares of Wyndham International preferred stock, subject to certain adjustments.

Interstate Merger

         On December 2, 1997, Patriot and Wyndham International entered into an Agreement and Plan of Merger (the "Interstate Merger Agreement") pursuant to which Interstate Hotels Company ("Interstate") would merge with and into Patriot with Patriot being the surviving corporation (the "Interstate Merger"). Pursuant to the Interstate Merger Agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances (the "Interstate Cash Consideration"), or (ii) a number of Paired Shares based on an exchange ratio of Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio"). Such elections by stockholders of Interstate were to be prorated to ensure that 40% of the outstanding shares of Interstate common stock was converted into the right to receive Interstate Cash Consideration and that the remaining 60% of the outstanding shares of Interstate common stock was converted into the right to receive Paired Shares at the Interstate Exchange Ratio, subject to adjustment in certain circumstances for the exercise of dissenters' rights. The special meetings of the stockholders of Patriot, Wyndham International and Interstate at which approval of the Interstate Merger was to be sought were originally scheduled for March 30, 1998. On March 23, 1998, Patriot and Interstate jointly announced that the Interstate Exchange Ratio had been set at 1.341 Paired Shares for each Interstate share.

         On March 26, 1998, Marriott International, Inc. ("Marriott") sued Interstate in the United States District Court for the District of Maryland (the "Marriott Litigation") seeking an injunction against the Interstate Merger. By agreement of the parties the complaint was dismissed without prejudice during settlement discussions until March 30, 1998. On March 30, 1998, Marriott re-filed its complaint and sought a temporary restraining order and preliminary injunction. In its complaint Marriott asserted certain rights with respect to 29 hotels owned and/or operated by certain affiliates and subsidiaries of Interstate under direct franchise agreements with Marriott, as well as certain rights concerning any transfer of control of those Interstate-related franchisees. The alleged rights asserted by Marriott included, among others, a right of first refusal over 19 of the hotels, rights of consent allegedly prohibiting Interstate from engaging in any transaction that constitutes a transfer of the franchise agreement or a change in control of the franchisees without Marriott's prior written consent, rights of non-competition allegedly prohibiting Interstate from owning, operating, or being connected or associated with a company that owns the trade name of a chain of hotels which competes with Marriott without Marriott's consent, as well as a right of first refusal to acquire all of the equity interests in Interstate. In December 1997, Patriot and Marriott had entered into a non-binding letter agreement regarding these matters.

         On March 30, 1998, Patriot, Wyndham International and Interstate each elected to convene and then adjourn their respective stockholders meetings to April 2, 1998 at 1:00 p.m. (CST) so as to permit additional time to negotiate with Marriott.

         Also on March 30, 1998, Patriot and Wyndham International filed a complaint in the District Court of Dallas County, Texas against Marriott alleging that Marriott had tortiously interfered with the Interstate Merger and was tortiously interfering with potential new business relationships and contractual opportunities.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


         On March 31, 1998, Marriott filed an Amended Verified Complaint which, among other things, added allegations and sought injunctive relief for alleged violations of the Lanham Act allegedly to be caused by the transfer by Interstate, without the consent of Marriott, of the right to use certain marks registered by Marriott.

         For recent developments regarding the Marriott Litigation, see Note 10.

Financing Transactions

         Patriot has received a commitment from its lenders to increase Patriot's existing credit facilities by $1,450,000 from the current $1,250,000. The new credit facility will be comprised of the $900,000 revolving credit facility and the $350,000 term loan currently in place as well as a series of term loans totaling $1,450,000 with varying maturities up to five years. Interest will be based on Patriot's leverage ratio and may vary from 1.50% to 2.50% over LIBOR. The credit facilities will be secured by stock and partnership interests in the assets of Patriot. The additional financing will be primarily utilized to fund the Interstate Merger.

7.    PRIVATE PLACEMENT OF PAIRED SHARES:

         In February 1998, the Companies completed a private placement of Paired Shares coupled with a one-year price adjustment agreement with an affiliate of NationsBanc Montgomery Securities LLC. Under the terms of the agreement, Patriot and Wyndham International privately issued 4,900,000 Paired Shares at a price of $25.50 per Paired Share, resulting in net proceeds of approximately $121,800. During the term of the price adjustment agreement, Patriot will deliver or receive Paired Shares or cash, based on the market price of the Paired Shares at the time of the adjustment. Proceeds from the private placement were used to reduce outstanding indebtedness under the Companies' revolving credit facility.

8.    INCOME TAXES:

         As a result of the Wyndham Merger and the WHG Merger, Wyndham International recorded a deferred tax liability totaling $88,047. The deferred tax liability represents the tax effects of differences between the fair values and the tax bases of identifiable assets acquired and liabilities assumed in connection with the transactions.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


9.   PRO FORMA RESULTS OF OPERATIONS:

         The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham International are presented as if (i) the acquisition of the 120 hotels owned by Patriot as of March 31, 1998; (ii) the Cal Jockey Merger and the Wyndham Merger and the related transactions; (iii) the replacement of Patriot's old line of credit facility with its current revolving credit facility, the funding of the $350,000 term loan and other mortgage debt;
(iv) the acquisition of Grand Heritage Hotels, Inc. and other Grand Heritage subsidiaries; (v) the acquisition of eight leasehold interests and the approximate 50% investment interest in GAH; (vi) the WHG Transactions; and (vii) the private placements of equity securities and public offering of the Companies' common stock which occurred during the first quarter of 1998 and during 1997 had occurred on January 1, 1997, and the hotels (except the six hotels owns by special purpose entities) had been leased to Wyndham International or the Lessees pursuant to the Participating Leases. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of Patriot and Wyndham International would have been assuming such transactions had been completed as of January 1, 1997, nor do they purport to represent the results of operations for future periods.



                       PATRIOT AND WYNDHAM INTERNATIONAL
                   COMBINED PRO FORMA RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                     1998               1997
                                                                              -----------------  -------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Total revenue............................................................... $         395,555  $         361,747
 Net income..................................................................            43,202             31,680

 Basic earnings per Paired Share............................................. $            0.40  $            0.30
                                                                              =================  =================
 Diluted earnings per Paired Share........................................... $            0.38  $            0.28
                                                                              =================  =================

 Weighted average number of Paired Shares and Paired Share equivalents outstanding:
   Basic.....................................................................           106,993            106,993
                                                                              =================  =================
   Diluted...................................................................           114,538            114,538
                                                                              =================  =================

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     PATRIOT
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                     1998               1997
                                                                              -----------------  -------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Total revenue............................................................... $         114,566  $         102,174
 Net income..................................................................            39,924             32,894

 Basic earnings per share.................................................... $            0.37  $            0.31
                                                                              =================  =================
 Diluted earnings per share.................................................. $            0.35  $            0.29
                                                                              =================  =================

 Weighted average number of common shares and common share equivalents outstanding:
   Basic.....................................................................           106,993            106,993
                                                                              =================  =================
   Diluted...................................................................           114,538            114,538
                                                                              =================  =================

                              WYNDHAM INTERNATIONAL
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                     1998               1997
                                                                              --------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Total revenue............................................................... $         375,537  $         344,365
 Net income (loss)...........................................................             3,544             (1,214)

 Basic income (loss) per share............................................... $            0.03  $          (0.01)
                                                                              =================  =================
 Diluted income (loss) per share............................................. $            0.03  $          (0.01)
                                                                              =================  =================

 Weighted average number of common shares and common share equivalents outstanding:
   Basic.....................................................................           106,993            106,993
                                                                              =================  =================
   Diluted...................................................................           114,538            106,993
                                                                              =================  =================


10.  SUBSEQUENT EVENTS:

Marriott Litigation and the Interstate Merger

         On April 2, 1998, the United States District Court for the District of Maryland denied Marriott's motion for a temporary restraining order to block the Interstate Merger and for preliminary injunctive relief. Marriott appealed the denial and the emergency judge sitting for the United States Court of Appeals for the Fourth Circuit instructed the parties not to close the Interstate Merger before noon on Friday, April 3, 1998, to permit the appeals court to consider a request by Marriott for a temporary injunction pending expedited appeal of the district court decision denying injunctive relief. Also on April 2, 1998, the stockholders of both Patriot and Interstate voted to approve the proposed Interstate Merger.

         On April 8, 1998, the United States Court of Appeals for the Fourth Circuit issued a preliminary injunction enjoining Interstate from transferring control, directly or indirectly, in the 29 Marriott-franchised hotels which were

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


the subject of the Marriott Litigation and remanded the case to the District Court for reconsideration and expedited resolution. On April 8, 1998, Interstate also announced that it would permit its stockholders who had previously made cash elections to request the return of that portion of their shares which would not be exchanged for cash upon completion of the Interstate Merger.

         The April 2, 1998 order of the District Court had included an order that Marriott join Patriot to the Marriott Litigation as a necessary party. On April 14, 1998, Marriott moved for leave to file a second amended complaint which, among other things, added Patriot and Wyndham International as additional defendants in the Marriott Litigation. On April 15, 1998, the District Court entered an order granting Marriott leave to file the Amended Complaint, thereby joining Patriot and Wyndham International as defendants in the litigation. Patriot and Wyndham International filed their answer to the Amended Complaint on April 24, 1998.

         On April 15, 1998, Patriot and Interstate agreed that, upon written request to the exchange agent, Interstate stockholders will also have the option to revoke their cash elections and request the return of all of their Interstate stock. However, to the extent that the Interstate stockholders request the return of shares that would have been entitled to be exchanged for cash upon consummation of the Interstate Merger, such shares may not subsequently be resubmitted for cash and will instead be exchanged for 1.341 Paired Shares upon consummation of the Interstate Merger. Further, the revocation of the cash elections will not alter the number of shares to be exchanged for cash by those shareholders who choose not to revoke their cash elections. By virtue of such revocations, the total cash consideration in the Interstate Merger will be reduced pro rata such that stockholders who retain their cash elections will not have a greater number of shares exchanged for cash.

         On May 4, 1998, Patriot, Wyndham International and Interstate announced that they have reached an agreement in principle with Marriott to settle the Marriott Litigation. On May 12, 1998, Patriot and Wyndham International announced that the United States District Court for the District of Maryland had agreed to delay the start of trial pending further notice from the parties to allow the parties to complete and sign a definitive settlement agreement and related documentation. In the interim, the parties agreed to keep confidential the terms of the proposed settlement, except that the settlement, if completed, would allow the Interstate Merger to be consummated.

         The agreement in principle is not a definitive settlement agreement and is not binding on any party. There can be no assurance that a definitive settlement agreement will be reached. Neither can any assurances be made regarding whether, or upon what terms, the Interstate Merger will be consummated. Additionally, no assurances can be made regarding the timing of any potential consummation of the Interstate Merger. No assurances can be made regarding the probable outcome of the Marriott Litigation, or the impact of any potential definitive settlement agreement or other resolution of the Marriott Litigation upon the Interstate Merger or the financial condition or results of operations of Patriot or Wyndham International.

Arcadian Acquisition

         On January 20, 1998, Patriot announced in the United Kingdom its intention to proceed with a takeover of Arcadian International PLC ("Arcadian"), a company listed on the London Stock Exchange. Arcadian is an owner, developer and operator of hotels in the United Kingdom and continental Europe. On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian for 60 pence per share (the "Arcadian Acquisition"). Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost is approximately (pound)179,000 ($296,000 U.S. based on exchange rates in effect at closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham International once the development has been completed.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


         In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement in April 1998 with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160,000 through April 15, 1999, at a rate equal to the borrowing rate on Patriot's revolving credit facility. In addition, Patriot assumed approximately $112,600 of debt in connection with the transaction.

Private Placement of Paired Shares

         On April 6, 1998, the Companies completed a private placement of Paired Shares coupled with a one-year price adjustment agreement. Under the terms of the agreement, Patriot and Wyndham International privately issued 5,150,000 Paired Shares at a price of $27.5625 per Paired Share, resulting in gross proceeds of approximately $141,900. During the term of the price adjustment agreement, Patriot will deliver or receive Paired Shares, based on the market price of the Paired Shares at the time of the adjustment. Proceeds from the private placement were used to reduce outstanding indebtedness under the Companies' revolving credit facility.

Extension of Loan Agreement

         In April 1998, the maturity date of Patriot's $103,000 mortgage loan with Paine Webber Real Estate was extended to December 1998. In connection with the loan extension, Patriot paid a fee of approximately $515.

Cash Dividends Declared

         On May 4, 1998, Patriot declared a dividend of $0.32 per share for the first quarter of 1998. The dividend is payable on May 29, 1998 to shareholders of record on May 20, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the Companies' rapid growth and its ability to integrate its existing operations, departments and systems with those acquired in the Wyndham Merger and the WHG Merger and those being acquired in the Interstate Merger and other transactions; risks associated with the adoption of legislation, regulations or administrative interpretations which could adversely affect the Companies' paired share structure; Patriot's dependence upon rental payments from Wyndham International and the Lessees for substantially all of Patriot's income and the dependence upon the abilities of Wyndham International, the Lessees and the Operators (as such terms are defined herein) to manage the hotels; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

THE COMPANIES

         As of March 31, 1998, Patriot, directly or through certain of its subsidiaries, owned interests in 120 hotels with an aggregate of over 30,000 guest rooms and leased 14 hotels with over 2,700 rooms. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, Patriot's portfolio includes world-class resort hotels, including The Boulders, near Scottsdale, Arizona; The Lodge at Ventana Canyon in Tucson, Arizona; The Peaks Resort & Spa in Telluride, Colorado; and Carmel Valley Ranch Resort in Carmel, California and prominent hotels in major tourist destinations. The owned hotels include 106 full service hotels, nine resort hotels, four limited service hotels and an executive conference center. All but seven of the hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

         Patriot leases each of its hotels, except six hotels that are separately owned through special purpose entities or other unconsolidated subsidiaries, to Wyndham International or to third party lessees (the "Lessees") who are responsible for operating the hotels. As of March 31, 1998, 94 hotels were leased to Wyndham International and its affiliates and 34 hotels were leased to the Lessees. Patriot leased 17 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Twelve of the hotels were leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. In addition, DTR North Canton, Inc. (the "Doubletree Lessee") leased four hotels; and Metro Hotels Leasing Corporation ("Metro Lease Partners") leased one hotel under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. Wyndham International manages 81 of its hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with hotel Operators to manage 13 of its hotels.

         In addition to leasing and managing hotels, Wyndham International is also engaged in the business of conducting and offering pari-mutuel wagering on thoroughbred horse racing at the Bay Meadows Racecourse (the "Racecourse").

HOTELS AND OTHER BUSINESSES ACQUIRED DURING THE QUARTER

         During the quarter ended March 31, 1998, Patriot acquired investments in two hotels for approximately $163 million. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility, the issuance of 51,290 OP Units valued at approximately $1.4 million, and the assumption of other mortgage debt in the amount of approximately $50.3 million. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33.9 million.

Wyndham Hotel Corporation

         On January 5, 1998, pursuant to the Agreement and Plan of Merger dated as of April 14, 1997, as thereafter amended, (the "Wyndham Merger Agreement") between Patriot, Wyndham International and Wyndham Hotel Corporation ("Old Wyndham"), Old Wyndham merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

         Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 Clubhouse hotels and leased such hotels to Wyndham International. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham International. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to corporate subsidiaries of Patriot (collectively, the "New Non-Controlled Subsidiaries"). Patriot owns a 99% non-voting interest and Wyndham International owns the 1% controlling voting interest in each of the New Non-Controlled Subsidiaries. Therefore, the operating results of the New Non-Controlled Subsidiaries have been combined with those of Wyndham International for financial reporting purposes. Patriot accounts for its investment in the New Non-Controlled Subsidiaries using the equity method of accounting. The total purchase consideration for the Wyndham Merger of approximately $982 million consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339 million to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Companies' revolving credit facility (the "Revolving Credit Facility"), and the assumption of approximately $59 million in debt.

WHG Casinos & Resorts, Inc. and Related Transactions

         On January 16, 1998, pursuant to the Agreement and Plan of Merger dated as of September 30, 1997 (the "WHG Merger Agreement) between Patriot, Wyndham International and WHG Casinos & Resorts Inc. ("WHG"), a subsidiary of Wyndham International merged with and into WHG, with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham International acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico. In addition, Wyndham International acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger and approximately $21.3 million of debt was assumed, resulting in total purchase consideration of approximately $159.4 million.

         Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31 million in cash and issuance of 1,818,182 Paired Shares valued at approximately $49.2 million (collectively, these transactions and the WHG Merger are referred to herein as the "WHG Transactions"). Wyndham International owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham International also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been combined with those of Wyndham International for financial reporting purposes. As a result, approximately $188.9 million of debt related to the partnerships that own the El San Juan Hotel & Casino and the El Conquistador has also been reflected in Wyndham International's consolidated balance sheet. Patriot accounts for its investment in these entities using the equity method of accounting.

PATRIOT AMERICAN HOSPITALITY, INC.

Results of Operations: Quarter Ended March 31, 1998
         Compared with Quarter Ended March 31, 1997

         Patriot's lease revenue from the Lessees (including Wyndham International) for the three months ended March 31, 1998, increased 213% from $35,013,000 in 1997 to $109,649,000 in 1998. This increase is primarily due to the acquisition of 66 hotel properties during the past twelve months. Patriot owns 120 hotel properties as of March 31, 1998 including the hotels that are separately owned through special purpose entities. Additionally, for the three months ended March 31, 1998, Patriot reported $1,410,000 of lease revenue related to the lease of the Racecourse facility and land to Wyndham International. Interest and other income increased from $375,000 in 1997 to $3,516,000 in 1998 which is primarily attributable to additional investments in notes receivable and interest and dividend income earned on cash investments. Interest and other income for the three months ended March 31, 1998 includes $2,750,000 of interest income related to notes receivable from Wyndham International.

         For the three months ended March 31, 1998 as compared to the same period for 1997, Patriot experienced similar increases in expenses as a result of the acquisition of hotels discussed above.

         Real estate and personal property taxes and casualty insurance were $11,923,000 for the three months ended March 31, 1998, compared to $3,201,000 for the three months ended March 31, 1997.

         Ground lease expense increased from $345,000 to $6,558,000 for the three months ended March 31, 1997 compared to the same period in 1998 as a result of acquisition of properties subject to existing ground leases, including $1,170,000 related to the Racecourse land lease with an affiliate of PaineWebber, Inc.

         General and administrative expenses were $5,282,000 for the three months ended March 31, 1998, compared to $2,782,000 for 1997. General and administrative expenses include the amortization of unearned stock compensation of $1,336,000 for 1998 and $621,000 for 1997. Additionally, Patriot incurred expenses of $313,000 in 1998 associated with evaluating properties and companies to be acquired which were ultimately not purchased, compared to $568,000 for 1997.

         Interest expense for the three months ended March 31, 1998 was $34,251,000 compared to $7,805,000 in 1997. Patriot's outstanding debt obligations as of March 31, 1998 and 1997 were approximately $1.6 billion and $466.7 million, respectively. The primary components of interest expense for the three months ended March 31, 1998 are $22,558,000 of interest related to the revolving credit facility and term loan, $7,943,000 of interest on mortgage notes, $3,503,000 of amortization of deferred financing costs and $2,442,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the three months ended March 31, 1997 consists primarily of $7,277,000 of interest on Patriot's old line of credit facility and mortgage note balances outstanding and $328,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $2,195,000 and $82,000 for the three months ended March 31, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

         Depreciation and amortization expense was $20,497,000 for the three months ended March 31, 1998 compared to $8,496,000 for the same period in 1997.

         Patriot's share of income from unconsolidated subsidiaries was $3,591,000 for the first quarter of 1998 compared to $1,021,000 for the first quarter of 1997.

         Minority interest share of income in the Patriot Partnership was $3,128,000 and $2,232,000 for the three months ended March 31, 1998 and 1997, respectively. Minority interest share of income in Patriot's other consolidated subsidiaries was $533,000 for the first quarter of 1998 and $200,000 for the first quarter of 1997.

         Patriot repaid certain debt obligations of Old Wyndham in connection with the Wyndham Merger. As a result, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt in the aggregate amount of $20,892,000. This amount, net of $2,176,000 of the minority interest share of the loss, has been reported an extraordinary loss for the first quarter of 1998.

         As a result, net income was $15,497,000 for the three months ended March 31, 1998 and $11,348,000 for the three months ended March 31, 1997.


WYNDHAM INTERNATIONAL, INC.

         As of March 31, 1998, Wyndham International leases 94 hotels from Patriot, managing 81 of those hotels, and manages 55 hotels for third parties. In addition, Wyndham International operates the Bay Meadows Racecourse. Subsequent to the Cal Jockey Merger in July 1997, the major portion of the revenues of Wyndham International and Patriot have been derived from the leasing and operation of hotels.

Results of Operations: Three Months Ended March 31, 1998

         For the three months ended March 31, 1998, Wyndham International had room revenues of $178,030,000 from the 94 hotels it leased during the period. Food and beverage and telephone and other revenues were $112,614,000 for the period. In addition, Wyndham International reported management fee and service fee income of $14,104,000 for the three months ended March 31, 1998. Interest and other income for the period includes $1,241,000 of interest income related to the Subscription Notes.

         Lease payments paid to Patriot pursuant to the Participating Leases, other hotel sub-leases and the Racecourse facility lease were $89,084,000 for the first quarter of 1998. Hotel operating expenses were $182,371,000 for the period.

         General and administrative expenses were $12,023,000 for the period and consist primarily of salaries and wages of personnel brought onto Wyndham International's payroll in connection with the Wyndham Merger.

         Interest expense of $5,699,000 for the first quarter of 1998 is primarily attributable to debt obligations related to the three hotels acquired in the WHG Merger. The amount also includes $2,750,000 of interest expense related to the Subscription Notes and other notes payable to Patriot.

         Total revenues from the Racecourse facility operations were $23,048,000 for the three months ended March 31, 1998. Expenses associated with the Racecourse operations were $18,184,000 for the three months ended March 31, 1998.

         Minority interest's share of losses associated with the OpCo Partnership was $73,000 for the three months ended March 31, 1998. Minority interest's share of income in Wyndham International's other consolidated subsidiaries was $2,941,000 in 1998.

         As a result, the net income was $3,180,000 for the three months ended March 31, 1998.

Statistical Information

         Operating performance across the Companies' owned and leased portfolio of hotels improved for the first quarter of 1998 over last year, as reflected in an 8.9% increase in revenue per available room ("RevPAR"), a 6.3% increase in average daily rate ("ADR"), and an improvement of 1.6 percentage points in occupancy.

         Similarly, first-quarter operating performance across Old Wyndham's comparable portfolio of owned and managed hotels (hotels that were in Old Wyndham's portfolio for one full common fiscal quarter in both periods presented) improved over the 1997 first quarter, as reflected in an 11.8% increase in RevPAR, an 8.4% increase in ADR, and improvements of 2.2 percentage points in occupancy.

         Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current strength of market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Companies' portfolio of owned and leased hotels and for Old Wyndham's portfolio of owned, leased and managed hotels that were in its portfolio for one full common fiscal quarter in both periods presented.

                                                  Occupancy                   ADR                      REVPAR
                                             --------------------   ------------------------   -----------------------
                                               1998       1997         1998        1997           1998        1997
                                             ---------  ---------   -----------  ----------    ----------- -----------
The Companies' owned and leased hotels......   70.8%      69.2%      $ 115.86     $ 108.99        $82.06       $75.37

Old Wyndham's comparable portfolio..........   70.9%      68.7%      $ 112.53     $ 103.81        $79.81       $71.36


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

         Combined cash and cash equivalents as of March 31, 1998 were $88.7 million, including capital improvement reserves of $3.4 million. Combined cash flows from operating activities of the Companies were $64 million for the first quarter of 1998, which represent a combination of the collection of rents under Participating Leases with third party Lessees and cash flows generated by the hotels operated by Wyndham International.

         Cash and cash equivalents for Patriot as of March 31, 1997 was $6.3 million, including capital improvement reserves of $2.4 million. Cash flows from operating activities of Patriot were $11.5 million for the first quarter of 1997, which primarily represent the collection of rents under Participating Leases.

Cash Flows from Investing and Financing Activities

         During the first quarter of 1998, the Companies continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered and unregistered securities.

         Combined cash flows used in investing activities of the Companies were $313.4 million for the three months ended March 31, 1998, resulting primarily from the merger and acquisition of hotel properties and management companies and the renovation expenditures at certain hotels. Combined cash flows from financing activities of $292.3 million for the three months ended March 31, 1998 were primarily related to borrowings on the revolving credit facility and mortgage notes and net proceeds from private placement of equity securities, net of payments of dividends and distributions.

         Patriot's cash flows used in investing activities were $222.5 million for the three months ended March 31, 1997, resulting primarily from the acquisition of hotel properties. Cash flows from Patriot's financing activities of $210.7 million for the three ended March 31, 1997 were primarily related to borrowings on Patriot's old line of credit facility, net of payments of dividends and distributions.

         As of March 31, 1998, Patriot had approximately $884 million outstanding under its unsecured revolving credit facility and $350 million outstanding on a term loan. As of such date, the Companies also had over $579.9 million of mortgage and other debt outstanding that encumbered 24 hotels, resulting in total indebtedness of approximately $1.8 billion. As of March 31, 1998, the availability of funds under the revolving credit facility is approximately $6 million.

         Patriot has received a commitment from The Chase Manhattan Bank and Chase Securities, Inc. and PaineWebber Real Estate Securities, Inc. to increase Patriot's existing credit facilities by $1.45 billion from the current $1.25 billion. Patriot's existing credit facilities will be amended and restated to reflect a total credit facility of $2.7 billion. The new credit facility will be comprised of the $900,000 revolving credit facility and the $350,000 term loan currently in place as well as a series of term loans totaling $1.45 billion with varying maturities up to five years. Interest will be based on Patriot's leverage ratio and may vary from 1.50% to 2.50% over LIBOR. The credit facilities will be secured by stock and partnership interests in the assets of Patriot. The additional financing will be primarily utilized to fund the Interstate Merger and is contingent upon the closing of the Interstate Merger.

         In addition, the Companies are evaluating other permanent sources of capital, including the issuance of equity and long-term debt. It is expected that additional common or preferred equity offerings will be used both to acquire hotel properties and to limit the Companies' overall debt to market capitalization ratio.

Investing and Financing Activities Subsequent to March 31, 1998

         Arcadian International PLC - On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost is approximately (pound)179 million ($296 million U.S. based on current exchange rates). As a result of the transaction, Patriot will acquire ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham International once the development has been completed.

         In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement on April 15, 1998 with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160 million through April 15, 1999, at a rate equal to the borrowing rate on Patriot's revolving credit facility. In addition, Patriot assumed approximately $112.6 million of debt in connection with the transaction.

         Private Placement of Equity - On April 6, 1998, the Companies completed a private placement of Paired Shares coupled with a one-year price adjustment agreement with PaineWebber Incorporated and a PaineWebber affiliate. Under the terms of the agreement, Patriot and Wyndham International privately issued 5,150,000 Paired Shares at a price of $27.5625 per Paired Share, resulting in gross proceeds of approximately $141.9 million. During the term of the price adjustment agreement, Patriot will deliver or receive Paired Shares, based on the market price of the Paired Shares at the time of the adjustment. Proceeds from the private placement were used to reduce outstanding indebtedness under the Companies' revolving credit facility.

Potential Acquisitions

         CHC International, Inc. - The Companies and CHC International, Inc. ("CHCI") have entered into an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement"), providing, subject to regulatory approvals, for the merger of the hospitality-related businesses of CHCI with and into Wyndham International with Wyndham International being the surviving company (the "CHCI Merger"). Subject to regulatory approvals, CHCI's gaming operations will be transferred to a new legal entity prior to the CHCI Merger and such operations will not be a part of the transaction. It is anticipated that the CHCI Merger will be consummated in the second quarter of 1998. As a result of the CHCI Merger, Wyndham International, through its subsidiaries, will acquire the remaining 50% investment interest in GAH-II, L.P., the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 12 third-party management contracts, two third-party lease contracts, the Grand Bay and Registry Hotels & Resorts proprietary brand names and certain other hospitality management assets. Wyndham has also agreed to provide CHCI with a $7 million line of credit until such time as the CHCI Merger is completed. By operation of the CHCI Merger, all issued and outstanding common stock of CHCI will be exchanged for approximately 4,396,000 shares of Wyndham International preferred stock, subject to certain adjustments.

         Interstate Hotels Company - On December 2, 1997, Patriot, Wyndham International and Interstate Hotels Company ("Interstate") entered into an Agreement and Plan of Merger (the "Interstate Merger Agreement") providing for the merger of Interstate with and into Patriot (the "Interstate Merger") with Patriot being the surviving company. Pursuant to the Interstate Merger Agreement, stockholders of Interstate will have the right to elect to convert each of their shares of Interstate common stock into the right to receive either
(i) $37.50 in cash, subject to proration in certain circumstances (the "Interstate Cash Consideration"), or (ii) a number of Paired Shares of Patriot and Wyndham common stock not exchanged for cash (the "Interstate Exchange Ratio"). Such elections by stockholders of Interstate were to be prorated to ensure that 40% of the outstanding shares of Interstate common stock will be converted into the right to receive Interstate Cash Consideration and that the remaining 60% of the outstanding shares of Interstate common stock will be converted into the right to receive Paired Shares at the Interstate Exchange Ratio, subject to adjustment in certain circumstances for the exercise of dissenters' rights. Patriot will also assume or refinance all of Interstate's existing indebtedness, which totaled approximately $796 million as of March 31, 1998. In addition, Patriot will buy out or assume certain options to purchase Interstate common stock held by certain Interstate employees and directors, and will assume certain severance obligations in connection with the Interstate Merger. The special meetings of the stockholders of Patriot, Wyndham International and Interstate at which approval of the Interstate Merger will be sought were originally scheduled for March 30, 1998.

         On March 23, 1998, Patriot and Interstate jointly announced that the Interstate Exchange Ratio had been set at 1.341 Paired Shares for each Interstate share.

         On March 26, 1998, Marriott International, Inc. ("Marriott") sued Interstate in the United States District Court for the District of Maryland (the "Marriott Litigation") seeking an injunction against the Interstate Merger. By agreement of the parties the complaint was dismissed without prejudice during settlement discussions until March 30, 1998. On March 30, 1998, Marriott re-filed its complaint and sought a temporary restraining order and preliminary injunction. In its complaint Marriott asserted certain rights with respect to 29 hotels owned and/or operated by certain affiliates and subsidiaries of Interstate under direct franchise agreements with Marriott, as well as certain rights concerning any transfer of control of those Interstate-related franchisees. The alleged rights asserted by Marriott included, among others, a right of first refusal over 19 of the hotels, rights of consent allegedly prohibiting Interstate from engaging in any transaction that constitutes a transfer of the franchise agreement or a change in control of the franchisees without Marriott's prior written consent, rights of non-competition allegedly prohibiting Interstate from owning, operating, or being connected or associated with a company that owns the trade name of a chain of hotels which competes with Marriott without Marriott's consent, as well as a right of first refusal to acquire all of the equity interests in Interstate. In December 1997, Patriot and Marriott had entered into a non-binding letter agreement regarding these matters.

         On March 30, 1998, Patriot, Wyndham International and Interstate each elected to convene and then adjourn their respective stockholders meetings to April 2, 1998 at 1:00 p.m. (CST) so as to permit additional time to negotiate with Marriott.

         Also on March 30, 1998, Patriot and Wyndham International filed a complaint in the District Court of Dallas County, Texas against Marriott alleging that Marriott had tortiously interfered with the Interstate Merger and was tortiously interfering with potential new business relationships and contractual opportunities.

         On March 31, 1998, Marriott filed an Amended Verified Complaint which, among other things, added allegations and sought injunctive relief for alleged violations of the Lanham Act allegedly to be caused by the transfer by Interstate, without the consent of Marriott, of the right to use certain marks registered by Marriott.

         On April 2, 1998, the United States District Court for the District of Maryland denied Marriott's motion for a temporary restraining order to block the Interstate Merger and for preliminary injunctive relief. Marriott appealed the denial and the emergency judge sitting for the United States Court of Appeals for the Fourth Circuit instructed the parties not to close the Interstate Merger before noon on Friday, April 3, 1998, to permit the appeals court to consider a request by Marriott for a temporary injunction pending expedited appeal of the district court decision denying injunctive relief. Also on April 2, 1998, the stockholders of both Patriot and Interstate voted to approve the proposed Interstate Merger.

         On April 8, 1998, the United States Court of Appeals for the Fourth Circuit issued a preliminary injunction enjoining Interstate from transferring control, directly or indirectly, in the 29 Marriott-franchised hotels which were the subject of the Marriott Litigation and remanded the case to the District Court for reconsideration and expedited resolution. On April 8, 1998, Interstate also announced that it would permit its stockholders who had previously made cash elections to request the return of that portion of their shares which would not be exchanged for cash upon completion of the Interstate Merger.

         The April 2, 1998 order of the District Court had included an order that Marriott join Patriot to the Marriott Litigation as a necessary party. On April 14, 1998, Marriott moved for leave to file a second amended complaint which, among other things, added Patriot and Wyndham International as additional defendants in the Marriott Litigation. On April 15, 1998, the District Court entered an order granting Marriott leave to file the Amended Complaint, thereby joining Patriot and Wyndham International as defendants in the litigation. Patriot and Wyndham International filed their answer to the Amended Complaint on April 24, 1998.

         On April 15, 1998, Patriot and Interstate agreed that, upon written request to the exchange agent, Interstate stockholders will also have the option to revoke their cash elections and request the return of all of their Interstate stock. However, to the extent that the Interstate stockholders request the return of shares that would have been entitled to be exchanged for cash upon consummation of the Interstate Merger, such shares may not subsequently be resubmitted for cash and will instead be exchanged for 1.341 Paired Shares upon consummation of the Interstate Merger. Further, the revocation of the cash elections will not alter the number of shares to be exchanged for cash by those shareholders who choose not to revoke their cash elections. By virtue of such revocations, the total cash consideration in the Interstate Merger will be reduced pro rata such that stockholders who retain their cash elections will not have a greater number of shares exchanged for cash.

         On May 4, 1998, Patriot, Wyndham International and Interstate announced that they have reached an agreement in principle with Marriott to settle the Marriott Litigation. On May 12, 1998, Patriot and Wyndham International announced that the United States District Court for the District of Maryland had agreed to delay the start of trial pending further notice from the parties to allow the parties to complete and sign a definitive settlement agreement and related documentation. In the interim, the parties agreed to keep confidential the terms of the proposed settlement, except that the settlement, if completed, would allow the Interstate Merger to be consummated.

         The agreement in principle is not a definitive settlement agreement and is not binding on any party. There can be no assurance that a definitive settlement agreement will be reached. Neither can any assurances be made regarding whether, or upon what terms, the Interstate Merger will be consummated. Additionally, no assurances can be made regarding the timing of any potential consummation of the Interstate Merger. No assurances can be made regarding the probable outcome of the Marriott Litigation, or the impact of any potential definitive settlement agreement or other resolution of the Marriott Litigation upon the Interstate Merger or the financial condition or results of operations of Patriot or Wyndham International.

         Golden Door Spa - In February 1998, the Companies signed a purchase contract to acquire the Golden Door Spa in Escondido, California for a purchase price of approximately $28 million. The purchase price is to be paid with a combination of cash, OP Units of the Operating Partnerships and a short-term note. The acquisition is expected to be completed in the second quarter of 1998.

         SF Hotel Company, L.P. - In March 1998, the Companies entered into an agreement to acquire all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $170 million. The purchase price is to be paid with a combination of cash and issuance of a total of approximately 4,590,000 OP Units of the Operating Partnerships and/or Paired Shares (the "Summerfield Acquisition"). The final transaction price is subject to adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria for the Summerfield portfolio through 2001. As a result of the Summerfield Acquisition, the Companies will acquire four Summerfield Suites(R) hotels and lease or manage 33 Summerfield Suites(R) and Sierra Suites hotels(R). The Summerfield Acquisition is expected to be completed in the second quarter of 1998.

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

Renovations and Capital Improvements

         During the first quarter of 1998, the Companies invested approximately $25 million to renovate or re-brand a total of 21 properties. Pursuant to the Participating Leases, Patriot is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total revenues in a single year.

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

Proposed Legislation Affecting the Paired Share Structure

         Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 269B(a)(3) would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation whose activities are inconsistent with REIT status, such as Wyndham International. The "grandfathering" rules governing section 296B generally provide, however, that Section 296B(a)(3) does not apply to a paired REIT if the REIT and the paired operating company were paired on June 30, 1983. Patriot's and Wyndham International's respective predecessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger or otherwise.

         Patriot's exemption from the anti-pairing rules could be lost, or its ability to utilize the paired structure could be revoked or limited, as a result of future legislation. In this regard, on February 2, 1998, the Department of Treasury released an explanation of the revenue proposals included in the Clinton Administration's fiscal 1999 budget (the "Clinton Tax Proposals"). The Clinton Tax Proposals, among other things, include a freeze on the grandfathered status of paired share REITs such as Patriot. Under the Clinton Tax Proposals, Patriot and Wyndham International would be treated as one entity with respect to properties acquired on or after the date of the first Congressional committee action with respect to such proposal and with respect to activities or services relating to such properties that are undertaken or performed by one of the paired entities on or after such date. The Clinton Tax Proposals would also prohibit REITs from holding stock of a corporation possessing more than 10% of the vote or value of all classes of stock of the corporation. This proposal would be effective with respect to the stock acquired on or after the date of first Congressional committee action with respect to the proposal; provided that the proposal would not apply to stock acquired before such effective date if, on or after such date, the subsidiary corporation engaged in a new trade or business or acquired substantial new assets.

         On March 26, 1998, William Archer, Chairman of the Ways and Means Committee of the United States House of Representatives and William V. Roth, Jr., Chairman of the Finance Committee of the United States Senate, introduced identical legislation (the "Proposed Legislation") in both the House of Representatives and the Senate to limit this "grandfathering rule." Under the Proposed Legislation, the anti-pairing rules provided in the Code generally would apply for certain of the REIT qualification requirements to real property interests acquired directly or indirectly after March 26, 1998 by Patriot or Wyndham International, or a subsidiary or partnership in which a 10% or greater interest is owned by Patriot or Wyndham International (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or
(ii) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the Proposed Legislation also provides that a property held by Patriot or Wyndham International that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham International. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter. On April 23, 1998, the Senate Finance Committee reported favorably on the Internal Revenue Service Restructuring and Reform Act of 1998, incorporating language substantially identical to the Proposed Legislation. In addition, immediately prior to the introduction of the Proposed Legislation, Representative Mae Collins introduced legislation that would simply terminate the existing grandfathering rule.

         The above discussion is based solely on the Clinton Tax Proposals and the Proposed Legislation. However, Patriot believes that its ability to close pending acquisitions pursuant to binding agreements entered into prior to

March 26, 1998 will be unaffected by the Proposed Legislation. Patriot is evaluating the impact of the Proposed Legislation (if enacted in its current form) on Patriot's proposed method of operations and future acquisitions, as well as Patriot's response to such legislation if enacted, and investors should be aware that the Proposed Legislation could have an adverse impact on Patriot. If the Proposed Legislation were modified prior to enactment, it is possible that action taken by Patriot since March 26, 1998 in reliance on the Proposed Legislation as currently drafted, could adversely affect Patriot's ability to qualify as a REIT.

Inflation

         Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit Wyndham International's and the Lessees' ability to raise room rates in the face of inflation.

Seasonality

         The hotel industry is seasonal in nature. Revenues for certain of Patriot's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Companies' revenues.

FUNDS FROM OPERATIONS

         Combined Funds from Operations of the Companies (as defined and computed below) was $75.5 million for the three months ended March 31, 1998 and $22.9 million for the three months ended March 31, 1997.

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

         The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended March 31, 1998 and 1997:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                               1998               1997
                                                                         ---------------     ----------------
                                                                                   (in thousands)
         Net income....................................................  $      18,412       $      11,348
         Add:
              Extraordinary loss from extinguishment of debt...........         18,716                  --
              Minority interest in the Operating Partnerships..........          3,055               2,232
              Depreciation of buildings and improvements and
                  furniture, fixtures and equipment....................         27,188               8,467
              Amortization of goodwill.................................          3,665                  --
              Amortization of management contracts and trade names.....          3,245                  --
              Amortization of franchise fees and other assets..........            204                  22
              Amortization of capitalized lease costs..................             --                  36
         Adjustment for Funds from Operations of
              unconsolidated subsidiaries:
              Equity in earnings of unconsolidated subsidiaries........         (3,194)             (1,021)
              Funds from Operations of unconsolidated subsidiaries.....          4,225               1,839
                                                                         -------------       -------------
         Funds from Operations.........................................  $      75,516       $      22,923
                                                                         =============       =============

         Weighted average shares and OP Units outstanding:
              Basic....................................................        112,293              51,680
                                                                         =============       =============
              Diluted..................................................        119,834              53,043
                                                                         =============       =============

                          PART II: OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

         The Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated April 2, 1998 (Nos. 001-09319 and 001-09320 filed April 8, 1998) reports under Item 5 information regarding the Marriott Litigation. On May 4, 1998, Patriot, Wyndham International and Interstate announced that they have reached an agreement in principle with Marriott to settle the Marriott Litigation. On May 12, 1998, Patriot and Wyndham International announced that the United States District Court for the District of Maryland had agreed to delay the start of trial pending further notice from the parties to allow the parties to complete and sign a definitive settlement agreement and related documentation. In the interim, the parties agreed to keep confidential the terms of the proposed settlement, except that the settlement, if completed, would allow the Interstate Merger to be consummated.

ITEM 2.     CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         Since December 31, 1997, the Companies have issued equity securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below.

         In January 1998, in connection with the acquisition of an aggregate 95% investment interest in the Buena Vista Palace Hotel in Orlando, Florida, Patriot American Hospitality Partnership, L.P., a subsidiary of Patriot, and Patriot American Operating Company Partnership, L.P., a subsidiary of Wyndham International, each issued 51,290 units of limited partnership interest valued at approximately $1.4 million to one of the sellers of such investment interest.

         In February 1998, the Companies issued 4,900,000 Paired Shares to a financial institution for net purchase consideration of approximately $121.8 million in cash. The sale of the Paired Shares is subject to a price adjustment agreement which matures in February 1999.

         In March 1998, in connection with Patriot's acquisition of a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador Resort & Country Club and a 38% interest in Williams Hospitality Group, Inc., the Companies issued 1,818,182 Paired Shares valued at approximately $49.2 million.

         In April 1998, the Companies issued 5,150,000 Paired Shares to a financial institution for aggregate consideration of approximately $141.9 million in cash. The sale of the Paired Shares is subject to a price adjustment agreement which matures in April 1999.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Patriot and Wyndham International each convened special meetings of their stockholders on March 30, 1998, which meetings were subsequently adjourned to April 2, 1998 (the "Special Stockholders Meetings"), to consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated December 2, 1997, by and among Interstate Hotels Company, Patriot and Wyndham International (the "Interstate Merger Agreement"). On April 2, 1998, the votes of stockholders were submitted at the Patriot and Wyndham International Special Stockholders Meetings. For each of Patriot and Wyndham International, 63,483,644 shares were voted in favor of the Interstate Merger Agreement; 112,606 shares were voted against the Interstate Merger Agreement; and abstentions were recorded with respect to 269,293 shares.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Item No.          Description
                  --------          -----------
                  10.1              Executive Employment Agreement, dated as of
                                    March 9, 1998, between Patriot, Wyndham
                                    International and Lawrence S. Jones (filed herewith).

                  10.2 Indemnification Agreement, dated as of March 9, 1998, between Patriot and Lawrence S. Jones (filed herewith).

                  10.3 Indemnification Agreement, dated as of March 9, 1998, between Wyndham International and Lawrence S. Jones (filed herewith).

                  27.1              Financial Data Schedule


            (b)   Reports on Form 8-K:

                  (i) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated January 5, 1998 (Nos. 001-09319 and 001-09320 filed
                         January 13, 1998) reporting under Item 2 the consummation of the Wyndham Merger and other acquisitions under Item 5.

                  (ii) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated February 9, 1998 (Nos. 001-09319 and 001-09320 filed
                         February 12, 1998) reporting under Item 5 the Companies' fourth quarter and year end operating results and including financial information for CHC International, Inc. Hospitality Division.

                  (iii) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated March 23, 1998 (Nos. 001-09319 and 001-09320 filed
                         March 30, 1998) reporting under Item 5 the determination of the exchange ratio for the merger of Interstate Hotels Company with and into Patriot.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED:  May 14, 1998





                           PATRIOT AMERICAN HOSPITALITY, INC.



                           /s/  Anne L. Raymond
                           --------------------
                           Anne L. Raymond
                           Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)



                           /s/  Lawrence S. Jones
                           ----------------------
                           Lawrence S. Jones
                           Executive Vice President and Treasurer
                           (Authorized Officer and Principal Accounting Officer)



                           WYNDHAM INTERNATIONAL, INC.



                           /s/ Lawrence S. Jones
                           ---------------------
                           Lawrence S. Jones
                           Executive Vice President and Treasurer
                           (Authorized Officer and Principal Accounting and Financial Officer)