Form 10-Q
period 1998-06-30
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1998-08-14
CIK 16343, 715273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

  /X/    JOINT QUARTERLY REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

        COMMISSION FILE NUMBER 1-9319                  COMMISSION FILE NUMBER 1-9320

     PATRIOT AMERICAN HOSPITALITY, INC.                 WYNDHAM INTERNATIONAL, INC.
--------------------------------------------   --------------------------------------------
(Exact name of registrant as specified in its  (Exact name of registrant as specified in its
                  charter)                                       charter)

       DELAWARE                94-0358820                DELAWARE                94-2878485
----------------------   ----------------------   ----------------------   ----------------------
    (State or other         (I.R.S. Employer          (State or other         (I.R.S. Employer
    jurisdiction of        Identification No.)        jurisdiction of        Identification No.)
   incorporation or                                  incorporation or
     organization)                                     organization)

1950 STEMMONS FREEWAY,                            1950 STEMMONS FREEWAY,
      SUITE 6001                                        SUITE 6001
     DALLAS, TEXAS                75207                DALLAS, TEXAS                75207
----------------------   ----------------------   ----------------------   ----------------------
 (Address of principal         (Zip Code)          (Address of principal         (Zip Code)
  executive offices)                                executive offices)

               (214) 863-1000                                (214) 863-1000
-------------------------------------------   -------------------------------------------
 (Registrant's telephone number, including     (Registrant's telephone number, including
                 area code)                                    area code)

                    N/A                                           N/A
-------------------------------------------   -------------------------------------------
  (Former name, former address and former       (Former name, former address and former
                fiscal year,                                  fiscal year,
       if changed since last report)                 if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on August 10, 1998, was as follows:

                 REGISTRANT                                  NUMBER OF SHARES
---------------------------------------------  ---------------------------------------------

     Patriot American Hospitality, Inc.                         145,653,306
         Wyndham International, Inc.                            145,653,306

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1. FINANCIAL STATEMENTS:

COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL, INC.:
  Condensed Combined Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997..................           3
  Condensed Combined Statements of Operations for the three months ended June 30, 1998 and 1997 and the six
    months ended June 30, 1998 and 1997 (unaudited)........................................................           4
  Condensed Combined Statements of Cash Flows for the six months ended June 30, 1998 and 1997
    (unaudited)............................................................................................           5
PATRIOT AMERICAN HOSPITALITY, INC.:
  Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997..............           6
  Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 and the
    six months ended June 30, 1998 and 1997 (unaudited)....................................................           7
  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997
    (unaudited)............................................................................................           8
WYNDHAM INTERNATIONAL, INC.:
  Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) and December 31, 1997...............           9
  Condensed Consolidated Statement of Operations for the three months ended June 30, 1998 and the six
    months ended June 30, 1998 (unaudited).................................................................          10
  Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1998 (unaudited)........          11
Notes to Condensed Financial Statements as of June 30, 1998 (unaudited)....................................          12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............

                                               PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................          53

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................          54

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................          54

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

  Exhibits.................................................................................................          55

  Reports on Form 8-K......................................................................................          56

SIGNATURES.................................................................................................          57

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       CONDENSED COMBINED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                        ASSETS
Investment in real estate and related improvements and land held for development, net
  of accumulated depreciation of $146,143 in 1998 and $68,805 in 1997.................   $5,649,655   $2,044,649
Cash and cash equivalents.............................................................     138,248        42,431
Restricted cash.......................................................................      25,233         5,005
Accounts and lease revenue receivable.................................................     223,432        57,046
Investment in unconsolidated subsidiaries.............................................     108,738        11,802
Mortgage notes and other receivables from unconsolidated subsidiaries.................      72,175        76,419
Other mortgage notes and other receivables............................................      43,855        12,983
Management contracts, net of accumulated amortization of $5,756 in 1998 and $1,574 in
  1997................................................................................     196,174        20,879
Leaseholds, net of accumulated amortization of $1,505 in 1998.........................     149,161        --
Trade names and franchise costs, net of accumulated amortization of $2,960 in 1998 and
  $122 in 1997........................................................................     138,432        11,166
Goodwill, net of accumulated amortization of $9,717 in 1998 and $1,851 in 1997........     530,755       126,007
Deferred expenses, net of accumulated amortization of $12,406 in 1998 and $2,097 in
  1997................................................................................      99,861        21,417
Deferred acquisition costs............................................................      11,092        52,500
Inventories...........................................................................      25,829        10,450
Other assets..........................................................................     105,419        15,099
                                                                                        -----------  ------------
  Total assets........................................................................   $7,518,059   $2,507,853
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility, term loans, mortgage notes and capital
  leases..............................................................................   $3,692,387   $1,112,709
Accounts payable and accrued expenses.................................................     332,305        78,468
Dividends and distributions payable...................................................         155        27,636
Deposits..............................................................................      21,539        12,423
Due to unconsolidated subsidiaries....................................................       7,609         7,304
Deferred income taxes.................................................................     108,221         9,550

Minority interest in the Operating Partnerships.......................................     280,210       220,177
Minority interest in consolidated subsidiaries........................................     247,749        49,694

Commitment and contingencies..........................................................

Shareholders' Equity:
  Preferred stock, $0.01 par value, authorized: 100,000,000 shares each; shares issued
    and outstanding: 8,423,230 shares in 1998.........................................          84        --
  Excess stock (paired shares), $0.01 par value, authorized: 750,000,000 shares each;
    no shares issued and outstanding..................................................      --            --
  Common stock (paired shares), $0.01 par value, authorized: 650,000,000 shares each;
    issued and outstanding: 144,957,723 shares in 1998 and 73,276,716 shares in
    1997..............................................................................       2,899         1,466
  Additional paid in capital..........................................................   2,971,856     1,070,973
  Receivable from shareholders and affiliates.........................................     (15,855)       --
  Unearned stock compensation, net of accumulated amortization of $8,778 in 1998 and
    $5,825 in 1997....................................................................     (15,551)      (13,116)
  Unrealized loss on securities available for sale....................................        (621)       --
  Unrealized foreign exchange gain....................................................          10        --
  Distributions in excess of retained earnings........................................    (114,938)      (69,431)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................   2,827,884       989,892
                                                                                        -----------  ------------
    Total liabilities and shareholders' equity........................................   $7,518,059   $2,507,853
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                         THREE MONTHS
                                                                             ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                     ---------------------  ---------------------
                                                                        1998       1997        1998       1997
                                                                     ----------  ---------  ----------  ---------
Revenue:
  Hotel revenue....................................................  $  422,010  $  36,973  $  712,653  $  71,986
  Lease revenue....................................................      13,505     --          34,070     --
  Racecourse facility revenue......................................       1,942     --          24,991     --
  Management fee and service fee income............................      22,982     --          36,821     --
  Interest and other income........................................       5,024        757       6,734      1,132
                                                                     ----------  ---------  ----------  ---------
    Total revenue..................................................     465,463     37,730     815,269     73,118
                                                                     ----------  ---------  ----------  ---------
Expenses:
  Hotel expenses...................................................     299,021      4,103     499,874      7,649
  Racecourse facility operations...................................       2,673     --          20,857     --
  General and administrative.......................................      20,502      2,299      37,808      5,081
  Interest expense.................................................      53,494      9,523      89,451     17,328
  Cost of acquiring leaseholds.....................................      57,062     --          57,062     --
  Depreciation and amortization....................................      51,326      9,510      86,929     18,006
                                                                     ----------  ---------  ----------  ---------
    Total expenses.................................................     484,078     25,435     791,981     48,064
                                                                     ----------  ---------  ----------  ---------

Operating income (loss)............................................     (18,615)    12,295      23,288     25,054
  Equity in earnings of unconsolidated subsidiaries................       2,293      2,072       5,487      3,093
                                                                     ----------  ---------  ----------  ---------
Income (loss) before income tax provision, minority interests and
  extraordinary item...............................................     (16,322)    14,367      28,775     28,147
  Income tax provision.............................................        (932)    --          (4,490)    --
                                                                     ----------  ---------  ----------  ---------
Income (loss) before minority interests and extraordinary item.....     (17,254)    14,367      24,285     28,147
  Minority interest in the Operating Partnerships..................       4,501     (2,302)      1,447     (4,534)
  Minority interest in consolidated subsidiaries...................      (1,658)      (247)     (3,014)      (447)
                                                                     ----------  ---------  ----------  ---------
Income (loss) before extraordinary item............................     (14,411)    11,818      22,718     23,166
  Extraordinary loss from early extinguishment of debt, net of
    minority interest..............................................     (11,843)    --         (30,560)    --
                                                                     ----------  ---------  ----------  ---------
Net income (loss)..................................................  $  (26,254) $  11,818  $   (7,842) $  23,166
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Basic earnings per common Paired Share:
  Income (loss) before extraordinary item..........................  $    (0.13) $    0.27  $     0.19  $    0.54
  Extraordinary loss...............................................  $    (0.10) $  --      $    (0.27) $  --
                                                                     ----------  ---------  ----------  ---------
    Net income (loss) per common Paired Share......................  $    (0.23) $    0.27  $    (0.08) $    0.54
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Diluted earnings per common Paired Share:
  Income (loss) before extraordinary item..........................  $    (0.13) $    0.26  $     0.19  $    0.52
  Extraordinary loss...............................................  $    (0.10) $  --      $    (0.26) $  --
                                                                     ----------  ---------  ----------  ---------
    Net income (loss) per common Paired Share......................  $    (0.23) $    0.26  $    (0.07) $    0.52
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                            ---------------------
                                                                                               1998       1997
                                                                                            ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................................  $   (7,842) $  23,166
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation..........................................................................      67,999     17,949
    Amortization of unearned stock compensation...........................................       3,144      1,927
    Amortization of deferred loan costs...................................................       8,877        770
    Amortization of management contracts and trade names..................................       8,228     --
    Amortization of goodwill and other assets.............................................      10,702        129
    Cost of acquiring leaseholds..........................................................      55,638     --
    Net payments collected from unconsolidated subsidiaries...............................       7,754      1,674
    Issuance of stock for bonuses and directors' fee......................................         880     --
    Equity in earnings of unconsolidated subsidiaries.....................................      (5,487)    (3,093)
    Minority interest in income of Operating Partnerships.................................      (1,447)     4,534
    Minority interest in income of consolidated subsidiaries..............................       3,014        447
    Deferred income taxes.................................................................      (1,591)    --
    Extraordinary loss from early extinguishment of debt..................................      30,560     --
    Changes in assets and liabilities:
      Accounts and lease revenue receivable and other assets..............................     (41,641)    (7,269)
      Inventories.........................................................................      (1,171)    --
      Accounts payable and other accrued expenses.........................................      22,845     (1,484)
                                                                                            ----------  ---------
        Net cash provided by operating activities.........................................     160,462     38,750
                                                                                            ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets......................  (1,338,475)  (242,625)
  Improvements and additions to hotel properties..........................................    (109,374)   (33,636)
  Cash received in acquisition of hotel leases............................................      98,312     --
  Acquisition of management contracts.....................................................     (10,365)    --
  Collections on other notes receivable...................................................       4,118     --
  Increase in restricted cash accounts....................................................      (4,102)    (2,015)
  Deferred acquisition costs..............................................................     (28,197)    (7,744)
  Investment in unconsolidated subsidiaries...............................................      (1,369)    (1,574)
  Investment in mortgage and other notes receivable.......................................      (3,549)   (30,035)
  Other...................................................................................        (495)    --
                                                                                            ----------  ---------
        Net cash used in investing activities.............................................  (1,393,496)  (317,629)
                                                                                            ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facility, term loans, mortgage notes and capital lease
    obligations...........................................................................   2,447,542    354,854
  Repay borrowings under line of credit facility and other debt...........................  (1,297,209)   (13,388)
  Payment of deferred loan costs..........................................................     (29,704)    (7,358)
  Proceeds from issuance of common stock..................................................     277,020         56
  Payment of offering costs...............................................................      (3,586)    --
  Contributions received from minority interest in consolidated subsidiaries..............       3,768      3,608
  Collections on notes receivable from shareholders and affiliates........................       2,999     --
  Payments to redeem OP Units.............................................................      --        (14,441)
  Dividends and distributions paid........................................................     (71,937)   (44,017)
  Other...................................................................................         (42)       (79)
                                                                                            ----------  ---------
        Net cash provided by financing activities.........................................   1,328,851    279,235
                                                                                            ----------  ---------
Net increase in cash and cash equivalents.................................................      95,817        356
Cash and cash equivalents at beginning of period..........................................      42,431      4,146
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $  138,248  $   4,502
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                     ASSETS
Investment in real estate and related improvements and land held for development, net
  of accumulated depreciation of $125,952 in 1998 and $67,501 in 1997.................   $5,045,844   $2,016,267
Cash and cash equivalents.............................................................      42,970        15,355
Restricted cash.......................................................................      22,580         5,005
Accounts and lease revenue receivable.................................................      15,982        14,458
Investment in unconsolidated subsidiaries.............................................     916,989        11,802
Mortgage notes and other receivables from unconsolidated subsidiaries.................      72,175        76,419
Subscription Notes receivable from Wyndham............................................     133,669        --
Notes and other amounts receivable from Wyndham.......................................     141,209        42,946
Other notes receivable................................................................      18,750        --
Investment in leaseholds, net of accumulated amortization of $1,428...................     130,659        --
Trade names, net of accumulated amortization of $261..................................       9,302        --
Goodwill, net of accumulated amortization of $2,549 in 1998 and $1,257 in 1997........      95,357        87,999
Deferred expenses, net of accumulated amortization of $11,272 in 1998 and $2,097 in
  1997................................................................................      55,030        21,417
Deferred acquisition costs............................................................       7,442        21,374
Inventories...........................................................................       1,242         1,306
Other assets..........................................................................      66,279         6,757
                                                                                        -----------  ------------
    Total assets......................................................................   $6,775,479   $2,321,105
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit facility, term loans, mortgage notes and capital
  leases..............................................................................   $3,454,686   $1,112,709
Subscription Notes payable to Wyndham.................................................      73,408        12,875
Notes and other amounts payable to Wyndham............................................      51,133        --
Accounts payable and accrued expenses.................................................      96,115        28,151
Dividends and distributions payable...................................................          13        27,185
Deferred lease revenue................................................................       5,681        --
Due to unconsolidated subsidiaries....................................................       7,609         7,304
Minority interest in Patriot Partnership..............................................     233,677       174,640
Minority interest in consolidated subsidiaries........................................     232,644        49,214
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 100,000,000 shares; shares issued and
    outstanding: 4,860,876 in 1998....................................................          48        --
  Excess stock, $0.01 par value; authorized: 750,000,000 shares; no shares issued and
    outstanding.......................................................................      --            --
  Common stock, $0.01 par value; authorized: 650,000,000 shares; shares issued and
    outstanding: 144,957,723 shares in 1998 and 73,276,716 shares in 1997.............       1,450           733
  Additional paid in capital..........................................................   2,724,724       990,821
  Receivable from shareholders........................................................     (14,813)       --
  Unearned stock compensation, net of accumulated amortization of $8,485 in 1998 and
    $5,825 in 1997....................................................................     (11,398)      (13,116)
  Unrealized foreign exchange gain....................................................          20        --
  Distributions in excess of retained earnings........................................     (79,518)      (69,411)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................   2,620,513       909,027
                                                                                        -----------  ------------
    Total liabilities and shareholders' equity........................................   $6,775,479   $2,321,105
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                     ---------------------  ---------------------
                                                                        1998       1997        1998       1997
                                                                     ----------  ---------  ----------  ---------
Revenue:
  Lease revenue....................................................  $  135,002  $  36,973  $  244,651  $  71,986
  Interest and other income........................................       5,255        757       8,771      1,132
                                                                     ----------  ---------  ----------  ---------
    Total revenue..................................................     140,257     37,730     253,422     73,118
                                                                     ----------  ---------  ----------  ---------
Expenses:
  Real estate and personal property taxes and casualty insurance...      13,301      3,765      25,224      6,966
  Ground lease expense.............................................      13,609        338      20,167        683
  General and administrative.......................................       4,719      2,299      10,002      5,081
  Interest expense.................................................      50,777      9,523      85,027     17,328
  Cost of acquiring leaseholds.....................................       4,339         --       4,339         --
  Depreciation and amortization....................................      41,196      9,510      61,693     18,006
                                                                     ----------  ---------  ----------  ---------
    Total expenses.................................................     127,941     25,435     206,452     48,064
                                                                     ----------  ---------  ----------  ---------
Operating income...................................................      12,316     12,295      46,970     25,054
  Equity in earnings of unconsolidated subsidiaries................      15,656      2,072      19,248      3,093
                                                                     ----------  ---------  ----------  ---------
Income before income tax provision, minority interests and
  extraordinary item...............................................      27,972     14,367      66,218     28,147
  Income tax provision.............................................         (35)        --        (406)        --
                                                                     ----------  ---------  ----------  ---------
Income before minority interests and extraordinary item............      27,937     14,367      65,812     28,147
  Minority interest in Patriot Partnership.........................      (2,140)    (2,302)     (5,268)    (4,534)
  Minority interest in consolidated subsidiaries...................      (1,895)      (247)     (2,428)      (447)
                                                                     ----------  ---------  ----------  ---------
Income before extraordinary item...................................      23,902     11,818      58,116     23,166
  Extraordinary loss from early extinguishment of debt, net of
    minority interest..............................................     (11,843)        --     (30,560)        --
                                                                     ----------  ---------  ----------  ---------
Net income.........................................................  $   12,059  $  11,818  $   27,556  $  23,166
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Basic earnings per common share:
  Income before extraordinary item.................................  $     0.18  $    0.27  $     0.51  $    0.54
  Extraordinary loss...............................................       (0.10)        --       (0.28)        --
                                                                     ----------  ---------  ----------  ---------
  Net income per common share......................................  $     0.08  $    0.27  $     0.23  $    0.54
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Diluted earnings per common share:
  Income before extraordinary item.................................  $     0.18  $    0.26  $     0.49  $    0.52
  Extraordinary loss...............................................       (0.09)        --       (0.26)        --
                                                                     ----------  ---------  ----------  ---------
  Net income per common share......................................  $     0.09  $    0.26  $     0.23  $    0.52
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            ---------------------
                                                                                               1998       1997
                                                                                            ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   27,556  $  23,166
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................................      58,472     17,949
    Amortization of unearned stock compensation...........................................       2,660      1,927
    Amortization of deferred loan costs...................................................       8,877        770
    Amortization of trade names...........................................................         261     --
    Amortization of goodwill and other assets.............................................       2,960        129
    Cost of acquiring leaseholds..........................................................       3,000     --
    Net payments collected from unconsolidated subsidiaries...............................       7,754      1,674
    Issuance of stock for bonuses and directors' fee......................................         675     --
    Equity in earnings of unconsolidated subsidiaries.....................................     (19,248)    (3,093)
    Minority interest in income of Patriot Partnership....................................       5,268      4,534
    Minority interest in income of consolidated subsidiaries..............................       2,428        447
    Extraordinary loss from early extinguishment of debt..................................      30,560     --
  Changes in assets and liabilities:
    Accounts and lease revenue receivable and other assets................................     (49,856)    (7,269)
    Due from Wyndham......................................................................       1,688     --
    Inventory.............................................................................          64     --
    Accounts payable and other accrued expenses...........................................      42,061     (1,484)
                                                                                            ----------  ---------
      Net cash provided by operating activities...........................................     125,180     38,750
                                                                                            ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets......................  (1,925,156)  (242,625)
  Improvements and additions to hotel properties..........................................     (96,109)   (33,636)
  Cash received upon acquisition of hotel assets..........................................       9,932     --
  Collections on other notes receivable...................................................       4,000     --
  Increase in restricted cash accounts....................................................      (3,879)    (2,015)
  Deferred acquisition costs..............................................................      (3,714)    (7,744)
  Investment in unconsolidated subsidiaries...............................................      --         (1,574)
  Investment in mortgage and other notes receivable.......................................      (1,305)   (30,035)
  Other...................................................................................          63     --
                                                                                            ----------  ---------
      Net cash used in investing activities...............................................  (2,016,168)  (317,629)
                                                                                            ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facility, term loans, mortgage notes and capital lease
    obligations...........................................................................   2,447,542    354,854
  Repay borrowings under line of credit facility and other debt...........................    (683,662)   (13,388)
  Payment of deferred loan costs..........................................................     (29,704)    (7,358)
  Principal payments on subscription notes payable to Wyndham.............................     (12,875)    --
  Proceeds from issuance of common stock..................................................     264,663         56
  Payment of offering costs...............................................................      (3,450)    --
  Contributions received from minority interest in consolidated subsidiaries..............       3,768      3,608
  Collections on notes receivable from shareholders.......................................       2,999     --
  Payments to redeem OP Units.............................................................      --        (14,441)
  Dividends and distributions paid........................................................     (70,636)   (44,017)
  Other...................................................................................         (42)       (79)
                                                                                            ----------  ---------
      Net cash provided by financing activities...........................................   1,918,603    279,235
                                                                                            ----------  ---------
Net increase in cash and cash equivalents.................................................      27,615        356
Cash and cash equivalents at beginning of period..........................................      15,355      4,146
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $   42,970  $   4,502
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  -------------
                                                                                        (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  95,278     $  27,076
  Restricted cash.....................................................................       2,653        --
  Accounts receivable.................................................................     207,450        46,340
  Notes and other receivables from Patriot............................................      26,953        12,875
  Inventories.........................................................................      24,587         9,144
  Prepaid expenses and other current assets...........................................      27,004         5,227
                                                                                        -----------  -------------
    Total current assets..............................................................     383,925       100,662
Investment in real estate and related improvements, net of accumulated depreciation of
  $20,191 in 1998 and $1,304 in 1997..................................................     604,239        28,382
Investments in unconsolidated subsidiaries............................................      69,408        --
Subscription Notes receivable from Patriot............................................      73,408        --
Notes and other receivables from Patriot..............................................      24,180        --
Mortgage notes and other receivables..................................................      25,105        12,983
Management contract costs, net of accumulated amortization of $5,756 in 1998 and
  $1,574 in 1997......................................................................     196,174        20,879
Leasehold costs, net of accumulated amortization of $77...............................      18,502        --
Trade names and franchise costs, net of accumulated amortization of $2,802 in 1998 and
  $122 in 1997........................................................................     129,130        11,166
Deferred acquisition costs............................................................       3,650        31,126
Goodwill, net of accumulated amortization of $7,168 in 1998 and $594 in 1997..........     435,398        38,008
Deferred expenses, net of accumulated amortization of $1,134..........................      44,831        --
Other assets..........................................................................      12,136         8,882
                                                                                        -----------  -------------
    Total assets......................................................................   $2,020,086    $ 252,088
                                                                                        -----------  -------------
                                                                                        -----------  -------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............................................   $ 236,189     $  50,317
  Dividends and distributions payable.................................................         142           451
  Participating lease payments payable to Patriot.....................................      47,910         9,519
  Deposits............................................................................      21,540        12,423
  Notes and other amounts payable to Patriot..........................................      70,570        42,946
  Current portion of mortgage notes and capital lease obligations.....................      25,050        --
                                                                                        -----------  -------------
    Total current liabilities.........................................................     401,401       115,656
Subscription Notes payable to Patriot.................................................     133,669        --
Notes and other amounts payable to Patriot............................................      22,729        --
Mortgage notes payable and capital lease obligations..................................     212,651        --
Deferred income taxes.................................................................     108,221         9,550
Minority interest in Wyndham Partnership..............................................      46,533        45,537
Minority interest in consolidated subsidiaries........................................     892,764           480
Commitments and contingencies.........................................................
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 100,000,000 shares; shares issued and
    outstanding: 3,562,354 in 1998....................................................          36        --
  Excess stock, $0.01 par value; authorized: 750,000,000 shares; no shares issued and
    outstanding.......................................................................      --            --
  Common stock, $0.01 par value; authorized: 650,000,000 shares; issued and
    outstanding: 144,957,723 shares in 1998 and 73,276,716 shares in 1997.............       1,449           733
  Additional paid in capital..........................................................     247,132        80,152
  Receivable from shareholders and affiliates.........................................      (1,042)       --
  Unearned executive compensation, net of accumulated amortization of $484............      (4,153)       --
  Unrealized loss on securities available for sale....................................        (621)       --
  Unrealized foreign exchange loss....................................................         (10)       --
Retained earnings/(deficit)...........................................................     (40,673)          (20)
                                                                                        -----------  -------------
    Total shareholders' equity........................................................     202,118        80,865
                                                                                        -----------  -------------
    Total liabilities and shareholders' equity........................................   $2,020,086    $ 252,088
                                                                                        -----------  -------------
                                                                                        -----------  -------------

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS   SIX MONTHS
                                                                                            ENDED         ENDED
                                                                                          JUNE 30,      JUNE 30,
                                                                                            1998          1998
                                                                                        -------------  -----------
Revenue:
  Hotel revenue.......................................................................   $   422,010    $ 712,653
  Racecourse facility revenue.........................................................         1,942       24,991
  Management fee and service fee income...............................................        23,144       37,249
  Interest and other income...........................................................         5,151        7,337
                                                                                        -------------  -----------
    Total revenue.....................................................................       452,247      782,230
                                                                                        -------------  -----------
Expenses:
  Hotel expenses......................................................................       272,111      454,483
  Racecourse facility operations......................................................         2,673       20,857
  General and administrative..........................................................        15,783       27,806
  Interest expense....................................................................         8,099       13,798
  Cost of acquiring leaseholds........................................................        52,723       52,723
  Depreciation and amortization.......................................................        10,130       25,236
  Lease payments......................................................................       127,178      216,262
                                                                                        -------------  -----------
    Total expenses....................................................................       488,697      811,165
                                                                                        -------------  -----------
Operating loss........................................................................       (36,450)     (28,935)
  Equity in earnings of unconsolidated subsidiaries...................................           294        2,014
                                                                                        -------------  -----------
Loss before income tax provision and minority interests...............................       (36,156)     (26,921)
  Income tax provision................................................................          (897)      (4,084)
                                                                                        -------------  -----------
Loss before minority interests........................................................       (37,053)     (31,005)
  Minority interest in Wyndham Partnership............................................         6,641        6,715
  Minority interest in consolidated subsidiaries......................................       (13,420)     (16,361)
                                                                                        -------------  -----------
Net loss..............................................................................   $   (43,832)   $ (40,651)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Basic loss per common share...........................................................   $     (0.36)   $   (0.37)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Diluted loss per common share.........................................................   $     (0.36)   $   (0.37)
                                                                                        -------------  -----------
                                                                                        -------------  -----------

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                         1998
                                                                                                    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................................     $ (40,651)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation..................................................................................         9,527
    Amortization of unearned stock compensation...................................................           484
    Amortization of management contracts and trade names..........................................         7,967
    Amortization of goodwill......................................................................         7,742
    Issuance of stock for directors' fees and bonus...............................................           205
    Cost of acquiring leaseholds..................................................................        52,638
    Deferred income taxes.........................................................................        (1,591)
    Equity in earnings of unconsolidated subsidiaries.............................................        (2,014)
    Minority interest in income of Wyndham Partnership............................................        (6,715)
    Minority interest in income of consolidated subsidiaries......................................        16,361
  Changes in assets and liabilities:
    Accounts receivable and prepaid expenses and other assets.....................................       (23,806)
    Other receivables from Patriot................................................................        (1,688)
    Inventories...................................................................................        (1,235)
    Accounts payable and other accrued expenses...................................................       (13,536)
    Participating lease payments payable to Patriot...............................................        32,022
                                                                                                    ---------------
        Net cash provided by operating activities.................................................        35,710
                                                                                                    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets..............................       (19,795)
  Improvements and additions to hotel properties..................................................       (13,693)
  Increase in restricted cash account.............................................................          (223)
  Acquisition of management contracts.............................................................       (10,365)
  Deferred acquisition costs......................................................................       (24,483)
  Cash received upon acquisition of hotel leases..................................................        88,380
  Investment in other notes receivable............................................................        (2,244)
  Collections on other notes receivable...........................................................           118
  Investment in unconsolidated subsidiaries.......................................................        (1,369)
  Other...........................................................................................          (558)
                                                                                                    ---------------
        Net cash provided by investing activities.................................................        15,768
                                                                                                    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of assumed debt.......................................................................      (612,742)
  Payment of capital lease obligations............................................................          (805)
  Proceeds from issuance of common stock..........................................................        12,357
  Payment of offering costs.......................................................................          (136)
  Collections on Subscription Notes...............................................................        12,875
  Contributions received from minority interest in consolidated subsidiaries......................       606,476
  Distributions paid..............................................................................        (1,301)
                                                                                                    ---------------
        Net cash provided by financing activities.................................................        16,724
                                                                                                    ---------------
Net increase in cash and cash equivalents.........................................................        68,202
Cash and cash equivalents at beginning of period..................................................        27,076
                                                                                                    ---------------
Cash and cash equivalents at end of period........................................................     $  95,278
                                                                                                    ---------------
                                                                                                    ---------------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

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

    On July 1, 1997, Old Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity (the "Cal Jockey Merger"). Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey Merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company." In January 1998, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below, Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Wyndham." The term "Companies" as used herein includes Patriot, Wyndham and their respective subsidiaries. Patriot and Wyndham are both Delaware corporations.

    The Cal Jockey Merger was accounted for as a reverse acquisition whereby Cal Jockey was considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot became the historical financial information for Patriot. For accounting purposes, Wyndham commenced its operations concurrent with the closing of the Cal Jockey Merger on July 1, 1997.

    The shares of common stock of Patriot are paired and trade together with the shares of common stock of Wyndham as a single unit pursuant to a stock pairing arrangement. These units, consisting of one share of common stock of Patriot paired with one share of common stock of Wyndham, are referred to herein as "Paired Shares." The term "Patriot Companies" as used herein includes Patriot, Wyndham and their respective subsidiaries.

    A substantial portion of the assets of Patriot are held by Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). Patriot contributed such assets to the Patriot Partnership in exchange for units of limited partnership interest ("OP Units") of the Patriot Partnership. In addition, a substantial portion of the assets of Wyndham are held by Wyndham International Operating Partnership, L.P. (the "Wyndham Partnership," formerly known as Patriot American Hospitality Operating Partnership, L.P.). Wyndham contributed such assets to the Wyndham Partnership in exchange for OP Units of the Wyndham Partnership. Collectively, the Wyndham Partnership and the Patriot Partnership are referred to herein as the "Operating Partnerships."

    Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot Partnership. In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 88.7% limited partnership interest in the Patriot Partnership as of June 30, 1998. Wyndham owns a 1.0% general partnership interest and an approximate 87.6% limited partnership interest in the Wyndham Partnership.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED)
    At June 30, 1998, Patriot and Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 183 hotels with an aggregate of over 44,300 guest rooms and leased 122 hotels from third parties with over 15,700 rooms. In addition, Wyndham manages 174 hotels with over 42,700 guest rooms and franchises 9 hotels with over 2,300 rooms. Patriot leases 214 of its hotels to Wyndham and 14 of Patriot's hotels are leased to third party lessees (the "Lessees") who are responsible for operating the hotels. Generally, these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

    Seventy-seven of the Companies' hotels are owned by special purpose entities (the "Non-Controlled Subsidiaries"). Patriot owns approximately a 99% non-voting interest and Wyndham owns approximately a 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting.

PRINCIPLES OF CONSOLIDATION

    The unaudited separate consolidated financial statements include the accounts of Patriot and Wyndham, their respective wholly owned subsidiaries and the partnerships, corporations and limited liability companies in which Patriot or Wyndham owns a controlling interest. The unaudited separate consolidated financial statements of Patriot and Wyndham have also been combined for purposes of financial statement presentation. All significant intercompany accounts and transactions have been eliminated.

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Patriot's and Wyndham's Joint Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation.

COMPREHENSIVE INCOME

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED)
BUSINESS SEGMENTS

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Companies expect to adopt Statement 133 effective January 1, 2000. Statement 133 will require the Companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Companies.

PARTICIPATING LEASE REVENUE RECOGNITION

    In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. Management has reviewed the terms of its Participating Leases and has determined that the provisions of EITF 98-9 will impact Patriot's current revenue recognition on an interim basis, but will have no impact on Patriot's annual participating rent revenue or interim cash flow from its Participating Leases. Patriot has adopted the provisions of EITF 98-9 and elected to apply the provisions of the new pronouncement on a prospective basis.

    Generally, Patriot's Participating Leases provide for the payment of the greater of (i) a fixed base rent or (ii) participating rent, based on the revenue of the hotels, plus certain additional charges, as applicable. The Participating Leases contain annual revenue thresholds used to calculate the various tiers of participating rent which are prorated on a monthly basis to determine monthly participating rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED) the seasonality of the hotel operations. The effect of the change was to defer recognition of $5,681 of lease revenue during the quarter ended June 30, 1998.

2. HOTELS AND OTHER BUSINESSES ACQUIRED:

HOTEL INVESTMENTS PURCHASED

    During the first half of 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234,116 in the acquisition of four hotels with a total of over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on Patriot's revolving credit facility, the issuance of 53,989 OP Units of the Operating Partnerships valued at approximately $1,496, the issuance of 390,335 Paired Shares valued at approximately $10,000 and the assumption of mortgage debt in the amount of approximately $80,074. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33,900.

BUSINESS COMBINATIONS

    WYNDHAM HOTEL CORPORATION--On January 5, 1998, Wyndham Hotel Corporation ("Old Wyndham") merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

    Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to certain of the Non-Controlled Subsidiaries The total purchase consideration for the Wyndham Merger of approximately $982,000 consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339,000 to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on Patriot's revolving credit facility) and the assumption of approximately $59,063 in debt.

    In April 1998, the Companies issued an aggregate 240,437 Paired Shares valued at approximately $5,347 in settlement of certain purchase price adjustment arrangements related to Old Wyndham's acquisition of ClubHouse Hotels, Inc.

    WHG CASINOS & RESORTS, INC. AND RELATED TRANSACTIONS--On January 16, 1998, a subsidiary of Wyndham merged with and into WHG Casinos & Resorts Inc. ("WHG"), with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED) the WHG Merger and approximately $21,300 of debt was assumed, resulting in total purchase consideration of approximately $159,400.

    Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31,000 in cash and issuance of 1,818,182 Paired Shares valued at approximately $49,227 (collectively, these transactions and the WHG Merger are referred to herein as the "WHG Transactions"). Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes. As a result, approximately $188,922 of debt related to the partnerships that own the El San Juan Hotel & Casino and the El Conquistador has also been reflected in Wyndham's consolidated balance sheet. Patriot accounts for its investment in these entities using the equity method of accounting.

    ARCADIAN INTERNATIONAL LIMITED--On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited ("Arcadian," formerly known as Arcadian International Plc) for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately L185,900 (approximately $308,700 U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. Collectively, the transactions described above are referred to herein as the "Arcadian Acquisition."

    In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement on April 15, 1998 with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160,000 through April 15, 1999, at a rate equal to the borrowing rate on Patriot's Revolving Credit Facility. In addition, Patriot assumed approximately $112,600 of debt in connection with the Arcadian Acquisition.

    INTERSTATE HOTELS COMPANY--On June 2, 1998, pursuant to an Agreement and Plan of Merger dated as of December 2, 1997, as thereafter amended, (the "Interstate Merger Agreement") between Patriot, Wyndham and Interstate Hotels Company ("Interstate"), Interstate merged with and into Patriot with Patriot being the surviving company (the "Interstate Merger"). Pursuant to the Interstate Merger Agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either
(i) $37.50 in cash (the "Cash Consideration"), subject to proration in certain circumstances, or (ii) a number of Paired Shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio").

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
    As a result of the Interstate Merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia.

    The total purchase consideration for the Interstate Merger of approximately $2,086,812 consisted of 28,825,875 Paired Shares, cash of approximately $525,385 to pay Interstate shareholders who elected to receive cash, approximately $787,117 in debt assumed or refinanced by Patriot and approximately $73,351 to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash distribution of $0.429 on each share of Interstate common stock that was converted into Paired Shares, aggregating approximately $9,138.

    On May 27, 1998, the Companies and Interstate entered into a settlement agreement (the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then-proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott and allowed Patriot's merger with Interstate to close on June 2, 1998.

    In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for three principal transactions: (i) the re-branding of ten Marriott hotels formerly under the Wyndham name, (ii) the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (iii) the divestiture by the Companies by November 30, 1998 (subject to extension upon payment of certain fees by the Companies) of the third-party management business that was operated by Interstate (the "Spin-off").

    SF HOTEL COMPANY, L.P.--On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $298,915 (the "Summerfield Acquisition"). The total purchase consideration for the Summerfield Acquisition consisted of approximately 3,223,795 OP Units of the Operating Partnerships, 1,397,281 Paired Shares, cash of approximately $165,514 and assumption of debt in the amount of approximately $17,083. In addition, the purchase price is subject to future adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria through 2001 for seven hotels that are currently under development. As a result of the Summerfield Acquisition, Patriot acquired four Summerfield Suites-Registered Trademark-hotels, leasehold and management interests in 24 Summerfield
Suites-Registered Trademark-, Sierra Suites-Registered Trademark- and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites-Registered Trademark- and Sierra Suites-Registered Trademark-hotels. Patriot has leased or sub-leased such hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels.

    CHC INTERNATIONAL--On June 30, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement") between Patriot, Wyndham and CHC International ("CHCI"), the hospitality-related businesses of CHCI merged with and into Wyndham with Wyndham being the surviving company (the "CHCI Merger"). CHCI's gaming operations were transferred to a new legal entity prior to the CHCI Merger and such operations were not a part of the transaction. As a result of the CHCI Merger, Wyndham, through its subsidiaries, acquired the remaining 50% investment interest in

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
GAH-II, L.P. ("GAH"), the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 8 third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other hospitality management assets. The aggregate purchase price of the 17 leasehold interests was approximately $52,723, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Wyndham.

    By operation of the CHCI Merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham (the "Wyndham Series A Preferred Stock") and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham (the "Wyndham Series B Preferred Stock"). In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16,600.

    In addition, on September 30, 2000 and September 30, 2002, Wyndham may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specified assets.

OTHER

    During the second quarter of 1998, Patriot re-acquired the leasehold interests for three of its hotels from two of the Lessees for an aggregate purchase price of approximately $4,339, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot. The Companies issued 118,112 Paired Shares valued at $3,000 and paid cash of $637 to Metro Hotels Leasing Corporation and paid cash of $702 to NorthCoast Hotels, L.L.C. in connection with the transaction. Patriot has leased the hotels to Wyndham.

3. SUBSCRIPTION NOTES:

    In order to effect the issuance of the paired shares of common stock and OP Units which were issued in connection with certain of the Companies' mergers and other acquisition transactions, Patriot and Wyndham have issued promissory notes to fund issuance of Paired Shares and OP Units (the "Subscription Notes").

    In connection with the issuance of Paired Shares in the Wyndham Merger, Patriot issued Subscription Notes payable to Wyndham in the aggregate amount of $30,535. These Subscription Notes bear interest at a rate of LIBOR plus 1% per annum and mature January 31, 2001.

    In connection with the issuance of Paired Shares in the WHG Merger, Wyndham issued Subscription Notes payable to Patriot in the aggregate amount of $133,669. These Subscription Notes bear interest at a rate of 8.7% per annum and mature in January 2001.

    In connection with the issuance of Paired Shares and OP Units of the Operating Partnerships in the Summerfield Acquisition, Patriot issued Subscription Notes payable to Wyndham in the aggregate amount of $5,816. These Subscription Notes bear interest at a rate of 8.7% per annum and mature in January 2001.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

3. SUBSCRIPTION NOTES: (CONTINUED)
    In connection with the issuance of Paired Shares in the Interstate Merger, Patriot issued Subscription Notes payable to Wyndham in the aggregate amount of $34,591. These Subscription Notes bear interest at a rate of 8.7% per annum and mature in January 2001.

4. REVOLVING CREDIT FACILITY, TERM LOANS AND OTHER MORTGAGE DEBT:

    In connection with the Interstate Merger, the Companies closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and PaineWebber Real Estate Securities, Inc. to increase Patriot's existing credit facilities to an aggregate of $2,700,000 (an increase of $1,450,000 from the prior $1,250,000 credit package). The increased credit facilities include the $900,000 Revolving Credit Facility and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate Merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. In addition, the increased credit facilities will be used to fund future acquisitions and for general working capital purposes. Interest rates will be based on the Companies' leverage ratio and may vary from 1.5% to 2.5% over LIBOR. Patriot incurred approximately $27,405 in loan fees and other expenses associated with this financing arrangement.

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

    In June 1998, the Companies entered into a fifth interest rate swap arrangement as a hedge against $250,000 of the outstanding balance on the Companies' variable rate debt. The interest rate swap provides for a fixed LIBOR rate of 5.8425% per annum through June 2003. If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

    Additionally, in connection with the Interstate Merger, Patriot assumed four interest rate hedge contracts: an interest rate cap that limits LIBOR to 6% on up to $105,000 of indebtedness through June 1999; an interest rate cap that limits LIBOR to 6% on up to $222,100 of indebtedness through October 1998; an interest rate cap that limits LIBOR to 7% on up to $208,750 of indebtedness from October 1998 through October 1999; and an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,000 of indebtedness through December 2000.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5. COMPUTATION OF EARNINGS PER SHARE:

    Basic and diluted earnings per share have been computed as follows:

    COMBINED

                                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                          JUNE 30, 1998          JUNE 30, 1997
                                                                      ----------------------  --------------------
                                                                        BASIC      DILUTED      BASIC     DILUTED
                                                                      ----------  ----------  ---------  ---------

                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item.............................  $  (14,411) $  (14,411) $  11,818  $  11,818
Preferred stock dividends...........................................      (1,555)     (1,555)    --         --
                                                                      ----------  ----------  ---------  ---------
Income (loss) available to common stockholders......................     (15,966)    (15,966)    11,818     11,818
Extraordinary loss..................................................     (11,843)    (11,843)    --         --
                                                                      ----------  ----------  ---------  ---------
Net income (loss) available to common stockholders..................  $  (27,809) $  (27,809) $  11,818  $  11,818
                                                                      ----------  ----------  ---------  ---------
                                                                      ----------  ----------  ---------  ---------
Weighted average number of Paired Shares outstanding................     122,745     122,745     43,323     43,323
                                                                      ----------              ---------
                                                                      ----------              ---------
Dilutive securities:
  Effect of unvested stock grants...................................                  --                       927
  Dilutive options to purchase Paired Shares........................                  --                       720
  Dilutive effect of price adjustment arrangements..................                  --                    --
  Dilutive convertible preferred shares.............................                  --                    --
                                                                                  ----------             ---------
                                                                                     122,745                44,970
                                                                                  ----------             ---------
                                                                                  ----------             ---------
Earnings per Paired Share:
  Income (loss) before extraordinary item...........................  $    (0.13) $    (0.13) $    0.27  $    0.26
  Extraordinary loss................................................       (0.10)      (0.10)    --         --
                                                                      ----------  ----------  ---------  ---------
  Net income (loss).................................................  $    (0.23) $    (0.23) $    0.27  $    0.26
                                                                      ----------  ----------  ---------  ---------
                                                                      ----------  ----------  ---------  ---------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5. COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    COMBINED (CONTINUED)

                                                                          SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30, 1998         JUNE 30, 1997
                                                                        --------------------  --------------------
                                                                          BASIC     DILUTED     BASIC     DILUTED
                                                                        ---------  ---------  ---------  ---------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before extraordinary item......................................  $  22,718  $  22,718  $  23,166  $  23,166
Preferred stock dividends.............................................     (1,555)    --         --         --
                                                                        ---------  ---------  ---------  ---------
Income available to common stockholders...............................     21,163     22,718     23,166     23,166
Extraordinary loss....................................................    (30,560)   (30,560)    --         --
                                                                        ---------  ---------  ---------  ---------
Net income (loss) available to common stockholders....................  $  (9,397) $  (7,842) $  23,166  $  23,166
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average number of Paired Shares outstanding..................    111,182    111,182     43,256     43,256
                                                                        ---------             ---------
                                                                        ---------             ---------
Dilutive securities:
  Effect of unvested stock grants.....................................                   888                   742
  Dilutive options to purchase Paired Shares..........................                 1,688                   769
  Dilutive effect of price adjustment arrangements....................                   279                --
  Dilutive convertible preferred shares...............................                 4,746                --
                                                                                   ---------             ---------
                                                                                     118,783                44,767
                                                                                   ---------             ---------
                                                                                   ---------             ---------
Earnings per Paired Share:
  Income before extraordinary item....................................  $    0.19  $    0.19  $    0.54  $    0.52
  Extraordinary loss..................................................      (0.27)     (0.26)    --         --
                                                                        ---------  ---------  ---------  ---------
  Net income (loss)...................................................  $   (0.08) $   (0.07) $    0.54  $    0.52
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5. COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    PATRIOT

                                                                         THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                           JUNE 30, 1998         JUNE 30, 1997
                                                                        --------------------  --------------------
                                                                          BASIC     DILUTED     BASIC     DILUTED
                                                                        ---------  ---------  ---------  ---------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before extraordinary item......................................  $  23,902  $  23,902  $  11,818  $  11,818
Preferred stock dividends.............................................     (1,555)    --         --         --
                                                                        ---------  ---------  ---------  ---------
Income available to common stockholders...............................     22,347     23,902     11,818     11,818
Extraordinary loss....................................................    (11,843)   (11,843)    --         --
                                                                        ---------  ---------  ---------  ---------
Net income available to common stockholders...........................  $  10,504  $  12,059  $  11,818  $  11,818
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average number of common shares outstanding..................    122,745    122,745     43,323     43,323
                                                                        ---------             ---------
                                                                        ---------             ---------
Dilutive securities:
  Effect of unvested stock grants.....................................                   849                   927
  Dilutive options to purchase common shares..........................                 1,368                   720
  Dilutive effect of price adjustment arrangements....................                   555                --
  Dilutive convertible preferred shares...............................                 4,900                --
                                                                                   ---------             ---------
                                                                                     130,417                44,970
                                                                                   ---------             ---------
                                                                                   ---------             ---------
Earnings per share:
  Income before extraordinary item....................................  $    0.18  $    0.18  $    0.27  $    0.26
  Extraordinary loss..................................................      (0.10)     (0.09)    --         --
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................  $    0.08  $    0.09  $    0.27  $    0.26
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5. COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    PATRIOT (CONTINUED)

                                                                          SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30, 1998         JUNE 30, 1997
                                                                        --------------------  --------------------
                                                                          BASIC     DILUTED     BASIC     DILUTED
                                                                        ---------  ---------  ---------  ---------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before extraordinary item......................................  $  58,116  $  58,116  $  23,166  $  23,166
Preferred stock dividends.............................................     (1,555)    --         --         --
                                                                        ---------  ---------  ---------  ---------
Income available to common stockholders...............................     56,561     58,116     23,166     23,166
Extraordinary loss....................................................    (30,560)   (30,560)    --         --
                                                                        ---------  ---------  ---------  ---------
Net income available to common stockholders...........................  $  26,001  $  27,556  $  23,166  $  23,166
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average number of common shares outstanding..................    111,182    111,182     43,256     43,256
                                                                        ---------             ---------
                                                                        ---------             ---------
Dilutive securities:
  Effect of unvested stock grants.....................................                   888                   742
  Dilutive options to purchase common shares..........................                 1,688                   769
  Dilutive effect of price adjustment arrangements....................                   279                --
  Dilutive convertible preferred shares...............................                 4,746                --
                                                                                   ---------             ---------
                                                                                     118,783                44,767
                                                                                   ---------             ---------
                                                                                   ---------             ---------
Earnings per share:
  Income before extraordinary item....................................  $    0.51  $    0.49  $    0.54  $    0.52
  Extraordinary loss..................................................      (0.28)     (0.26)    --         --
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................  $    0.23  $    0.23  $    0.54  $    0.52
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5. COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    WYNDHAM

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30, 1998           JUNE 30, 1998
                                                                    ----------------------  ----------------------
                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                    ----------  ----------  ----------  ----------

                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss..........................................................  $  (43,832) $  (43,832) $  (40,651) $  (40,651)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Weighted average number of common shares outstanding..............     122,745     122,745     111,182     111,182
                                                                    ----------              ----------
                                                                    ----------              ----------
Dilutive securities:
  Effect of unvested stock grants.................................                  --                      --
  Dilutive options to purchase common shares......................                  --                      --
  Dilutive effect of price adjustment arrangements................                  --                      --
  Dilutive convertible preferred shares...........................                  --                      --
                                                                                ----------              ----------
                                                                                   122,745                 111,182
                                                                                ----------              ----------
                                                                                ----------              ----------
  Net loss per share..............................................  $    (0.36) $    (0.36) $    (0.37) $    (0.37)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

6. COMMITMENTS AND CONTINGENCIES:

    The Companies have entered into transactions with three counterparties involving the sale of an aggregate of 13,300,000 shares of Paired Common Stock, with related purchase price adjustment mechanisms ("Price Adjustment Mechanisms"), as described below.

    NMS TRANSACTION. On February 26, 1998, the Companies entered into transactions with NMS Services, Inc., a subsidiary of NationsBank Corporation (together with its successor, NationsBanc Mortgage Capital Corporation, "NMS"). Pursuant to the terms of a Purchase Agreement dated as of February 26, 1998 (the "NMS Purchase Agreement"), NMS purchased 4,900,000 shares of Paired Common Stock (the "Initial NMS Shares") from the Companies at a purchase price of $24.8625 per share (which reflected a 2.5% discount from $25.50, the last reported sale price of the Paired Common Stock on February 25, 1998) for net proceeds of approximately $121,800.

    In connection with the issuance of the Initial NMS Shares, the Companies entered into a Purchase Price Adjustment Mechanism, dated as of February 26, 1998, with NMS (as amended on August 14, 1998, effective February 26, 1998, the "NMS Price Adjustment Mechanism"). Pursuant to the NMS Price Adjustment Mechanism, the Companies have agreed to purchase on or before February 25, 1999, in one or more transactions (each an "NMS Settlement"), from NMS a number of shares of Paired Common Stock equal to the number of Initial NMS Shares, at a per paired share price equal to $25.50 plus a forward accretion representing an imputed return at LIBOR plus 150 basis points, minus an adjustment to reflect distributions on shares of the Paired Common Stock (the "NMS Forward Price"). The forward accretion component represents a guaranteed rate of return to NMS. The shares of Paired Common Stock to be

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED) delivered to or by NMS may consist of shares of Paired Common Stock acquired under the NMS Purchase Agreement or otherwise.

    The Companies may effect an NMS Settlement by (i) delivering to NMS shares of Paired Common Stock (the "NMS Settlement Shares") equal in value (valued at the dollar volume weighted average price for shares of the Paired Common Stock (as calculated pursuant to the NMS Price Adjustment Mechanism) over a specific period of time (the "NMS Unwind Price")) to the NMS Forward Price at the time of such NMS Settlement times the number of shares subject to such NMS Settlement (the "NMS Settlement Amount") in exchange for such number of shares of Paired Common Stock, (ii) delivering to (or, in the event the NMS Unwind Price is greater than the NMS Forward Price, receiving from) NMS a number of shares of Paired Common Stock equal to the difference between the number of NMS Settlement Shares and the number of shares subject to such NMS Settlement, or (iii) delivering to NMS cash equal to the NMS Settlement Amount in exchange for a number of shares of Paired Common Stock equal to the number of shares subject to such NMS Settlement. If the Companies pay a settlement price in shares of Paired Common Stock, they must also pay a placement fee equal to 2% of the NMS Settlement Amount. The NMS Price Adjustment Mechanism provides that shares may be delivered in settlement only if (i) the Companies have on file with the Securities and Exchange Commission ("SEC") an effective registration statement covering the resale by NMS of the shares to be delivered, (ii) the NMS Unwind Price on the date of such settlement is greater than or equal to $20.00 and
(iii) no Mandatory NMS Unwind Event (as defined below) has occurred and is continuing. If such conditions are not met, the Companies generally must deliver cash equal to the NMS Settlement Amount.

    Under the NMS Price Adjustment Mechanism, on November 26, 1998 (the "NMS Interim Settlement Date"), if the dollar volume weighted average price for shares of the Paired Common Stock on the trading day immediately preceding the Interim Settlement Date (the "NMS Reset Price") is lower than the NMS Forward Price calculated as of the NMS Interim Settlement Date, the Companies must deliver to NMS a number of shares of Paired Common Stock (the "NMS Interim Settlement Shares") equal in value (valued at the NMS Reset Price) to the product of (i) the difference between the NMS Forward Price and the NMS Reset Price times (ii) the number of the shares subject to the NMS Price Adjustment Mechanism (the "NMS Interim Settlement Amount"). If NMS Interim Settlement Shares are delivered by the Companies to NMS (other than as collateral), then
(i) the Companies must pay a placement fee equal to 2% of the product of the NMS Unwind Price and the number of shares so delivered, and (ii) the NMS Forward Price will be reduced by the quotient of (A) the NMS Unwind Price times the number of the NMS Interim Settlement Shares, divided by (B) the number of the shares of Paired Common Stock then subject to the Price Adjustment Mechanism. The NMS Price Adjustment Mechanism provides that NMS Interim Settlement Shares may be delivered only if the Companies have an effective registration statement on file with the SEC covering the resale by NMS of the shares to be so delivered. If an effective registration statement is not on file, the Companies must instead deliver cash collateral equal to the NMS Interim Settlement Amount. In connection with the amendment to the NMS Price Adjustment Mechanism, the Companies delivered 2,375,000 shares of Paired Common Stock as collateral to NMS. The Companies previously delivered $179 as collateral to NMS.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    On or after October 15, 1998, if the dollar volume weighted average price of the Paired Common Stock for any two consecutive trading days does not equal or exceed certain amounts (the "NMS Unwind Thresholds"), NMS has the right to force a partial or complete settlement under the NMS Price Adjustment Mechanism. The NMS Unwind Thresholds are $20.00 (33% settlement), $18.75 (67%) and $17.25 (100%). Moreover, NMS has the right to force a complete settlement under the NMS Price Adjustment Mechanism upon the occurrence of any of the following (each a "Mandatory NMS Unwind Event"): (i) default of the Companies with respect to certain indebtedness, (ii) declaration by the Companies of bankruptcy or insolvency or failure to post sufficient cash collateral, (iii) failure of the Companies to have caused a registration statement covering the resale of the shares of Paired Common Stock received by NMS under the NMS Purchase Agreement and NMS Price Adjustment Mechanism to become effective on or before October 15, 1998, or (iv) the sale or refinancing by the Companies of certain properties in which the net proceeds of such sale or refinancing (up to the amount necessary to effect a complete cash settlement) are not applied to a cash settlement under the NMS Price Adjustment Mechanism. Finally, the NMS Price Adjustment Mechanism provides that, upon the consummation of the sale or refinancing of certain properties by the Companies with a third party, the Companies must apply the net proceeds to the extent necessary to effect a complete cash settlement under the NMS Price Adjustment Mechanism. The Companies have agreed to use all commercially reasonable efforts to effect such sale or refinancing.

    PAINEWEBBER TRANSACTION. On April 6, 1998, the Companies entered into transactions with PaineWebber Incorporated ("PaineWebber") and PaineWebber Financial Products, Inc. ("PWFS" and, together with PaineWebber, the "PaineWebber Parties"). Pursuant to the terms of a Purchase Agreement dated as of April 6, 1998 (the "PaineWebber Purchase Agreement"), PaineWebber purchased 5,150,000 shares of Paired Common Stock (the "Initial PaineWebber Shares") from the Companies at a purchase price of $27.01125 per share, which reflected a 2% discount to the last reported sale price of the Paired Common Stock on April 3, 1998, for net proceeds of approximately $139,100.

    In connection with the issuance of the Initial PaineWebber Shares, the Companies entered into a Purchase Price Adjustment Mechanism Agreement, dated as of April 6, 1998, with PWFS (as amended on August 14, 1998, the "PaineWebber Price Adjustment Agreement"). Pursuant to the PaineWebber Price Adjustment Agreement, before October 15, 1998, PWFS may agree with the Companies at any time (or, on any of June 30, 1998 or September 30, 1998 (each a "PW Reset Date"), the Companies may cause PWFS) to sell some or all of the Initial PaineWebber Shares through one or more specified methods (in each case a "PW Settlement"). At each PW Settlement, the purchase price of the Initial PaineWebber Shares subject to the PW Settlement is adjusted based upon the difference between (i) the proceeds (net of a negotiated resale spread or underwriting discount) received by PWFS from the sale of the shares of Paired Common Stock and (ii) a reference price (the "Reference Price") equal to the closing price for a share of Paired Common Stock on April 3, 1998 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Initial PaineWebber Shares prior to the date of such PW Settlement (such difference, the "PW Price Difference"). If the PW Price Difference is positive, PWFS is obligated to deliver shares of Paired Common Stock or cash to the Companies equal in value to the aggregate PW Price Difference. If the PW Price Difference is negative,

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED) the Companies are obligated to deliver additional shares of Paired Common Stock equal in value (net of a negotiated resale spread or underwriting discount, as the case may be) to the aggregate PW Price Difference to PWFS. The PaineWebber Price Adjustment Agreement provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by PWFS of the shares to be delivered.

    In addition, within five business days following a PW Settlement or each PW Reset Date, if the Reference Price times the number of shares subject to the PaineWebber Price Adjustment exceeds the product of the closing price of the Paired Common Stock as of such relevant date times the number of shares subject to the PaineWebber Price Adjustment Agreement by more than $5,000 (such excess amount, the "Collateral Amount"), the Companies are required to deliver to PWFS a number of shares of Paired Common Stock (the "Collateral Shares") equal in value (valued at the closing price of the Paired Common Stock on the relevant date) to the Collateral Amount; provided, that if the resale by PWFS of the shares to be so delivered is not covered by an effective registration statement, then the Companies must, at their option, deliver to PWFS, either (i) a number of Collateral Shares equal in value to 125% of the Collateral Amount or (ii) cash collateral equal to the Collateral Amount. The number of Collateral Shares and/or amount of cash collateral held by PWFS will be adjusted every other week. There can be no assurance that a registration statement with respect to any Collateral Shares will be declared and remain effective. On July 8, 1998, the Companies delivered 600,954 shares of Paired Common Stock as Collateral Shares to PWFS. In connection with the Amendment to the PaineWebber Price Adjustment Agreement, the Companies delivered 2,347,218 shares of Paired Common Stock as Collateral Shares to PWFS.

    If the closing price of the Paired Common Stock on any trading day does not equal or exceed $16.00, PWFS has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement. PWFS also has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement if the Companies (i) are in default with respect to certain specified indebtedness of the Companies, (ii) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with PWFS, or (iii) fail to deliver to PWFS on or before September 30, 1998, an effective registration statement covering the sale of the shares of Paired Common Stock delivered to PWFS.

    UBS TRANSACTION. On December 31, 1997, the Companies entered into transactions with UBS Limited and Union Bank of Switzerland, London Branch (together with its successor, UBS AG, London Branch, "UBS" and, together with Warburg Dillon Read, LLC, the successor to UBS Limited, the "UBS Parties"). Pursuant to the terms of a Purchase Agreement dated as of December 31, 1997 (the "UBS Purchase Agreement"), UBS Limited purchased 3,250,000 shares of Paired Common Stock (the "Initial UBS Shares") from the Companies at a purchase price of $28.8125 per share (the last reported sale price of the Paired Common Stock on December 30, 1997) for approximately $91,800 in net proceeds. UBS received from the Companies a placement fee of 2%, or approximately $1,900.

    In connection with the issuance of the Initial UBS Shares, the Companies entered into a Forward Stock Contract, dated as of December 31, 1997, with UBS (as amended on August 14, 1998, the "Forward Stock Contract"). Pursuant to the Forward Stock Contract, the Companies have agreed to purchase on or before October 15, 1998, in one or more transactions (each a "UBS Settlement"), from UBS a number of

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED) shares of Paired Common Stock equal to the number of Initial UBS Shares, at a per paired share price equal to $28.8125 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on shares of the Paired Common Stock (the "UBS Forward Price"). The forward accretion component represents a guaranteed rate of return to UBS. The shares of Paired Common Stock to be delivered to or by UBS may consist of shares of Paired Common Stock acquired under the UBS Purchase Agreement or otherwise.

    The Companies may effect a UBS Settlement by (i) delivering to UBS shares of Paired Common Stock (the "UBS Settlement Shares") equal in value (valued at the daily average closing price for shares of the Paired Common Stock over a specific period of time (the "UBS Unwind Price")) to the UBS Forward Price at the time of such UBS Settlement times the number of shares of Paired Common Stock subject to such UBS Settlement (the "UBS Settlement Amount") in exchange for such number of shares, (ii) delivering to (or, in the event the UBS Unwind Price is greater than the UBS Forward Price, receiving from) UBS a number of shares of Paired Common Stock equal to the difference between the number of the UBS Settlement Shares and the number of shares subject to such UBS Settlement, or (iii) delivering to UBS cash equal to the UBS Settlement Amount in exchange for the shares subject to such UBS Settlement. If the Companies make a UBS Settlement in shares of Paired Common Stock, they must also pay to UBS (i) an unwind accretion fee (payable in cash or shares) equal to 50% of the UBS Settlement Amount times the imputed return of LIBOR plus 140 basis points over the period designated for such UBS Settlement and (ii) a placement fee equal to 0.50% of the UBS Settlement Amount. The Forward Stock Contract provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by UBS of the shares to be delivered. If an effective registration statement is not on file, the Companies generally must deliver cash equal to the UBS Settlement Amount, except that in the case of a mandatory early settlement (discussed below), the Companies may deliver unregistered shares of Paired Common Stock in an amount necessary to guarantee that UBS will receive the UBS Settlement Amount in private resales of such shares.

    The Forward Stock Contract provides that on each of March 31, 1998, June 30, 1998 and September 30, 1998 (each a "UBS Interim Settlement Date"), if the closing price for shares of the Paired Common Stock on the trading day immediately preceding such UBS Interim Settlement Date (the "UBS Reset Price") is lower than the UBS Forward Price calculated as of the UBS Interim Settlement Date, the Companies are required to deliver to UBS cash collateral equal to the product of (i) the difference between the UBS Forward Price and the UBS Reset Price, times (ii) the number of shares subject to the Forward Stock Contract (the "UBS Interim Settlement Amount"). With the prior written consent of UBS, the Companies may elect to deliver to UBS a number of shares of Paired Common Stock (the "UBS Interim Settlement Shares") equal in value (valued at the UBS Reset Price) to 125% of the UBS Interim Settlement Amount. The amount of cash collateral or number of shares so held will be adjusted every other week. As of June 30, 1998, the Companies had delivered an aggregate of approximately $6,539 as cash collateral to UBS (as of August 11, 1998, the cash collateral balance with UBS was approximately $35,626).

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    If the average closing price of the Paired Common Stock for any two consecutive trading days does not equal or exceed $16.00 (the "UBS Unwind Threshold"), UBS has the right to force a complete settlement under the Forward Stock Contract. UBS also has the right to force a complete settlement under the Forward Stock Contract if the Companies (i) are in default with respect to certain financial covenants under the Forward Stock Contract, (ii) are in default under the Companies' credit facility with Chase Manhattan Bank, (iii) are in default with respect to certain specified indebtedness of the Companies,
(iv) declare bankruptcy or become insolvent or fail to post sufficient cash collateral, (v) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with UBS, or (vi) fail to deliver to UBS, on or before September 30, 1998, an effective registration statement covering the sale of the shares of Paired Common Stock delivered to UBS.

7. RELATED PARTY TRANSACTIONS:

    In connection with the CHCI Merger, Mr. Karim Alibhai, President and Chief Operating Officer of Wyndham, received 156,863 OP Units of the Operating Partnerships valued at approximately $5,000 and entities affiliated with Mr. Alibhai received 85,600 shares of Wyndham Series A Preferred Stock and 85,600 shares of Wyndham Series B Preferred Stock with an aggregate value of approximately $3,980. These units and shares were issued in consideration of Mr. Alibhai's ownership interests in CHCI and its affiliates. In addition, Mr. Sherwood M. Weiser, a director of Wyndham, received 394,397 shares of Wyndham Series A Preferred Stock and 394,398 shares of Wyndham Series B Preferred Stock valued at $18,182 in connection with CHCI Merger as consideration for his ownership interest in CHCI and its affiliates.

8. INCOME TAXES:

    As a result of the Wyndham Merger, the WHG Merger and the Interstate Merger, Wyndham recorded a deferred tax liability totaling $108,221. The deferred tax liability represents the tax effects of differences between the fair values and the tax bases of identifiable assets acquired and liabilities assumed in connection with the transactions.

9. CASH DIVIDENDS DECLARED:

    On May 4, 1998, Patriot declared a dividend of $0.32 per share for the first quarter of 1998. The dividend was paid on or about May 29, 1998 to shareholders of record on May 20, 1998.

10. PRO FORMA FINANCIAL INFORMATION:

    The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham are presented as if the 488 hotels owned, leased, managed or franchised by the Companies as of June 30, 1998, had been acquired on January 1, 1997. Such acquisition transactions include: (i) the Cal Jockey Merger, the Wyndham Merger, the Interstate Merger and the CHCI Merger and the related transactions; (ii) the closing on the commitment for the Revolving Credit Facility and Term Loans; (iii) the acquisition of Grand Heritage Hotels, Inc. and other Grand Heritage subisidiaries; (iv) the Arcadian

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

10. PRO FORMA FINANCIAL INFORMATION: (CONTINUED)
Acquisition and the Summerfield Acquisition; (v) the WHG Transactions; and (vi) the private placements of equity securities and public offering of the Companies' common stock which occurred during the first half of 1998 and during 1997. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of Patriot and Wyndham would have been assuming such transactions had been completed as of January 1, 1997, nor do they purport to represent the results of operations for future periods.

                              PATRIOT AND WYNDHAM
                    COMBINED PRO FORMA RESULTS OF OPERATIONS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------
                                                                                   1998          1997
                                                                               ------------  ------------

                                                                               (IN THOUSANDS, EXCEPT PER
                                                                                      SHARE DATA)
Total revenue................................................................  $  1,323,360  $  1,087,741
Net (loss) income (1)........................................................       (10,349)       10,814
Basic earnings per Paired Share..............................................  $      (0.07) $       0.08
                                                                               ------------  ------------
                                                                               ------------  ------------
Diluted earnings per Paired Share............................................  $      (0.07) $       0.07
                                                                               ------------  ------------
                                                                               ------------  ------------
Weighted average number of Paired Shares and Paired Share equivalents outstanding:
  Basic......................................................................       137,470       137,470
                                                                               ------------  ------------
                                                                               ------------  ------------
  Diluted....................................................................       137,470       148,721
                                                                               ------------  ------------
                                                                               ------------  ------------

------------------------

(1) Combined pro forma net loss for the six months ended June 30, 1998 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $57,062 that was reported by the Companies.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

10. PRO FORMA FINANCIAL INFORMATION: (CONTINUED)
                                    PATRIOT
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                                 SIX MONTHS ENDED MARCH
                                                                                          31,
                                                                                 ----------------------
                                                                                    1998        1997
                                                                                 ----------  ----------

                                                                                 (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)
Total revenue..................................................................  $  386,052  $  303,677
Net income(1)..................................................................      50,293       4,298
Basic earnings per share.......................................................  $     0.37  $     0.03
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Diluted earnings per share.....................................................  $     0.34  $     0.03
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Weighted average number of common shares and common share equivalents outstanding:
  Basic........................................................................     137,470     137,470
                                                                                 ----------  ----------
                                                                                 ----------  ----------
  Diluted......................................................................     148,721     148,721
                                                                                 ----------  ----------
                                                                                 ----------  ----------

------------------------

(1) Combined pro forma net loss for the six months ended June 30, 1998 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $4,339 that was reported by Patriot.

                                    WYNDHAM
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                               SIX MONTHS ENDED MARCH 31,
                                                                               --------------------------
                                                                                   1998          1997
                                                                               ------------  ------------

                                                                               (IN THOUSANDS, EXCEPT PER
                                                                                      SHARE DATA)
Total revenue................................................................  $  1,367,555  $  1,084,986
Net (loss) income(1).........................................................       (60,214)        6,516
Basic (loss) income per share................................................  $      (0.44) $       0.05
                                                                               ------------  ------------
                                                                               ------------  ------------
Diluted (loss) income per share..............................................  $      (0.44) $       0.04
                                                                               ------------  ------------
                                                                               ------------  ------------
Weighted average number of common shares and common share equivalents outstanding:
  Basic......................................................................       137,470       137,470
                                                                               ------------  ------------
                                                                               ------------  ------------
  Diluted....................................................................       137,470       148,721
                                                                               ------------  ------------
                                                                               ------------  ------------

------------------------

(1) Consolidated pro forma net loss for the six months ended June 30, 1998 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $52,723 that was reported by Wyndham.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS--
                           JUNE 30, 1998 (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

11. SUBSEQUENT EVENTS:

    On July 28, 1998, Patriot declared a dividend of $0.32 per share for the second quarter of 1998. The dividend is payable on or about August 20, 1998 to shareholders of record on August 10, 1998.

    In July 1998, Wyndham acquired an approximate 50% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouses, Inc. for $1,500 in cash and 156,272 preferred units of limited partnership interest of Wyndham Partnership. Wyndham entered into this joint venture arrangement to expand the Shula's Steak House brand as a food and beverage amenity in certain of Patriot's hotels.

    On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in the entities that own the El Conquistador and the El San Juan Hotel & Casino located in Puerto Rico for a total purchase price of $3,990.

    In addition, during July 1998, the Companies refinanced certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino. Proceeds of $145,000 from the refinancing were used to repay outstanding indebtedness of approximately $139,350, to pay legal and closing costs and to establish certain reserves, including interest reserves, required by the loan agreements. The loans are secured by mortgages on the properties, bear interest at a rate of LIBOR plus 2.25% and mature in December 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1997.

    Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the Companies' rapid growth and its ability to integrate its existing operations, departments and systems with those acquired in the Wyndham Merger, the WHG Merger, the Arcadian Acquisition, the Summerfield Acquisition, the Interstate Merger and the CHCI Merger and other transactions; risks associated with the recent adoption of certain legislation and regulations affecting the Companies' paired share structure; Patriot's dependence upon rental payments from Wyndham and the Lessees for substantially all of Patriot's income and the dependence upon the abilities of Wyndham, the Lessees and the Operators (as such terms are defined herein) to manage the hotels; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

THE COMPANIES

    At June 30, 1998, Patriot and Wyndham, directly or through the Operating Partnerships and other subsidiaries, owned interests in 183 hotels totaling over 44,300 rooms and leased 122 hotels from third parties totaling over 15,700 rooms. In addition, Wyndham managed 174 hotels with over 42,700 rooms for third party owners and franchised nine hotels under the Wyndham, Summerfield or ClubHouse brands. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, the Companies' portfolio includes world-class resort hotels and prominent hotels in major tourist destinations.

    Patriot leases 214 of its owned or leased hotels to Wyndham and 14 of Patriot's hotels are leased to third party lessees (the "Lessees") who are responsible for operating the hotels. Generally, these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

    Seventy-seven of the Companies' hotels are owned or leased by special purpose entities (the "Non-Controlled Subsidiaries"). Patriot owns an approximate 99% non-voting interest and Wyndham owns an approximate 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting.

    In addition to leasing and managing hotels, Wyndham is also engaged in the business of conducting and offering pari-mutuel wagering on thoroughbred horse racing at the Bay Meadows Racecourse (the "Racecourse").

HOTELS AND OTHER BUSINESSES ACQUIRED

WYNDHAM HOTEL CORPORATION

    On January 5, 1998, pursuant to the Agreement and Plan of Merger dated as of April 14, 1997, as thereafter amended, (the "Wyndham Merger Agreement") between Patriot, Wyndham and Wyndham Hotel Corporation ("Old Wyndham"), Old Wyndham merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

    Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 Clubhouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to corporate subsidiaries of Patriot (collectively, the "Non-Controlled Subsidiaries"). Patriot owns a 99% non-voting interest and Wyndham owns the 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries have been combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting. The total purchase consideration for the Wyndham Merger of approximately $982 million consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339 million to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Companies' revolving credit facility (the "Revolving Credit Facility"), and the assumption of approximately $59 million in debt.

WHG CASINOS & RESORTS, INC. AND RELATED TRANSACTIONS

    On January 16, 1998, pursuant to the Agreement and Plan of Merger dated as of September 30, 1997 (the "WHG Merger Agreement) between Patriot, Wyndham and WHG Casinos & Resorts Inc. ("WHG"), a subsidiary of Wyndham merged with and into WHG, with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger and approximately $21.3 million of debt was assumed, resulting in total purchase consideration of approximately $159.4 million.

    Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31 million in cash and issuance of 1,818,182 Paired Shares valued at approximately $49.2 million (collectively, these transactions and the WHG Merger are referred to herein as the "WHG Transactions"). Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been combined with those of Wyndham for financial reporting purposes. As a result, approximately $188.9 million of debt related to the partnerships that own the El San Juan Hotel & Casino and the El Conquistador has also been reflected in Wyndham's consolidated balance sheet. Patriot accounts for its investment in these entities using the equity method of accounting.

ARCADIAN INTERNATIONAL LIMITED

    On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited ("Arcadian," formerly known as Arcadian International Plc) for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately L185.9 million (approximately $308.7 million U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. Collectively, the transactions described above are referred to herein as the "Arcadian Acquisition."

    In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement on April 15, 1998 with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160 million through April 15, 1999, at a rate equal to the borrowing rate on Patriot's Revolving Credit Facility. In addition, Patriot assumed approximately $112.6 million of debt in connection with the Arcadian Acquisition.

INTERSTATE HOTELS COMPANY

    On June 2, 1998, pursuant to an Agreement and Plan of Merger dated as of December 2, 1997, as thereafter amended, (the "Interstate Merger Agreement") between Patriot, Wyndham and Interstate Hotels Company ("Interstate"), Interstate merged with and into Patriot with Patriot being the surviving company (the "Interstate Merger"). Pursuant to the Interstate Merger Agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash (the "Cash Consideration"), subject to proration in certain circumstances, or (ii) a number of Paired Shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 Paired Shares for each share of Interstate common stock not exchanged for cash (the "Interstate Exchange Ratio").

    As a result of the Interstate Merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia.

    The total purchase consideration for the Interstate Merger of approximately $2.1 billion consisted of 28,825,875 Paired Shares, cash of approximately $525.4 million to pay Interstate shareholders who elected to receive cash, approximately $787.1 million in debt assumed or refinanced by Patriot and approximately $73.4 million to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash distribution of $0.429 on each share of Interstate common stock that was converted into Paired Shares, aggregating approximately $9.1 million.

    In connection with the Interstate Merger, the Patriot Companies closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and PaineWebber Real Estate Securities, Inc. to increase Patriot's existing credit facilities to an aggregate of $2.7 billion (an increase of $1.45 billion from the prior $1.25 billion credit package). The increased credit facilities include the $900 million Revolving Credit Facility and a series of term loans in the aggregate amount of up to $1.8 billion (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate Merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. In addition, the increased credit facilities will be used to fund future acquisitions and for general working capital purposes. Interest rates will be based on the Patriot Companies' leverage ratio and may vary from

1.5% to 2.5% over LIBOR. Patriot incurred approximately $27.4 million in loan fees and other expenses associated with this financing arrangement.

    On May 27, 1998, the Companies and Interstate entered into a settlement agreement (the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott and allowed Patriot's merger with Interstate to close on June 2, 1998. See "Part II: Other Information -- Item 1. Legal Proceedings -- Marriott Settlement" for a detailed description of the Settlement Agreement.

SF HOTEL COMPANY, L.P.

    On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $298.9 million (the "Summerfield Acquisition"). The total purchase consideration for the Summerfield Acquisition consisted of approximately 3,223,795 OP Units of the Operating Partnerships, 1,397,281 Paired Shares, cash of approximately $165.5 million and assumption of debt in the amount of approximately $17.1 million. In addition, the purchase price is subject to future adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria through 2001 for seven hotels that are currently under development. As a result of the Summerfield Acquisition, Patriot acquired four Summerfield
Suites-Registered Trademark- hotels, leasehold and management interests in 24 Summerfield Suites-Registered Trademark-, Sierra Suites-Registered Trademark-and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites-Registered Trademark- and Sierra Suites-Registered Trademark- hotels. Patriot has leased or sub-leased such hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels.

CHC INTERNATIONAL

    On June 30, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 (the "CHCI Merger Agreement") between Patriot, Wyndham and CHC International ("CHCI"), the hospitality-related businesses of CHCI merged with and into Wyndham with Wyndham being the surviving company (the "CHCI Merger"). CHCI's gaming operations were transferred to a new legal entity prior to the CHCI Merger and such operations were not a part of the transaction. As a result of the CHCI Merger, Wyndham, through its subsidiaries, acquired the remaining 50% investment interest in GAH-II, L.P. ("GAH"), the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 8 third-party management contracts, two third-party asset management contracts contracts, the Grand Bay proprietary brand name and certain other hospitality management assets.

    By operation of the CHCI Merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham (the "Wyndham Series A Preferred Stock") and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham (the "Wyndham Series B Preferred Stock"). In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16.6 million.

    In addition, on September 30, 2000 and September 30, 2002, Wyndham may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specified assets.

OTHER ACQUISITIONS

    In addition, during the six months ended June 30, 1998, Patriot acquired investments in five hotels for approximately $234.1 million. These acquisitions were financed primarily with funds drawn on the

Companies' revolving credit facility, the issuance of 53,989 OP Units of the Operating Partnerships valued at approximately $1.5 million, the issuance of 390,335 Paired Shares valued at approximately $10 million, and the assumption of other mortgage debt in the amount of approximately $80.1 million. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33.9 million.

SALES OF PAIRED COMMON STOCK WITH PRICE ADJUSTMENT MECHANISMS

    The Companies have entered into transactions with three counterparties involving the sale of an aggregate of 13.3 million shares of Paired Common Stock, with related purchase price adjustment mechanisms ("Price Adjustment Mechanisms"), as described below.

    NMS TRANSACTION. On February 26, 1998, the Companies entered into transactions with NMS Services, Inc., a subsidiary of NationsBank Corporation (together with its successor, NationsBanc Mortgage Capital Corporation, "NMS"). Pursuant to the terms of a Purchase Agreement dated as of February 26, 1998 (the "NMS Purchase Agreement"), NMS purchased 4,900,000 shares of Paired Common Stock (the "Initial NMS Shares") from the Companies at a purchase price of $24.8625 per share (which reflected a 2.5% discount from $25.50, the last reported sale price of the Paired Common Stock on February 25, 1998) for net proceeds of approximately $121.8 million.

    In connection with the issuance of the Initial NMS Shares, the Companies entered into a Purchase Price Adjustment Mechanism, dated as of February 26, 1998, with NMS (as amended on August 14, 1998, effective February 26, 1998, the "NMS Price Adjustment Mechanism"). Pursuant to the NMS Price Adjustment Mechanism, the Companies have agreed to purchase on or before February 25, 1999, in one or more transactions (each an "NMS Settlement"), from NMS a number of shares of Paired Common Stock equal to the number of Initial NMS Shares, at a per paired share price equal to $25.50 plus a forward accretion representing an imputed return at LIBOR plus 150 basis points, minus an adjustment to reflect distributions on shares of the Paired Common Stock (the "NMS Forward Price"). The forward accretion component represents a guaranteed rate of return to NMS. The shares of Paired Common Stock to be delivered to or by NMS may consist of shares of Paired Common Stock acquired under the NMS Purchase Agreement or otherwise.

    The Companies may effect an NMS Settlement by (i) delivering to NMS shares of Paired Common Stock (the "NMS Settlement Shares") equal in value (valued at the dollar volume weighted average price for shares of the Paired Common Stock (as calculated pursuant to the NMS Price Adjustment Mechanism) over a specific period of time (the "NMS Unwind Price")) to the NMS Forward Price at the time of such NMS Settlement times the number of shares subject to such NMS Settlement (the "NMS Settlement Amount") in exchange for such number of shares of Paired Common Stock, (ii) delivering to (or, in the event the NMS Unwind Price is greater than the NMS Forward Price, receiving from) NMS a number of shares of Paired Common Stock equal to the difference between the number of NMS Settlement Shares and the number of shares subject to such NMS Settlement, or (iii) delivering to NMS cash equal to the NMS Settlement Amount in exchange for a number of shares of Paired Common Stock equal to the number of shares subject to such NMS Settlement. If the Companies pay a settlement price in shares of Paired Common Stock, they must also pay a placement fee equal to 2% of the NMS Settlement Amount. The NMS Price Adjustment Mechanism provides that shares may be delivered in settlement only if (i) the Companies have on file with the Securities and Exchange Commission ("SEC") an effective registration statement covering the resale by NMS of the shares to be delivered, (ii) the NMS Unwind Price on the date of such settlement is greater than or equal to $20.00 and
(iii) no Mandatory NMS Unwind Event (as defined below) has occurred and is continuing. There can be no assurance that a registration statement with respect to such shares will be declared and remain effective or that any of the other conditions to a stock settlement will be met. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms." If such conditions are not met, the Companies generally must deliver cash equal to the NMS Settlement Amount.

    Under the NMS Price Adjustment Mechanism, on November 26, 1998 (the "NMS Interim Settlement Date"), if the dollar volume weighted average price for shares of the Paired Common Stock on the trading day immediately preceding the Interim Settlement Date (the "NMS Reset Price") is lower than the NMS Forward Price calculated as of the NMS Interim Settlement Date, the Companies must deliver to NMS a number of shares of Paired Common Stock (the "NMS Interim Settlement Shares") equal in value (valued at the NMS Reset Price) to the product of (i) the difference between the NMS Forward Price and the NMS Reset Price times (ii) the number of the shares subject to the NMS Price Adjustment Mechanism (the "NMS Interim Settlement Amount"). If NMS Interim Settlement Shares are delivered by the Companies to NMS (other than as collateral), then
(i) the Companies must pay a placement fee equal to 2% of the product of the NMS Unwind Price and the number of shares so delivered, and (ii) the NMS Forward Price will be reduced by the quotient of (A) the NMS Unwind Price times the number of the NMS Interim Settlement Shares, divided by (B) the number of the shares of Paired Common Stock then subject to the Price Adjustment Mechanism. The NMS Price Adjustment Mechanism provides that NMS Interim Settlement Shares may be delivered only if the Companies have an effective registration statement on file with the SEC covering the resale by NMS of the shares to be so delivered. If an effective registration statement is not on file, the Companies must instead deliver cash collateral equal to the NMS Interim Settlement Amount. There can be no assurance that a registration statement with respect to such shares will be declared and remain effective. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms." In connection with the amendment to the NMS Price Adjustment Mechanism, the Companies delivered 2,375,000 shares of Paired Common Stock as collateral to NMS. The Companies previously delivered $179,000 as collateral to NMS.

    On or after October 15, 1998, if the dollar volume weighted average price of the Paired Common Stock for any two consecutive trading days does not equal or exceed certain amounts (the "NMS Unwind Thresholds"), NMS has the right to force a partial or complete settlement under the NMS Price Adjustment Mechanism. The NMS Unwind Thresholds are $20.00 (33% settlement), $18.75 (67%) and $17.25 (100%). Moreover, NMS has the right to force a complete settlement under the NMS Price Adjustment Mechanism upon the occurrence of any of the following (each a "Mandatory NMS Unwind Event"): (i) default of the Companies with respect to certain indebtedness, (ii) declaration by the Companies of bankruptcy or insolvency or failure to post sufficient cash collateral, (iii) failure of the Companies to have caused a registration statement covering the resale of the shares of Paired Common Stock received by NMS under the NMS Purchase Agreement and NMS Price Adjustment Mechanism to become effective on or before October 15, 1998, or (iv) the sale or refinancing by the Companies of certain properties in which the net proceeds of such sale or refinancing (up to the amount necessary to effect a complete cash settlement) are not applied to a cash settlement under the NMS Price Adjustment Mechanism. Finally, the NMS Price Adjustment Mechanism provides that, upon the consummation of the sale or refinancing of certain properties by the Companies with a third party, the Companies must apply the net proceeds to the extent necessary to effect a complete cash settlement under the NMS Price Adjustment Mechanism. The Companies have agreed to use all commercially reasonable efforts to effect such sale or refinancing.

    PAINEWEBBER TRANSACTION. On April 6, 1998, the Companies entered into transactions with PaineWebber Incorporated ("PaineWebber") and PaineWebber Financial Products, Inc. ("PWFS" and, together with PaineWebber, the "PaineWebber Parties"). Pursuant to the terms of a Purchase Agreement dated as of April 6, 1998 (the "PaineWebber Purchase Agreement"), PaineWebber purchased 5,150,000 shares of Paired Common Stock (the "Initial PaineWebber Shares") from the Companies at a purchase price of $27.01125 per share, which reflected a 2% discount to the last reported sale price of the Paired Common Stock on April 3, 1998, for net proceeds of approximately $139.1 million.

    In connection with the issuance of the Initial PaineWebber Shares, the Companies entered into a Purchase Price Adjustment Mechanism Agreement, dated as of April 6, 1998, with PWFS (as amended on August 14, 1998, the "PaineWebber Price Adjustment Agreement"). Pursuant to the PaineWebber Price

Adjustment Agreement, before October 15, 1998, PWFS may agree with the Companies at any time (or, on any of June 30, 1998 or September 30, 1998 (each a "PW Reset Date"), the Companies may cause PWFS) to sell some or all of the Initial PaineWebber Shares through one or more specified methods (in each case a "PW Settlement"). At each PW Settlement, the purchase price of the Initial PaineWebber Shares subject to the PW Settlement is adjusted based upon the difference between (i) the proceeds (net of a negotiated resale spread or underwriting discount) received by PWFS from the sale of the shares of Paired Common Stock and (ii) a reference price (the "Reference Price") equal to the closing price for a share of Paired Common Stock on April 3, 1998 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Initial PaineWebber Shares prior to the date of such PW Settlement (such difference, the "PW Price Difference"). If the PW Price Difference is positive, PWFS is obligated to deliver shares of Paired Common Stock or cash to the Companies equal in value to the aggregate PW Price Difference. If the PW Price Difference is negative, the Companies are obligated to deliver additional shares of Paired Common Stock equal in value (net of a negotiated resale spread or underwriting discount, as the case may be) to the aggregate PW Price Difference to PWFS. The PaineWebber Price Adjustment Agreement provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by PWFS of the shares to be delivered. There can be no assurance that a registration statement with respect to such shares will be declared and remain effective. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms."

    In addition, within five business days following a PW Settlement or each PW Reset Date, if the Reference Price times the number of shares subject to the PaineWebber Price Adjustment exceeds the product of the closing price of the Paired Common Stock as of such relevant date times the number of shares subject to the PaineWebber Price Adjustment Agreement by more than $5,000,000 (such excess amount, the "Collateral Amount"), the Companies are required to deliver to PWFS a number of shares of Paired Common Stock (the "Collateral Shares") equal in value (valued at the closing price of the Paired Common Stock on the relevant date) to the Collateral Amount; provided, that if the resale by PWFS of the shares to be so delivered is not covered by an effective registration statement, then the Companies must, at their option, deliver to PWFS, either (i) a number of Collateral Shares equal in value to 125% of the Collateral Amount or
(ii) cash collateral equal to the Collateral Amount. The number of Collateral Shares and/or amount of cash collateral held by PWFS will be adjusted every other week. There can be no assurance that a registration statement with respect to any Collateral Shares will be declared and remain effective. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms." On July 8, 1998, the Companies delivered 600,954 shares of Paired Common Stock as Collateral Shares to PWFS. In connection with the Amendment to the PaineWebber Price Adjustment Agreement, the Companies delivered 2,347,218 shares of Paired Common Stock as Collateral Shares to PWFS.

    If the closing price of the Paired Common Stock on any trading day does not equal or exceed $16.00, PWFS has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement. PWFS also has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement if the Companies (i) are in default with respect to certain specified indebtedness of the Companies, (ii) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with PWFS, or (iii) fail to deliver to PWFS on or before September 30, 1998, an effective registration statement covering the sale of the shares of Paired Common Stock delivered to PWFS.

    UBS TRANSACTION. On December 31, 1997, the Companies entered into transactions with UBS Limited and Union Bank of Switzerland, London Branch (together with its successor, UBS AG, London Branch, "UBS" and, together with Warburg Dillon Read, LLC, the successor to UBS Limited, the "UBS Parties"). Pursuant to the terms of a Purchase Agreement dated as of December 31, 1997 (the "UBS Purchase Agreement"), UBS Limited purchased 3,250,000 shares of Paired Common Stock (the "Initial UBS Shares") from the Companies at a purchase price of $28.8125 per share (the last reported sale price of the Paired Common Stock on December 30, 1997) for approximately $91.8 million in net proceeds. UBS received from the Companies a placement fee of 2%, or approximately $1.9 million.

    In connection with the issuance of the Initial UBS Shares, the Companies entered into a Forward Stock Contract, dated as of December 31, 1997, with UBS (as amended on August 14, 1998, the "Forward Stock Contract"). Pursuant to the Forward Stock Contract, the Companies have agreed to purchase on or before October 15, 1998, in one or more transactions (each a "UBS Settlement"), from UBS a number of shares of Paired Common Stock equal to the number of Initial UBS Shares, at a per paired share price equal to $28.8125 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on shares of the Paired Common Stock (the "UBS Forward Price"). The forward accretion component represents a guaranteed rate of return to UBS. The shares of Paired Common Stock to be delivered to or by UBS may consist of shares of Paired Common Stock acquired under the UBS Purchase Agreement or otherwise.

    The Companies may effect a UBS Settlement by (i) delivering to UBS shares of Paired Common Stock (the "UBS Settlement Shares") equal in value (valued at the daily average closing price for shares of the Paired Common Stock over a specific period of time (the "UBS Unwind Price")) to the UBS Forward Price at the time of such UBS Settlement times the number of shares of Paired Common Stock subject to such UBS Settlement (the "UBS Settlement Amount") in exchange for such number of shares, (ii) delivering to (or, in the event the UBS Unwind Price is greater than the UBS Forward Price, receiving from) UBS a number of shares of Paired Common Stock equal to the difference between the number of the UBS Settlement Shares and the number of shares subject to such UBS Settlement, or (iii) delivering to UBS cash equal to the UBS Settlement Amount in exchange for the shares subject to such UBS Settlement. If the Companies make a UBS Settlement in shares of Paired Common Stock, they must also pay to UBS (i) an unwind accretion fee (payable in cash or shares) equal to 50% of the UBS Settlement Amount times the imputed return of LIBOR plus 140 basis points over the period designated for such UBS Settlement and (ii) a placement fee equal to 0.50% of the UBS Settlement Amount. The Forward Stock Contract provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by UBS of the shares to be delivered. If an effective registration statement is not on file, the Companies generally must deliver cash equal to the UBS Settlement Amount, except that in the case of a mandatory early settlement (discussed below), the Companies may deliver unregistered shares of Paired Common Stock in an amount necessary to guarantee that UBS will receive the UBS Settlement Amount in private resales of such shares. There can be no assurance that a registration statement with respect to settlement shares will be declared and remain effective. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms."

    The Forward Stock Contract provides that on each of March 31, 1998, June 30, 1998 and September 30, 1998 (each a "UBS Interim Settlement Date"), if the closing price for shares of the Paired Common Stock on the trading day immediately preceding such UBS Interim Settlement Date (the "UBS Reset Price") is lower than the UBS Forward Price calculated as of the UBS Interim Settlement Date, the Companies are required to deliver to UBS cash collateral equal to the product of (i) the difference between the UBS Forward Price and the UBS Reset Price, times (ii) the number of shares subject to the Forward Stock Contract (the "UBS Interim Settlement Amount"). With the prior written consent of UBS, the Companies may elect to deliver to UBS a number of shares of Paired Common Stock (the "UBS Interim Settlement Shares") equal in value (valued at the UBS Reset Price) to 125% of the UBS Interim Settlement Amount. The amount of cash collateral or number of shares so held will be adjusted every other week. To date, the Companies have delivered an aggregate of approximately $35.6 million as cash collateral to UBS. See "--Potential Dilution and Liquidity Effects of the Purchase Price Adjustment Mechanisms."

    If the average closing price of the Paired Common Stock for any two consecutive trading days does not equal or exceed $16.00 (the "UBS Unwind Threshold"), UBS has the right to force a complete settlement under the Forward Stock Contract. UBS also has the right to force a complete settlement under the Forward Stock Contract if the Companies (i) are in default with respect to certain financial covenants under the Forward Stock Contract, (ii) are in default under the Corporation's credit facility with Chase Manhattan Bank, (iii) are in default with respect to certain specified indebtedness of the Companies,
(iv) declare bankruptcy or become insolvent or fail to post sufficient cash collateral, (v) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with UBS, or (vi) fail to deliver to UBS, on or before September 30, 1998, an effective registration statement covering the sale of the shares of Paired Common Stock delivered to UBS.

    POTENTIAL DILUTION AND LIQUIDITY EFFECTS OF THE PRICE ADJUSTMENT
MECHANISMS. If the reset price or unwind price (in the case of the UBS and NMS transactions) or the market price (in the case of the PWFS transaction) of the Paired Common Stock is less than the applicable forward price or reference price on a given settlement date or interim settlement or reset date, the Companies will be obligated to deliver cash or additional shares of Paired Common Stock to effect such settlement, interim settlement or reset. Delivery of cash would adversely affect the Companies' liquidity, and delivery of shares would have dilutive effects on the capital stock of the Companies. Moreover, settlement (whether by reason of a drop in the price of the Paired Common Stock or otherwise) may force the Companies to issue shares of Paired Common Stock at a depressed price, which may heighten the dilutive effects on the capital stock of the Companies. The dilutive effect of a stock settlement and the adverse liquidity effect of a cash settlement increase significantly as the market price of the Paired Common Stock declines below the applicable forward price or reference price. Furthermore, under certain circumstances, the Companies may settle in shares of Paired Common Stock only if an effective registration statement covering such shares is on file. There can be no assurance that a registration statement with respect to any such shares will be declared and remain effective. If the Companies settled all three transactions on August 14, 1998, they would be obligated to deliver to the counterparties a total of approximately $331.5 million in cash (net of cash currently held as collateral by the counterparties) and would receive from the counterparties a total of 13.3 million shares of Paired Common Stock plus all shares of Paired Common Stock then held as collateral by the counterparties.

PARTICIPATING LEASE REVENUE RECOGNITION

    In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. Management has reviewed the terms of its Participating Leases and has determined that the provisions of EITF 98-9 will impact Patriot's current revenue recognition on an interim basis, but will have no impact on Patriot's annual participating rent revenue or interim cash flow from its Participating Leases. Patriot has adopted the provisions of EITF 98-9 and elected to apply the provisions of the new pronouncement on a prospective basis.

PATRIOT AMERICAN HOSPITALITY, INC.

RESULTS OF OPERATIONS: QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED
  JUNE 30, 1997

    Patriot's lease revenue from the Lessees (including Wyndham) for the quarter ended June 30, 1998, increased 265% from $36,973,000 in 1997 to $135,002,000 in
1998. This increase is primarily due to the acquisition of 174 hotel properties during the past twelve months. Patriot owned or leased 228 hotel properties as of June 30, 1998. Additionally, for the three months ended June 30, 1998, Patriot reported $1,377,000 of lease revenue related to the sub-lease of the Racecourse facility and land to Wyndham. Interest and other income increased from $757,000 in 1997 to $5,255,000 in 1998 which is primarily attributable to additional investments in Subscription Notes and other notes receivable from Wyndham and interest and dividend income earned on cash investments. Interest and other income for the three months ended June 30, 1998 includes $3,278,000 of interest income related to notes receivable from Wyndham.

    Generally, Patriot's Participating Leases provide for the payment of the greater of (i) a fixed base rent or (ii) participating rent, based on the revenue of the hotels, plus certain additional charges, as applicable. The Participating Leases contain annual revenue thresholds used to calculate the various tiers of participating rent which are prorated on a monthly basis to determine monthly participating rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and the seasonality of the hotel operations. Patriot elected to adopt the provisions of EITF 98-9 beginning in May 1998. The effect of the change was to defer recognition of $5,681 of lease revenue during the quarter ended June 30, 1998.

    For the three months ended June 30, 1998 as compared to the same period for 1997, Patriot experienced significant increases in expenses as a result of the acquisition of hotels discussed above.

    Real estate and personal property taxes and casualty insurance were $13,300,000 for the three months ended June 30, 1998, compared to $3,765,000 for the three months ended June 30, 1997.

    Ground lease expense increased from $338,000 to $13,609,000 for the three months ended June 30, 1997 compared to the same period in 1998 as a result of acquisition of properties subject to existing ground leases, including $1,194,000 related to the Racecourse land lease with an affiliate of PaineWebber, Inc.

    General and administrative expenses were $4,719,000 for the three months ended June 30, 1998, compared to $2,299,000 for 1997. This increase is primarily attributable to Patriot's tremendous growth over the past year through mergers and acquisitions. General and administrative expenses include the amortization of unearned stock compensation of $1,324,000 for 1998 and $1,306,000 for 1997. Additionally, Patriot incurred expenses of $237,000 in 1998 associated with evaluating properties and companies to be acquired which were ultimately not purchased, compared to $87,000 for 1997.

    Interest expense for the three months ended June 30, 1998 was $50,777,000 compared to $9,523,000 in 1997. Patriot's outstanding debt obligations as of June 30, 1998 and 1997 were approximately $3.5 billion and $584.3 million, respectively. The primary components of interest expense for the three months ended June 30, 1998 are $32,429,000 of interest related to the revolving credit facility and term loans, $6,373,000 of interest on mortgage notes, $5,374,000 of amortization of deferred financing costs and $9,017,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the three months ended June 30, 1997 consists primarily of $9,087,000 of interest on Patriot's old line of credit facility and mortgage note balances outstanding and $436,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $2,416,000 and $869,000 for the three months ended June 30, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

    In connection with Patriot's acquisition of three leasehold interests for hotels that Patriot owns and leased to certain of the Lessees, Patriot recognized expense of $4,339,000 related to the cost of acquiring these leaseholds.

    Depreciation and amortization expense was $41,196,000 for the three months ended June 30, 1998 compared to $9,510,000 for the same period in 1997.

    Patriot's share of income from unconsolidated subsidiaries was $15,656,000 for the second quarter of 1998 compared to $2,072,000 for the second quarter of 1997.

    Minority interest share of income in the Patriot Partnership was $2,140,000 and $2,302,000 for the three months ended June 30, 1998 and 1997, respectively. Minority interest share of income in Patriot's other consolidated subsidiaries was $1,895,000 for the second quarter of 1998 and $247,000 for the second quarter of 1997.

    Patriot repaid certain debt obligations of Interstate and Summerfield in connection with the Interstate Merger and the Summerfield Acquisition which closed during the quarter. As a result, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt in the aggregate amount of $11,843,000.

    As a result, net income was $12,059,000 for the three months ended June 30, 1998 and $11,818,000 for the three months ended June 30, 1997.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS
  ENDED JUNE 30, 1997

    Patriot's lease revenue from the Lessees (including Wyndham) for the six months ended June 30, 1998, increased 240% from $71,986,000 in 1997 to $244,651,000 in 1998. This increase is primarily due to the acquisition of 174 hotel properties during the past twelve months. Additionally, for the six months ended June 30, 1998, Patriot reported $2,787,000 of lease revenue related to the sub-lease of the Racecourse facility and land to Wyndham. Interest and other income increased from $1,132,000 in 1997 to $8,771,000 in 1998 which is primarily attributable to investments in Subscription Notes and other notes receivable from Wyndham and interest and dividend income earned on cash investments. Interest and other income for the six months ended June 30, 1998 includes $6,028,000 of interest income related to notes receivable from Wyndham.

    As discussed above, Patriot elected to adopt the provisions of EITF 98-9 (which provides new guidance for accounting procedures to be applied when accounting for participating lease income) beginning in May 1998. The effect of the change was to defer recognition of $5,681 of lease revenue during the six months ended June 30, 1998. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and the seasonality of the hotel operations.

    For the six months ended June 30, 1998 as compared to the same period for 1997, Patriot experienced significant increases in expenses as a result of the acquisition of hotels discussed above.

    Real estate and personal property taxes and casualty insurance were $25,224,000 for the six months ended June 30, 1998, compared to $6,966,000 for the six months ended June 30, 1997.

    Ground lease expense increased from $683,000 to $20,167,000 for the six months ended June 30, 1997 compared to the same period in 1998 as a result of acquisition of properties subject to existing ground leases, including $2,363,000 related to the Racecourse land lease with an affiliate of PaineWebber, Inc.

    General and administrative expenses were $10,002,000 for the six months ended June 30, 1998, compared to $5,081,000 for 1997. This increase is primarily attributable to Patriot's tremendous growth over the past year through mergers and acquisitions. General and administrative expenses include the amortization of unearned stock compensation of $2,660,000 for 1998 and $1,927,000 for 1997. Additionally, Patriot incurred expenses of $550,000 in 1998 associated with evaluating properties and companies to be acquired which were ultimately not purchased, compared to $655,000 for 1997.

    Interest expense for the six months ended June 30, 1998 was $85,027,000 compared to $17,328,000 in 1997. Patriot's outstanding debt obligations as of June 30, 1998 and 1997 were approximately $3.5 billion and $584.3 million, respectively. The primary components of interest expense for the six months ended

June 30, 1998 are $54,987,000 of interest related to the revolving credit facility and term loans, $14,316,000 of interest on mortgage notes, $8,876,000 of amortization of deferred financing costs and $11,459,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the six months ended June 30, 1997 consists primarily of $16,564,000 of interest on Patriot's old line of credit facility and mortgage note balances outstanding and $764,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $4,611,000 and $951,000 for the six months ended June 30, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

    In connection with Patriot's acquisition of three leasehold interests for hotels that Patriot owns and leased to certain of the Lessees, Patriot recognized expense of $4,339,000 related to the cost of acquiring these leaseholds.

    Depreciation and amortization expense was $61,693,000 for the six months ended June 30, 1998 compared to $18,006,000 for the same period in 1997.

    Patriot's share of income from unconsolidated subsidiaries was $19,248,000 for the first half of 1998 compared to $3,093,000 for 1997.

    Minority interest share of income in the Patriot Partnership was $5,268,000 and $4,534,000 for the six months ended June 30, 1998 and 1997, respectively. Minority interest share of income in Patriot's other consolidated subsidiaries was $2,428,000 for the first half of 1998 and $447,000 for 1997.

    Patriot repaid certain debt obligations of Old Wyndham, Interstate and Summerfield in connection with the Wyndham Merger, the Interstate Merger and the Summerfield Acquisition. As a result, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt in the aggregate amount of $30,560,000.

    As a result, net income was $27,556,000 for the six months ended June 30, 1998 and $23,166,000 for the six months ended June 30, 1997.

WYNDHAM INTERNATIONAL, INC.

    As of June 30, 1998, Wyndham leased 214 hotels from Patriot, managing 202 of those hotels, and managed 174 hotels for third parties. In addition, Wyndham operated the Bay Meadows Racecourse. Subsequent to the Cal Jockey Merger in July 1997, the major portion of the revenues of Wyndham and Patriot have been derived from the leasing and operation of hotels.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1998

    For the three months ended June 30, 1998, Wyndham (including its consolidated subsidiaries) had room revenues of $261,126,000 from the 289 hotels it operated during the period. Food and beverage and telephone and other revenues were $140,681,000 for the period. In addition, Wyndham reported management fee and service fee income of $23,144,000 for the three months ended June 30, 1998. Interest and other income for the period included $1,247,000 of interest income related to the Subscription Notes and other notes receivable from Patriot.

    Lease payments paid to Patriot pursuant to the Participating Leases, other hotel sub-leases and the Racecourse facility lease were $127,178,000 for the second quarter of 1998. Hotel operating expenses were $272,111,000 for the period.

    General and administrative expenses were $15,783,000 for the period and consist primarily of salaries and wages of personnel.

    Interest expense of $8,099,000 for the second quarter of 1998 is primarily attributable to debt obligations related to the three hotels acquired in the WHG Merger. The amount also includes $3,278,000 of interest expense related to the Subscription Notes and other notes payable to Patriot.

    In connection with the CHCI Merger, Wyndham acquired 17 leasehold interests for hotels that Patriot owns. As a result, Wyndham recognized expense of $52,723,000 related to the cost of acquiring these leaseholds.

    Total revenues from the Racecourse facility operations were $1,942,000 for the three months ended June 30, 1998. Expenses associated with the Racecourse operations were $2,673,000 for the three months ended June 30, 1998. There were no live racing days conducted during the quarter.

    Minority interest's share of losses associated with the Wyndham Partnership was $6,641,000 for the three months ended June 30, 1998. Minority interest's share of income in Wyndham's other consolidated subsidiaries was $13,420,000 in 1998.

    As a result, the net loss was $43,832,000 for the three months ended June 30, 1998.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998

    For the six months ended June 30, 1998, Wyndham (including its consolidated subsidiaries) had room revenues of $439,157,000 from the 289 hotels it operated during the period. Food and beverage and telephone and other revenues were $236,463,000 for the period. In addition, Wyndham reported management fee and service fee income of $37,248,000 for the six months ended June 30, 1998. Interest and other income for the period included $2,363,000 of interest income related to the Subscription Notes and other notes receivable from Patriot.

    Lease payments paid to Patriot pursuant to the Participating Leases, other hotel sub-leases and the Racecourse facility lease were $216,262,000 for the first half of 1998. Hotel operating expenses were $454,483,000 for the period.

    General and administrative expenses were $27,806,000 for the period and consist primarily of salaries and wages of personnel.

    Interest expense of $13,798,000 for the first half of 1998 is primarily attributable to debt obligations related to the three hotels acquired in the WHG Merger. The amount also includes $6,028,000 of interest expense related to the Subscription Notes and other notes payable to Patriot.

    In connection with the CHCI Merger, Wyndham acquired 17 leasehold interests for hotels that Patriot owns. As a result, Wyndham recognized expense of $52,723,000 related to the cost of acquiring these leaseholds.

    Total revenues from the Racecourse facility operations were $24,991,000 for the six months ended June 30, 1998. Expenses associated with the Racecourse operations were $20,857,000 for the six months ended June 30, 1998. The Racecourse operated for 50 live racing days during the six months ended June 30, 1998.

    Minority interest's share of losses associated with the Wyndham Partnership was $6,715,000 for the six months ended June 30, 1998. Minority interest's share of income in Wyndham's other consolidated subsidiaries was $16,361,000 in 1998.

    As a result, the net loss was $40,651,000 for the six months ended June 30, 1998.

STATISTICAL INFORMATION

    Second quarter 1998 operating performance across the Companies' owned portfolio improved over the second quarter of 1997, as reflected in a 7.5% increase in revenue per available room ("RevPAR"), a 5.8% increase in average daily rate ("ADR"), and an improvement of 1.6% in occupancy.

    Similarly, second quarter 1998 operating performance across Wyndham's comparable branded portfolio of owned and managed hotels (hotels in the portfolio for one full common fiscal quarter in both periods presented) improved over the 1997 second quarter, as reflected in a 10.2% increase in RevPAR, an 8.5% increase in ADR, and a 1.5% improvement in occupancy.

    The Wyndham-branded comparable portfolio was led by strong growth in the Resort division, which posted a 37.4% increase in RevPAR, as several recently renovated properties contributed to the improved performance against weak 1997 results. The Garden division also experienced strong performance, with an 8.3% RevPAR increase driven by improved results at hotels added in the past 18 months. During the second quarter of 1998, Patriot converted 10 hotels, representing approximately 2,200 rooms, to the Wyndham brand; nine of these properties were former Grand Heritage properties, now branded as Wyndham Grand Heritage Hotels, a new product line within the Wyndham family.

                                                                                   THREE MONTHS ENDED JUNE 30
                                                                ----------------------------------------------------------------
                                                                     OCCUPANCY                ADR                  REVPAR
                                                                --------------------  --------------------  --------------------

                                                                  1998       1997       1998       1997       1998       1997
                                                                ---------  ---------  ---------  ---------  ---------  ---------
The Companies' owned hotels...................................       75.9%      74.7% $  107.08  $  101.20  $   81.30  $   75.60
Wyndham-brand comparable portfolio............................       73.5%      72.4% $  106.93  $   98.54  $   78.59  $   71.33

    For the six months ended June 30, 1998, the Companies' owned portfolio also improved over the comparable period in 1997, as reflected in an 8.1% increase in RevPAR, a 5.9% increase in ADR, and an improvement of 2.1% in occupancy.

    Similarly, operating performance across Wyndham's comparable branded portfolio of owned and managed hotels for the six-month period improved over last year, as reflected in an 11.2% increase in RevPAR, an 8.1% increase in ADR, and an improvement of 2.9% in occupancy.

                                                                                    SIX MONTHS ENDED JUNE 30
                                                                ----------------------------------------------------------------
                                                                     OCCUPANCY                ADR                  REVPAR
                                                                --------------------  --------------------  --------------------

                                                                  1998       1997       1998       1997       1998       1997
                                                                ---------  ---------  ---------  ---------  ---------  ---------
The Companies' owned hotels...................................       73.5%      72.0% $  110.86  $  104.70  $   81.51  $   75.38
Wyndham-brand comparable portfolio............................       71.6%      69.6% $  109.36  $  101.12  $   78.25  $   70.39

COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

    The Companies' principal source of cash to fund operating expenses and distributions to stockholders is cash flow provided by operating activities. Patriot's principal source of revenue is rent payments from the Lessees and Wyndham under the Participating Leases. Wyndham's principal source of cash flow is from the operation of the hotels that it leases and/or manages. The Lessees' and Wyndham's ability to make the rent payments to Patriot is dependent upon their ability to efficiently manage the hotels and generate sufficient cash flow from operation of the hotels.

    Combined cash and cash equivalents as of June 30, 1998 were $163.5 million, including capital improvement reserves of $25.2 million. Combined cash flows from operating activities of the Companies were $160.5 million for the first half of 1998, which represent a combination of the collection of rents under Participating Leases with third party Lessees and cash flows generated by the hotels operated by Wyndham.

    Cash and cash equivalents for Patriot as of June 30, 1997 was $9.0 million, including capital improvement reserves of $4.5 million. Cash flows from operating activities of Patriot were $38.5 million for the first half of 1997, which primarily represent the collection of rents under Participating Leases.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    During the first half of 1998, the Companies experienced a period of rapid growth, acquiring an aggregate of $4.5 billion of hotel properties and management companies. These transactions included the Wyndham Merger, the WHG Merger, the Arcadian Acquisition, the Interstate Merger, the Summerfield Acquisition, the CHCI Merger, and the acquisition of four additional hotel properties and the Golden Door Spa. These transactions were funded with a combination of an aggregate of approximately $1.4 billion in cash (primarily drawn from the Companies' Revolving Credit Facility and Term Loans), issuance of and assumption of other debt aggregating approximately $1.4 billion and the issuance of an aggregate of approximately $1.7 billion of equity securities.

    Combined cash flows used in investing activities of the Companies were $1.4 billion for the six months ended June 30, 1998, resulting primarily from the acquisition of hotel properties and management companies, renovation expenditures at certain hotels, as well as cash deposited on collateral under one of the Price Adjustment Mechanisms. Combined cash flows from investing activities of $1.3 billion for the six months ended June 30, 1998 were primarily related to borrowings on the Revolving Credit Facility and mortgage notes, and net proceeds from private placements of equity securities, net of payments of dividends and distributions.

    Patriot's cash flows used in investing activities were $315.3 million for the six months ended June 30, 1997, resulting primarily from the acquisition of hotel properties. Cash flows from Patriot's financing activities of $279.2 million for the six months ended June 30, 1997 were primarily related to borrowings on Patriot's previous line of credit facility, net of payments of dividends and distributions.

    As of June 30, 1998, Patriot had approximately $841.1 million outstanding under its Revolving Credit Facility and $1.8 billion outstanding on its Term Loans. As of June 30, 1998, the Companies also had over $1.1 billion of mortgage and other debt outstanding, resulting in total indebtedness of approximately $3.7 billion. As of June 30, 1998, the Companies had approximately $34.5 million of availability under the Revolving Credit Facility in addition to cash on hand.

    Patriot has entered into the transactions with three counterparties involving the sale of an aggregate of 13.3 million shares of Paired Common Stock, with related Purchase Price Adjustments Mechanisms. The terms of the Purchase Price Adjustment Mechanisms require the Companies to issue additional shares of Paired Common Stock or pay a cash settlement amount from time to time based upon the difference between the respective index prices and the respective forward prices, multiplied by the principal amount. For a description of the potential dilution and liquidity effects of the Purchase Price Adjustment Mechanisms, see "--Sale of Paired Common Stock with Price Adjustment Mechanisms."

    Expenses related to the rapid pace of acquisitions during the first six months of 1998, coupled with the Companies' operating expenses and capital expenditures and development programs, have resulted in Patriot being fully drawn of all available funds under the existing Revolving Credit Facility as of August 14, 1998. Management believes that the Companies have borrowing capacity in addition to the Revolving Credit Facility and is currently negotiating to obtain additional bank financing to fund working capital and other current cash requirements. The Companies are also evaluating additional sources of capital, including, without limitation, refinancing existing indebtedness, issuing additional equity securities or debt, and divesting certain non-core, non-proprietarily branded hotel assets to fund other capital requirements. No assurances can be made regarding the availability or terms of additional sources of capital in the future. Additionally, if the Companies are unable to secure additional sources of financing in the future, no assurances can be made that a future lack of financing sources would not have a material adverse effect on the Companies' financial condition and results of operations.

RENOVATIONS AND CAPITAL IMPROVEMENTS

    During the first half of 1998, the Companies invested approximately $70 million to renovate or re-brand hotels. Pursuant to certain of the Participating Leases, Patriot is obligated to establish a reserve for each such hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E"). The aggregate amount of such reserves averages 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed these reserves in a single year.

    The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves, the revolving credit facility or other financing sources or with working capital.

LEGISLATION AFFECTING THE PAIRED SHARE STRUCTURE

    Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 269B(a)(3) of the Code would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation whose activities are inconsistent with REIT status, such as Wyndham. The "grandfathering" rules governing Section 296B generally provide, however, that Section 296B(a)(3) does not apply to a paired REIT if the REIT and its paired operating company were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger into a grandfathered REIT or otherwise. Moreover, although Patriot's and Wyndham's respective predecessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983, if for any reason Cal Jockey failed to qualify as a REIT in 1983 the benefit of the grand fathering rule would not be available to Patriot and Patriot would not qualify as a REIT for any taxable year.

    Patriot's exemption from the anti-pairing rules could be lost, or its ability to utilize the paired structure could be revoked or limited, as a result of future legislation. In this regard, legislation to freeze the grandfathered status of paired share REITS such as Patriot was included in the Internal Revenue Service Restructuring and Reform Act of 1998 (the "IRS Reform Act of 1998"), which was signed into law by the President on July 22, 1998.

    Under the IRS Reform Act of 1998, the anti-pairing rules generally apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham, or a subsidiary or partnership in which a 10% or greater interest is owned by Patriot or Wyndham (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the grandfathered status of any property under the foregoing rules will be lost if the rent on a lease entered into or renewed after March 26, 1998, with respect to such property exceeds an arm's-length rate. The IRS Reform Act of 1998 also provides that a property held by Patriot or Wyndham that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

    The IRS Reform Act of 1998 generally permits Patriot to continue its current method of operations with respect to its existing assets, including the assets acquired in the Interstate Merger, the Arcadian Acquisition, the Summerfield Acquisition and the CHI Merger. However, the legislation would require Patriot to modify its method of operations with respect to newly acquired assets. Patriot has been considering various alternatives, including a possible recapitalization or restructuring of its operations, in response to the legislation. However, if Patriot fails to or is unable to take such steps, the legislation could have a material adverse effect on the future growth of Patriot. There can be no assurance that other legislation affecting REIT qualification will not be enacted. Any such legislation could have a material adverse effect on the Companies.

INFLATION

    Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit Wyndham's and the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

    The hotel industry is seasonal in nature. Revenues for certain of Patriot's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Companies' revenues.

YEAR 2000 COMPLIANCE

    The Companies recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and have adopted an extensive compliance program. The Companies are completing the inventory of their information technology and other electronic assets (such as, but not limited to, automated time clocks, point-of-sale, non-information technology systems, including embedded systems that operate security systems, phone systems, energy management systems and other systems) used in the Companies' businesses that may be affected by Year 2000 issues and the related assessment of those assets' Year 2000 compliance. The Companies have completed their assessment of their primary information technology infrastructure and expect to complete the inventory and assessment of substantially all of their Hotels, other than Hotels acquired in the Arcadian Acquisition and the Interstate Merger, by September 15, 1998. The Companies are beginning the inventory and assessment of the systems used in the operation of the Hotels acquired in the Arcadian Acquisition and the Interstate Merger and expect to complete that assessment in the fourth quarter of this year. In addition, 78 of the owners of hotels managed by Wyndham but not owned by Patriot and tenants of hotels owned by Patriot but not leased or operated by Wyndham have indicated they intend to effect their own compliance programs. To the Companies' knowledge, the owners of 27 hotels which are managed by Wyndham have not undertaken any compliance efforts as of this date.

    The Company is also surveying its vendors and service providers that are critical to the Companies' businesses to determine whether they are Year 2000 compliant. The Companies expect that these surveys will be completed in the fourth quarter of 1998, but cannot guarantee that all vendors or service providers will comply with the Companies' surveys, and therefore the Companies may not be able to determine Year 2000 compliance of those vendors or service providers. At that time, the Companies will determine the extent to which the Companies will be able to replace non-compliant vendors. Due to the lack of an alternative source, there may be instances in which the Companies will have no alternative but to remain with non-compliant vendors or service providers.

    The Companies are presently negotiating with the vendor that is expected to perform the remediation of the Companies' systems. The scope and cost of this work is not yet known until the inventory and assessment phase is completed.

    The Companies believe that their reprogramming, upgrading and systems replacements will be implemented and tested by June 30, 1999. The Companies believe that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems.

    In addition to those systems within the Companies' control and the control of its vendors and suppliers, there are other systems that could have an impact on the Companies' businesses and which may not be Year 2000 compliant by January 1, 2000. These systems could affect the operations of the air traffic control system and airlines or other segments of the lodging and travel industries, or the economy and travel generally. In addition, these systems could affect the Hotels owned by third parties but managed by Wyndham or the third parties that lease Hotels owned by Patriot which are implementing their own compliance programs. These systems are outside of the Companies' control or influence and their compliance may not be verified by the Companies. However, these systems could adversely affect the Companies' financial condition or results of operation.

    If the Companies are not successful in implementing their Year 2000 compliance plan, the Companies may suffer a material adverse impact on their consolidated results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Companies expect to develop contingency plans if they determine that the compliance plans will not be implemented by June 30, 1999.

    To date, the Companies have expended $600,000 in connection with the inventory and assessment of their information technology and other electronic assets. The Companies presently expect to expend an additional $1.2 million to complete the inventory and assessment phase of the compliance program.

FUNDS FROM OPERATIONS

    Combined Funds from Operations of the Companies (as defined and computed below) was $88.3 million for the three months ended June 30, 1998 and $24.5 million for the three months ended June 30, 1997. Combined Funds from Operations was $163.9 million for the six months ended June 30, 1998 and $47.4 million for the six months ended June 30, 1997.

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

    The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended June 30, 1998 and 1997:

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------

                                                                                                (IN THOUSANDS)
Net (loss) income..........................................................................  $  (26,254) $  11,818
Add:
  Extraordinary loss from extinguishment of debt...........................................      11,843         --
  Minority interest in the Operating Partnerships..........................................      (4,501)     2,302
  Depreciation of buildings and improvements and furniture, fixtures and equipment.........      39,296      9,480
  Amortization of goodwill and other assets................................................       5,313         22
  Amortization of management contracts and trade names.....................................       4,983         --
  Amortization of capitalized lease costs..................................................       1,505         36
  Cost of acquiring leaseholds.............................................................      57,062         --
Adjustment for Funds from Operations of unconsolidated subsidiaries:
  Equity in earnings of unconsolidated subsidiaries........................................      (2,293)    (2,072)
  Funds from Operations of unconsolidated subsidiaries.....................................       3,436      2,923
Adjustment for minority interest share of Funds from Operations of other consolidated subsidiaries:
  Minority interest in earnings of consolidated subsidiaries...............................       1,658         --
  Minority interest in Funds from Operations of consolidated subsidiaries..................      (3,700)        --
                                                                                             ----------  ---------
Funds from Operations......................................................................  $   88,348  $  24,509
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Weighted average shares and OP Units outstanding:
  Basic....................................................................................     135,770     51,967
                                                                                             ----------  ---------
                                                                                             ----------  ---------
  Diluted..................................................................................     143,442     53,614
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the six months ended June 30, 1998 and 1997:

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------

                                                                                                (IN THOUSANDS)
Net (loss) income..........................................................................  $   (7,842) $  23,166
Add:
  Extraordinary loss from extinguishment of debt...........................................      30,560         --
  Minority interest in the Operating Partnerships..........................................      (1,447)     4,534
  Depreciation of buildings and improvements and furniture, fixtures and equipment.........      66,961     17,947
  Amortization of goodwill and other assets................................................       9,181         44
  Amortization of management contracts and trade names.....................................       8,228         --
  Amortization of capitalized lease costs..................................................       1,505         72
  Cost of acquiring leaseholds.............................................................      57,062         --
Adjustment for Funds from Operations of unconsolidated subsidiaries:
  Equity in earnings of unconsolidated subsidiaries........................................      (5,486)    (3,093)
  Funds from Operations of unconsolidated subsidiaries.....................................       7,661      4,762
  Adjustment for minority interest share of Funds from Operations of other consolidated subsidiaries:
  Minority interest in earnings of consolidated subsidiaries...............................       3,014         --
  Minority interest in Funds from Operations of consolidated subsidiaries..................      (5,534)        --
                                                                                             ----------  ---------
Funds from Operations......................................................................  $  163,863  $  47,432
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Weighted average shares and OP Units outstanding:
  Basic....................................................................................     124,102     51,824
                                                                                             ----------  ---------
                                                                                             ----------  ---------
  Diluted..................................................................................     131,703     53,335
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MARRIOTT SETTLEMENT

    On May 27, 1998, the Companies and Interstate Hotels Company ("Interstate") entered into a settlement agreement (the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott and allowed Patriot's merger with Interstate to close on June 2, 1998.

    In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for three principal transactions: (i) the re-branding of ten Marriott hotels under the Wyndham name, (ii) the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (iii) the divestiture by the Companies by November 30, 1998 (subject to extension upon payment of certain fees by the Companies) of the third-party management business which was operated by Interstate (the "Spin-off"). The ten Marriott hotels are expected to be converted to the Wyndham brand over the next approximately 15 months.

    In the event that the Spin-off is completed after November 30, 1998, Marriott will be entitled to receive 110% of the fees otherwise due under the submanagement agreements with respect to the ten hotels Marriott will manage pursuant to the submanagement arrangement described above. In addition, if the SEC Filing is not made by November 30, 1998 or the Spin-off is not completed by January 28, 1999, the Companies will be subject to additional penalties. These additional penalties include the right on the part of Marriott to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by the Companies at their then appraised values. Moreover, the Companies, subject to any defenses they may have, would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels Marriott would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of the Companies' Marriott-branded hotels to choose an alternative manager for their hotels. As a result, each respective hotel would either: (i) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (ii) terminate the management contract with the Companies and enter into a contract with an alternative manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

DISMISSAL OF WYNDHAM STOCKHOLDERS' LITIGATION

    On April 14, 1997, an action styled KWALBRUN V. JAMES D. CARREKER, ET AL., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Old Wyndham stockholders, against Old Wyndham, Patriot and the members of the Board of Directors of Old Wyndham (the "Wyndham Stockholders' Litigation"). The Complaint alleged that the Old Wyndham Board of Directors breached its fiduciary duties owed to Old Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Merger. Subsequent to the mailing of Patriot's and Old Wyndham's Joint Proxy Statement/Prospectus on or about November 10, 1997 (the "Joint Proxy Statement/Prospectus"), the Defendants entered into arms' length negotiations that resulted in an agreement, dated November 21, 1997, as amended, to settle the Wyndham Stockholders' Litigation (the "Memorandum of Understanding"). The Memorandum of Understanding set forth the principal bases for the settlement which, among other things, included: (i) the agreement by Old Wyndham to provide the updated fairness opinion of Smith Barney Inc., financial advisor to Old Wyndham, and (ii) certain other disclosures in Patriot's and Old Wyndham's Joint Proxy Statement/Prospectus Supplement mailed on or about December 10, 1997, including (a) additional disclosures relating to the discounted cash flow analyses performed by Merrill Lynch, Pierce, Fenner & Smith Incorporated and (b) financial statements for both Old Wyndham and Patriot as of September 30, 1997. The Memorandum of Understanding and the proposed settlement were contingent upon execution of an appropriate and satisfactory Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") and related documents, and the approval of the Delaware Court of Chancery. The parties to the Memorandum of Understanding entered into the formal Stipulation on March 30, 1998 and the Delaware Court of Chancery entered an Order and Final Judgment on June 17, 1998 approving the Stipulation and dismissing the Wyndham Stockholders' Litigation with prejudice. The Delaware Court of Chancery awarded attorneys' fees and expenses to plaintiff's counsel in the aggregate amount of $350,000.00, which sum is to be paid by the defendants as provided in the Stipulation.

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

    Since March 31, 1998, the Companies have issued equity securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below.

    In April 1998, the Companies issued 5,150,000 Paired Shares to a financial institution for aggregate consideration of approximately $141.9 million in cash. The sale of the Paired Shares is subject to a price adjustment agreement which matures in April 1999.

    In May 1998, in connection with the acquisition of the Golden Door Spa in Escondido, California, the Companies issued 390,335 Paired Shares valued at approximately $10 million to one of the sellers.

    In June 1998, in connection with the Summerfield Acquisition, the Companies issued 1,397,281 Paired Shares valued at approximately $35.2 million and 3,223,795 units of limited partnership interest in each of the Patriot Partnership and the Wyndham Partnership valued at approximately $81.1 million to certain of the former owners of Summerfield.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Patriot and Wyndham each convened special meetings of their stockholders on March 30, 1998, which meetings were subsequently adjourned to April 2, 1998 (the "Special Stockholders Meetings"), to consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated December 2, 1997, by and among Interstate Hotels Company, Patriot and Wyndham (the "Interstate Merger Agreement"). On April 2, 1998, the votes of stockholders were submitted at the Patriot and Wyndham Special Stockholders Meetings. For each of Patriot and Wyndham, 63,483,644 shares were voted in favor of the Interstate Merger Agreement; 112,606 shares were voted against the Interstate Merger Agreement; and abstentions were recorded with respect to 269,293 shares.

    Patriot held its annual meeting of stockholders on May 28, 1998, to elect three directors to serve until 2001. Patriot's stockholders elected the following individuals to serve as directors for additional terms:

NAME                              VOTES FOR    WITHHOLD
------------------------------  -------------  ---------
Paul A. Nussbaum..............     77,651,439    247,906
Harlan R. Crow................     77,704,598    194,747
John C. Deterding.............     77,704,419    194,926

    Wyndham held its annual meeting of stockholders on May 28, 1998, to elect three directors to serve until 2001. Wyndham's stockholders elected the following individuals to serve as directors for additional terms:

NAME                              VOTES FOR    WITHHOLD
------------------------------  -------------  ---------
James D. Carreker.............     74,048,041    228,808
Russ Lyon, Jr.................     74,094,633    182,216
Sherwood M. Weiser............     74,091,374    185,475

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  ITEM NO.                                            DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------

      10.1   Amended and Restated Credit Agreement, dated as of June 2, 1998, among Patriot American
             Hospitality, Inc., Patriot American Hospitality Partnership, L.P., The Chase Manhattan Bank,
             PaineWebber Real Estate Securities, Inc. and various lenders identified therein (filed herewith).

      10.2   Purchase Agreement, dated as of April 6, 1998, by and among Patriot American Hospitality,
             Inc., Wyndham International, Inc., PaineWebber Incorporated and PaineWebber Financial
             Products, Inc. (incorporated by reference to Exhibit 99.1 to Patriot's and Wyndham's
             Registration Statement on Form S-3 filed July 8, 1998 (Nos. 333-58705 and 333-58705-01)).

      10.3   Purchase Price Adjustment Mechanism Agreement, dated as of April 6, 1998, by and among Patriot
             American Hospitality, Inc., Wyndham International, Inc., PaineWebber Incorporated and
             PaineWebber Financial Products, Inc. (filed herewith).

      10.4   Letter Agreement, dated August 14, 1998, by and among Patriot American Hospitality, Inc.;
             Wyndham International, Inc. and PaineWebber Financial Products, Inc. (filed herewith).

      10.5   Purchase Agreement, dated as of February 26, 1998, by and among Patriot American Hospitality,
             Inc., Wyndham International, Inc., and NMS Services, Inc. (filed herewith).

      10.6   Purchase Price Adjustment Mechanism, dated as of February 26, 1998, by and among Patriot
             American Hospitality, Inc., Wyndham International, Inc., and NMS Services, Inc. (filed herewith).

      10.7   Amendment to Agreements, dated as of August 14, 1998, by and among Patriot American
             Hospitality, Inc., Wyndham International, Inc. and NationsBanc Mortgage Capital Corporation
             (filed herewith).

  ITEM NO.                                            DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
      10.8   Purchase Agreement, dated as of December 31, 1997, by and among Patriot American Hospitality,
             Inc., Patriot American Hospitality Operating Company, UBS Limited and Union Bank of
             Switzerland (filed herewith).

      10.9   Forward Stock Contract, dated as of December 31, 1997, by and among Patriot American
             Hospitality, Inc., Patriot American Hospitality Operating Company and Union Bank of
             Switzerland (filed herewith).

     10.10   Letter Agreement, dated as of August 14, 1998, by and among Patriot American Hospitality,
             Inc., Wyndham International, Inc. and UBS AG, London Branch (filed herewith).

      27.1   Financial Data Schedule -- Patriot (filed herewith).

      27.2   Financial Data Schedule -- Wyndham (filed herewith).

    (b) Reports on Form 8-K:

    (i) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated April 2, 1998 (Nos. 001-09319 and 001-09320 filed April 8, 1998) reporting under Item 5 current developments regarding the Marriott Litigation and the consummation of the acquisition of Arcadian International Limited.

    (ii) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated April 20, 1998 (Nos. 001-09319 and 001-09320 filed April 22, 1998) reporting under Item 5 mergers and other acquisitions subsequent to December 31, 1997.

   (iii) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated May 27, 1998, as amended (Nos. 001-09319 and 001-09320 filed May 27, 1998 and May 28, 1998) reporting under Item 5 the agreement in principle to settle the Marriott Litigation.

    (iv) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated June 2, 1998 (Nos. 001-09319 and 001-09320 filed June 17, 1998) reporting under Item 2 the Interstate Merger and the Summerfield Acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 1998

                                PATRIOT AMERICAN HOSPITALITY, INC.

                                          /S/ LAWRENCE S. JONES
                                ------------------------------------------
                                            Lawrence S. Jones
                                  EXECUTIVE VICE PRESIDENT AND TREASURER
                                    (AUTHORIZED OFFICER AND PRINCIPAL
                                    ACCOUNTING AND FINANCIAL OFFICER)

                                WYNDHAM INTERNATIONAL, INC.

                                          /S/ LAWRENCE S. JONES
                                ------------------------------------------
                                            Lawrence S. Jones
                                  EXECUTIVE VICE PRESIDENT AND TREASURER
                                    (AUTHORIZED OFFICER AND PRINCIPAL
                                    ACCOUNTING AND FINANCIAL OFFICER)