Form 10-Q
period 1998-09-30
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1998-11-20
CIK 16343, 715273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

           COMMISSION FILE NUMBER 1-9319                         COMMISSION FILE NUMBER 1-9320

         PATRIOT AMERICAN HOSPITALITY, INC.                       WYNDHAM INTERNATIONAL, INC.
----------------------------------------------------  ----------------------------------------------------
   (Exact name of registrant as specified in its         (Exact name of registrant as specified in its
                      charter)                                              charter)

        DELAWARE                  94-0358820                  DELAWARE                  94-2878485
-------------------------  -------------------------  -------------------------  -------------------------
     (State or other           (I.R.S. Employer            (State or other           (I.R.S. Employer
     jurisdiction of          Identification No.)          jurisdiction of          Identification No.)
    incorporation or                                      incorporation or
      organization)                                         organization)

 1950 STEMMONS FREEWAY,                                1950 STEMMONS FREEWAY,
       SUITE 6001                                            SUITE 6001
      DALLAS, TEXAS                  75207                  DALLAS, TEXAS                  75207
-------------------------  -------------------------  -------------------------  -------------------------
  (Address of principal           (Zip Code)            (Address of principal           (Zip Code)
   executive offices)                                    executive offices)

                   (214) 863-1000                                        (214) 863-1000
----------------------------------------------------  ----------------------------------------------------
(Registrant's telephone number, including area code)  (Registrant's telephone number, including area code)

                        N/A                                                   N/A
----------------------------------------------------  ----------------------------------------------------
(Former name, former address and former fiscal year,  (Former name, former address and former fiscal year,
           if changed since last report)                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on November 20, 1998, was as follows:

                     REGISTRANT                                         NUMBER OF SHARES
----------------------------------------------------  ----------------------------------------------------
         Patriot American Hospitality, Inc.                               179,232,121
            Wyndham International, Inc.                                   179,232,121

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PATRIOT AMERICAN HOSPITALITY, INC.
                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1. FINANCIAL STATEMENTS:

COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL, INC.:
  Condensed Combined Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.............           3
  Condensed Combined Statements of Operations for the three months ended September 30, 1998 and 1997 and
    the nine months ended September 30, 1998 and 1997 (unaudited)..........................................           4
  Condensed Combined Statements of Cash Flows for the nine months ended September 30, 1998 and 1997
    (unaudited)............................................................................................           5

PATRIOT AMERICAN HOSPITALITY, INC.:
  Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.........           6
  Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997
    and the nine months ended September 30, 1998 and 1997 (unaudited)......................................           7
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997
    (unaudited)............................................................................................           8

WYNDHAM INTERNATIONAL, INC.:
  Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.........           9
  Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and the period from July 1, 1997 (inception of operations)
    through September 30, 1997 (unaudited).................................................................          10
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and the
    period from July 1, 1997 (inception of operations) through September 30, 1997 (unaudited)..............          11

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998 (UNAUDITED)...............................          12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............          40

                                               PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................          66

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
  Exhibits.................................................................................................          66
  Reports on Form 8-K......................................................................................          66

SIGNATURES.................................................................................................          67

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       CONDENSED COMBINED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1998
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                     ASSETS

Investment in real estate and related improvements and land held for development,
  net of accumulated depreciation of $198,810 in 1998 and $68,805 in 1997...........   $ 5,661,769    $2,044,649
Cash and cash equivalents...........................................................       118,285        42,431
Restricted cash.....................................................................        29,112         5,005
Accounts and lease revenue receivable...............................................       210,766        57,046
Investment in unconsolidated subsidiaries...........................................       122,075        11,802
Mortgage notes and other receivables from unconsolidated subsidiaries...............        75,906        76,419
Other mortgage notes and other receivables..........................................        39,383        12,983
Management contracts, net of accumulated amortization of $8,523 in 1998 and $1,574
  in 1997...........................................................................       191,129        20,879
Leaseholds, net of accumulated amortization of $3,649 in 1998.......................       146,913        --
Trade names and franchise costs, net of accumulated amortization of $4,699 in 1998
  and $122 in 1997..................................................................       137,069        11,166
Goodwill, net of accumulated amortization of $14,562 in 1998 and $1,851 in 1997.....       537,436       126,007
Deferred expenses, net of accumulated amortization of $21,598 in 1998 and $2,097 in
  1997..............................................................................        94,041        21,417
Deferred acquisition costs..........................................................        18,037        52,500
Inventories.........................................................................        24,553        10,450
Other assets........................................................................        93,515        15,099
                                                                                      -------------  ------------
    Total assets....................................................................   $ 7,499,989    $2,507,853
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility, term loans, mortgage notes and capital
  leases............................................................................   $ 3,803,808    $1,112,709
Accounts payable and accrued expenses...............................................       383,430        78,468
Dividends and distributions payable.................................................       --             27,636
Deposits............................................................................        23,687        12,423
Due to unconsolidated subsidiaries..................................................         7,764         7,304
Deferred income taxes...............................................................        87,636         9,550
Minority interest in the Operating Partnerships.....................................       281,049       220,177
Minority interest in consolidated subsidiaries......................................       232,157        49,694

Commitment and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value, authorized: 100,000,000 shares each; shares
    issued and outstanding: 8,423,230 shares in 1998................................            85        --
  Excess stock (paired shares), $0.01 par value, authorized: 750,000,000 shares
    each; no shares issued and outstanding..........................................       --             --
  Common stock (paired shares), $0.01 par value, authorized: 650,000,000 shares each; issued and outstanding: 155,500,032 shares in 1998 and 73,276,716 shares
    in 1997.........................................................................         3,110         1,466
  Additional paid in capital........................................................     2,927,752     1,070,973
  Receivable from shareholders and affiliates.......................................       (16,111)       --
  Unearned stock compensation, net of accumulated amortization of $10,756 in 1998
    and $5,825 in 1997..............................................................       (13,877)      (13,116)
  Unrealized loss on securities available for sale..................................        (1,388)       --
  Unrealized foreign exchange gain..................................................         4,323        --
  Distributions in excess of retained earnings......................................      (223,436)      (69,431)
                                                                                      -------------  ------------
    Total shareholders' equity......................................................     2,680,458       989,892
                                                                                      -------------  ------------
    Total liabilities and shareholders' equity......................................   $ 7,499,989    $2,507,853
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------  ------------------------
                                                                    1998        1997         1998         1997
                                                                 ----------  ----------  ------------  ----------
Revenue:
  Hotel revenue................................................  $  554,331  $   30,271  $  1,266,985  $   30,271
  Lease revenue................................................       8,932      35,098        49,627     107,084
  Racecourse facility revenue..................................       9,955      10,861        34,945      10,861
  Management fee and service fee income........................      24,358       1,577        61,574       1,577
  Interest and other income....................................       6,274       3,831        12,949       4,963
                                                                 ----------  ----------  ------------  ----------
    Total revenue..............................................     603,850      81,638     1,426,080     154,756
                                                                 ----------  ----------  ------------  ----------
Expenses:
  Hotel expenses...............................................     417,814      22,360       924,471      30,009
  Racecourse facility operations...............................       8,810       9,213        29,667       9,213
  General and administrative...................................      26,571       6,582        64,558      11,663
  Interest expense.............................................      82,739      13,933       172,191      31,261
  Cost of acquiring leaseholds and license agreements..........       3,940      43,820        61,000      43,820
  Treasury lock settlement.....................................      49,225      --            49,225      --
  Depreciation and amortization................................      68,236      13,792       155,165      31,798
                                                                 ----------  ----------  ------------  ----------
    Total expenses.............................................     657,335     109,700     1,456,277     157,764
                                                                 ----------  ----------  ------------  ----------
Operating loss.................................................     (53,485)    (28,062)      (30,197)     (3,008)
  Equity in earnings of unconsolidated subsidiaries............       1,888       1,395         7,375       4,488
                                                                 ----------  ----------  ------------  ----------
Income (loss) before income tax provision, minority interests
  and extraordinary item.......................................     (51,597)    (26,667)      (22,822)      1,480
  Income tax provision.........................................      (6,783)        (94)      (11,273)        (94)
                                                                 ----------  ----------  ------------  ----------
Income (loss) before minority interests and extraordinary
  item.........................................................     (58,380)    (26,761)      (34,095)      1,386
  Minority interest in the Operating Partnerships..............       4,722       3,225         6,169      (1,309)
  Minority interest in consolidated subsidiaries...............      (4,500)       (934)       (7,514)     (1,381)
                                                                 ----------  ----------  ------------  ----------
Loss before extraordinary item.................................     (58,158)    (24,470)      (35,440)     (1,304)
  Extraordinary loss from early extinguishment of debt, net of
    minority interest and income taxes.........................      (1,257)     (2,534)      (31,817)     (2,534)
                                                                 ----------  ----------  ------------  ----------
Net loss.......................................................  $  (59,415) $  (27,004) $    (67,257) $   (3,838)
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------
Basic and Diluted earnings per common Paired Share:
  Loss before extraordinary item...............................  $    (1.08) $    (0.40) $      (1.10) $    (0.03)
  Extraordinary loss...........................................  $    (0.01) $    (0.04) $      (0.26) $    (0.05)
                                                                 ----------  ----------  ------------  ----------
    Net loss per common Paired Share...........................  $    (1.09) $    (0.44) $      (1.36) $    (0.08)
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           ---------------------
                                                                                              1998       1997
                                                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $  (67,257) $  (3,838)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation.........................................................................     120,864     30,539
    Amortization of unearned stock compensation..........................................       4,818      3,312
    Amortization of deferred loan costs..................................................      18,075      1,342
    Amortization of management contracts and trade names.................................      15,523        469
    Amortization of goodwill and other assets............................................      18,778        911
    Treasury lock settlement.............................................................      49,225     --
    Cost of acquiring leaseholds and license agreements..................................      55,638     43,820
    Net payments collected from unconsolidated subsidiaries..............................       5,976      1,951
    Issuance of stock for bonuses and directors' fee.....................................         880     --
    Equity in earnings of unconsolidated subsidiaries....................................      (7,375)    (4,488)
    Minority interest in income of Operating Partnerships................................      (6,169)     1,309
    Minority interest in income of consolidated subsidiaries.............................       7,514      1,381
    Deferred income taxes................................................................      (5,352)    --
    Extraordinary loss from early extinguishment of debt.................................      32,235      2,534
    Changes in assets and liabilities:
      Accounts and lease revenue receivable and other assets.............................     (25,272)   (32,567)
      Inventories........................................................................      (1,137)    --
      Accounts payable and other accrued expenses........................................      20,282     29,211
                                                                                           ----------  ---------
        Net cash provided by operating activities........................................     237,246     75,886
                                                                                           ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets.....................  (1,349,705)  (546,876)
  Improvements and additions to hotel properties.........................................    (187,695)   (53,761)
  Net proceeds from real estate sales....................................................      17,734     77,226
  Cash received in acquisition of hotel leases...........................................      98,312     --
  Acquisition of management contracts....................................................     (32,299)    --
  Collections on other notes receivable..................................................       9,563        525
  Increase in restricted cash accounts...................................................      (8,283)   (38,196)
  Deferred acquisition costs.............................................................     (34,780)   (34,846)
  Investment in unconsolidated subsidiaries..............................................     (13,985)    (1,574)
  Investment in mortgage and other notes receivable......................................      (3,688)  (112,625)
  Other..................................................................................      (1,467)    --
                                                                                           ----------  ---------
        Net cash used in investing activities............................................  (1,506,293)  (710,127)
                                                                                           ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facility, term loans, mortgage notes and capital lease
    obligations..........................................................................   2,749,394  1,300,820
  Repay borrowings under line of credit facility and other debt..........................  (1,524,481)  (822,226)
  Payment of deferred loan costs.........................................................     (32,729)   (18,723)
  Proceeds from issuance of common stock.................................................     277,474    255,587
  Payment of offering costs..............................................................      (3,805)   (12,602)
  Payment of merger costs................................................................      --        (11,414)
  Contributions received from minority interest in consolidated subsidiaries.............       3,440     16,204
  Collections on notes receivable from shareholders and affiliates.......................       2,999     --
  Payments to redeem OP Units............................................................      --        (14,596)
  Dividends and distributions paid.......................................................    (131,038)   (44,017)
  Other..................................................................................       3,647        119
                                                                                           ----------  ---------
        Net cash provided by financing activities........................................   1,344,901    649,152
                                                                                           ----------  ---------
Net increase in cash and cash equivalents................................................      75,854     14,911
Cash and cash equivalents at beginning of period.........................................      42,431      6,604
                                                                                           ----------  ---------
Cash and cash equivalents at end of period...............................................  $  118,285  $  21,515
                                                                                           ----------  ---------
                                                                                           ----------  ---------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1998
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Investment in real estate and related improvements and land held for development,
  net of accumulated depreciation of $173,105 in 1998 and $67,501 in 1997...........   $ 5,052,378    $2,016,267
Cash and cash equivalents...........................................................        14,429        15,355
Restricted cash.....................................................................        24,601         5,005
Accounts and lease revenue receivable...............................................        15,636        14,458
Investment in unconsolidated subsidiaries...........................................       942,874        11,802
Mortgage notes and other receivables from unconsolidated subsidiaries...............        75,906        76,419
Subscription Notes receivable from Wyndham..........................................       133,669        --
Notes and other amounts receivable from Wyndham.....................................       134,849        42,946
Other notes receivable..............................................................        18,917        --
Investment in leaseholds, net of accumulated amortization of $3,310.................       128,777        --
Trade names, net of accumulated amortization of $313................................         9,323        --
Goodwill, net of accumulated amortization of $3,348 in 1998 and $1,257 in 1997......        94,208        87,999
Deferred expenses, net of accumulated amortization of $19,291 in 1998 and $2,097 in
  1997..............................................................................        50,186        21,417
Deferred acquisition costs..........................................................         4,581        21,374
Other assets........................................................................        56,092         8,063
                                                                                      -------------  ------------
    Total assets....................................................................   $ 6,756,426    $2,321,105
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit facility, term loans, mortgage notes and capital
  leases............................................................................   $ 3,543,014    $1,112,709
Subscription Notes payable to Wyndham...............................................        73,408        12,875
Notes and other amounts payable to Wyndham..........................................        42,576        --
Accounts payable and accrued expenses...............................................       116,079        28,151
Dividends and distributions payable.................................................       --             27,185
Deferred lease revenue..............................................................        17,890        --
Due to unconsolidated subsidiaries..................................................         7,764         7,304
Minority interest in Patriot Partnership............................................       227,213       174,640
Minority interest in consolidated subsidiaries......................................       232,157        49,214

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 100,000,000 shares; shares issued
    and outstanding: 4,860,876 in 1998..............................................            49        --
  Excess stock, $0.01 par value; authorized: 750,000,000 shares; no shares issued
    and outstanding.................................................................       --             --
  Common stock, $0.01 par value; authorized: 650,000,000 shares; shares issued and
    outstanding: 155,500,032 shares in 1998 and 73,276,716 shares in 1997...........         1,555           733
  Additional paid in capital........................................................     2,680,648       990,821
  Receivable from shareholders......................................................       (15,034)       --
  Unearned stock compensation, net of accumulated amortization of $9,866 in 1998 and
    $5,825 in 1997..................................................................       (10,017)      (13,116)
  Unrealized foreign exchange gain..................................................         4,022        --
  Distributions in excess of retained earnings......................................      (164,898)      (69,411)
                                                                                      -------------  ------------
    Total shareholders' equity......................................................     2,496,325       909,027
                                                                                      -------------  ------------
    Total liabilities and shareholders' equity......................................   $ 6,756,426    $2,321,105
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
Revenue:
  Lease revenue..................................................  $  178,156  $   47,107  $  422,808  $  119,093
  Interest and other income......................................       6,540       3,083      15,311       4,215
                                                                   ----------  ----------  ----------  ----------
    Total revenue................................................     184,696      50,190     438,119     123,308
                                                                   ----------  ----------  ----------  ----------
Expenses:
  Real estate and personal property taxes and casualty
    insurance....................................................      16,799       4,253      42,023      11,219
  Ground lease expense...........................................      22,128       1,310      42,296       1,993
  General and administrative.....................................       5,090       2,501      15,091       7,582
  Interest expense...............................................      77,266      14,649     162,294      31,977
  Cost of acquiring leaseholds...................................       3,940      43,820       8,279      43,820
  Treasury lock settlement.......................................      49,225      --          49,225      --
  Depreciation and amortization..................................      50,561      12,650     112,253      30,656
                                                                   ----------  ----------  ----------  ----------
    Total expenses...............................................     225,009      79,183     431,461     127,247
                                                                   ----------  ----------  ----------  ----------
Operating income (loss)..........................................     (40,313)    (28,993)      6,658      (3,939)
  Equity in earnings of unconsolidated subsidiaries..............       4,764       1,395      24,011       4,488
                                                                   ----------  ----------  ----------  ----------
Income (loss) before income tax provision, minority interests and
  extraordinary item.............................................     (35,549)    (27,598)     30,669         549
  Income tax provision...........................................        (127)     --            (533)     --
                                                                   ----------  ----------  ----------  ----------
Income (loss) before minority interests and extraordinary item...     (35,676)    (27,598)     30,136         549
  Minority interest in Patriot Partnership.......................       2,015       3,340      (3,253)     (1,194)
  Minority interest in consolidated subsidiaries.................      (3,775)       (921)     (6,203)     (1,368)
                                                                   ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..........................     (37,436)    (25,179)     20,680      (2,013)
  Extraordinary loss from early extinguishment of debt, net of
    minority interest............................................      --          (2,534)    (30,559)     (2,534)
                                                                   ----------  ----------  ----------  ----------
Net loss.........................................................  $  (37,436) $  (27,713) $   (9,879) $   (4,547)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic and Diluted earnings per common share:
  Income before extraordinary item...............................  $    (0.94) $    (0.41) $    (0.63) $    (0.04)
  Extraordinary loss.............................................      --           (0.04)      (0.25)      (0.05)
                                                                   ----------  ----------  ----------  ----------
  Net loss per common share......................................  $    (0.94) $    (0.45) $    (0.88) $    (0.09)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1998       1997
                                                                                            ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................................  $   (9,879) $  (4,547)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................................     105,736     30,048
    Amortization of unearned stock compensation...........................................       4,041      3,312
    Amortization of deferred loan costs...................................................      16,884      1,342
    Amortization of trade names...........................................................         575     --
    Amortization of goodwill and other assets.............................................       5,942        730
    Treasury lock settlement..............................................................      49,225     --
    Cost of acquiring leaseholds..........................................................       3,000     43,820
    Net payments collected from unconsolidated subsidiaries...............................       5,962      2,353
    Issuance of stock for bonuses and directors' fee......................................         675     --
    Equity in earnings of unconsolidated subsidiaries.....................................     (24,011)    (4,488)
    Minority interest in income of Patriot Partnership....................................       3,253      1,194
    Minority interest in income of consolidated subsidiaries..............................       6,203      1,368
    Extraordinary loss from early extinguishment of debt..................................      30,559      2,534
  Changes in assets and liabilities:
    Accounts and lease revenue receivable and other assets................................     (57,887)   (14,072)
    Due from Wyndham......................................................................      21,572     --
    Inventory.............................................................................          64     --
    Accounts payable and other accrued expenses...........................................      16,632      7,642
                                                                                            ----------  ---------
        Net cash provided by operating activities.........................................     178,546     71,236
                                                                                            ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets......................  (1,943,779)  (541,555)
  Improvements and additions to hotel properties..........................................    (155,732)   (53,168)
  Net proceeds from land sale.............................................................      17,734     77,226
  Cash received upon acquisition of hotel assets..........................................       9,932        525
  Collections on other notes receivable...................................................       4,000     --
  Increase in restricted cash accounts....................................................      (6,201)   (38,196)
  Deferred acquisition costs..............................................................      (8,507)   (11,014)
  Investment in unconsolidated subsidiaries...............................................     (11,402)    (1,574)
  Investment in mortgage and other notes receivable.......................................      (1,305)  (112,625)
  Other...................................................................................          63     --
                                                                                            ----------  ---------
        Net cash used in investing activities.............................................  (2,095,197)  (680,381)
                                                                                            ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facility, term loans, mortgage notes and capital lease
    obligations...........................................................................   2,562,394  1,300,820
  Repay borrowings under line of credit facility and other debt...........................    (747,051)  (822,226)
  Payment of deferred loan costs..........................................................     (31,273)   (18,723)
  Principal payments on subscription notes payable to Wyndham.............................     (12,875)   (35,486)
  Proceeds from issuance of common stock..................................................     265,117    243,521
  Payment of offering costs...............................................................      (3,649)   (12,602)
  Contributions received from minority interest in consolidated subsidiaries..............       3,440     16,204
  Collections on notes receivable from shareholders.......................................       2,999     --
  Payments to redeem OP Units.............................................................      --        (14,596)
  Dividends and distributions paid........................................................    (127,184)   (44,017)
  Other...................................................................................       3,807        (22)
                                                                                            ----------  ---------
        Net cash provided by financing activities.........................................   1,915,725    612,873
                                                                                            ----------  ---------
Net increase (decrease) in cash and cash equivalents......................................        (926)     3,728
Cash and cash equivalents at beginning of period..........................................      15,355      6,604
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $   14,429  $  10,332
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                                      1997
                                                     SEPTEMBER    ------------
                                                      30, 1998
                                                    ------------
                                                    (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents.......................  $103,856      $ 27,076
  Restricted cash.................................     4,511         --
  Accounts receivable.............................   195,130        46,340
  Notes and other receivables from Patriot........    18,396        12,875
  Inventories.....................................    24,553         9,144
  Prepaid expenses and other current assets.......    32,945         5,227
                                                    ------------  ------------
    Total current assets..........................   379,391       100,662
Investment in real estate and related
  improvements, net of accumulated depreciation of
  $25,705 in 1998 and $1,304 in 1997..............   610,377        28,382
Investments in unconsolidated subsidiaries........    73,512         --
Subscription Notes receivable from Patriot........    73,408         --
Notes and other receivables from Patriot..........    24,180         --
Mortgage notes and other receivables..............    20,466        12,983
Management contract costs, net of accumulated
  amortization of $8,523 in 1998 and $1,574 in
  1997............................................   191,129        20,879
Leasehold costs, net of accumulated amortization
  of $339.........................................    18,136         --
Trade names and franchise costs, net of
  accumulated amortization of $4,386 in 1998 and
  $122 in 1997....................................   127,746        11,166
Deferred acquisition costs........................    13,456        31,126
Goodwill, net of accumulated amortization of
  $11,214 in 1998 and $594 in 1997................   443,228        38,008
Deferred expenses, net of accumulated amortization
  of $1,134.......................................    43,855         --
Other assets......................................     4,478         8,882
                                                    ------------  ------------
    Total assets..................................  $2,023,362    $252,088
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........  $260,756      $ 50,317
  Dividends and distributions payable.............     --              451
  Participating lease payments payable to
    Patriot.......................................    61,018         9,519
  Deposits........................................    23,687        12,423
  Notes and other amounts payable to Patriot......    73,831        42,946
  Current portion of mortgage notes and capital
    lease obligations.............................    25,050         --
                                                    ------------  ------------
    Total current liabilities.....................   444,342       115,656
Subscription Notes payable to Patriot.............   133,669         --
Mortgage notes payable and capital lease
  obligations.....................................   235,744         --
Deferred income taxes.............................    87,636         9,550
Minority interest in Wyndham Partnership..........    53,836        45,537
Minority interest in consolidated subsidiaries....   894,311           480
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized:
    100,000,000 shares; shares issued and
    outstanding: 3,562,354 in 1998................        36         --
  Excess stock, $0.01 par value; authorized:
    750,000,000 shares; no shares issued and
    outstanding...................................     --            --
  Common stock, $0.01 par value; authorized:
    650,000,000 shares; issued and outstanding:
    155,500,032 shares in 1998 and 73,276,716
    shares in 1997................................     1,555           733
  Additional paid in capital......................   247,104        80,152
  Receivable from shareholders and affiliates.....    (1,077    )    --
  Unearned executive compensation, net of
    accumulated amortization of $777..............    (3,860    )    --
  Unrealized loss on securities available for
    sale..........................................    (1,388    )    --
  Unrealized foreign exchange gain................       301         --
  Retained earnings/(deficit).....................   (68,847    )      (20    )
                                                    ------------  ------------
    Total shareholders' equity....................   173,824        80,865
                                                    ------------  ------------
    Total liabilities and shareholders' equity....  $2,023,362    $252,088
                                                    ------------  ------------
                                                    ------------  ------------

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                    JULY 1, 1997
                                                                                                    (INCEPTION OF
                                                               THREE MONTHS ENDED     NINE MONTHS    OPERATIONS)
                                                                  SEPTEMBER 30,          ENDED         THROUGH
                                                              ---------------------  SEPTEMBER 30,  SEPTEMBER 30,
                                                                 1998       1997         1998           1997
                                                              ----------  ---------  -------------  -------------
Revenue:
  Hotel revenue.............................................  $  554,331  $  30,271   $ 1,266,985     $  30,271
  Racecourse facility revenue...............................       9,955     10,861        34,945        10,861
  Management fee and service fee income.....................      24,917      1,577        62,560         1,577
  Interest and other income.................................       4,477      1,475        11,755         1,475
                                                              ----------  ---------  -------------  -------------
    Total revenue...........................................     593,680     44,184     1,376,245        44,184
                                                              ----------  ---------  -------------  -------------
Expenses:
  Hotel expenses............................................     378,886     16,797       840,153        16,797
  Racecourse facility operations............................       8,810     10,536        29,667        10,536
  General and administrative................................      21,482      4,081        49,467         4,081
  Interest expense..........................................      10,216         11        24,015            11
  Cost of acquiring leaseholds..............................      --         --            52,721        --
  Depreciation and amortization.............................      17,675      1,142        42,911         1,142
  Lease payments............................................     174,838     10,686       384,475        10,686
                                                              ----------  ---------  -------------  -------------
    Total expenses..........................................     611,907     43,253     1,423,409        43,253
                                                              ----------  ---------  -------------  -------------
Operating income (loss).....................................     (18,227)       931       (47,164)          931
  Equity in earnings of unconsolidated subsidiaries.........         447     --             2,461        --
                                                              ----------  ---------  -------------  -------------
Income (loss) before income tax provision and minority
  interests.................................................     (17,780)       931       (44,703)          931
  Income tax provision......................................      (6,656)       (94)      (10,740)          (94)
                                                              ----------  ---------  -------------  -------------
Income (loss) before minority interests.....................     (24,436)       837       (55,443)          837
  Minority interest in Wyndham Partnership..................       2,707       (115)        9,422          (115)
  Minority interest in consolidated subsidiaries............      (4,048)       (13)      (20,408)          (13)
                                                              ----------  ---------  -------------  -------------
Income (loss) before extraordinary item.....................     (25,777)       709       (66,429)          709
  Extraordinary loss from early debt, extinguishment of
    debt, net of income taxes...............................      (1,257)    --            (1,257)       --
                                                              ----------  ---------  -------------  -------------
Net income (loss)...........................................  $  (27,034) $     709   $   (67,686)    $     709
                                                              ----------  ---------  -------------  -------------
                                                              ----------  ---------  -------------  -------------
Basic and Diluted earnings per common share:
  Income (loss) before extraordinary item...................  $    (0.19) $    0.01   $     (0.55)    $    0.01
  Extraordinary loss........................................       (0.01)    --             (0.01)       --
                                                              ----------  ---------  -------------  -------------
  Net income (loss) per common share........................  $    (0.20) $    0.01   $     (0.56)    $    0.01
                                                              ----------  ---------  -------------  -------------
                                                              ----------  ---------  -------------  -------------

                  See notes to condensed financial statements

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                     JULY 1, 1997
                                                                                                     (INCEPTION OF
                                                                                       NINE MONTHS    OPERATIONS)
                                                                                          ENDED         THROUGH
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1998           1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................    $ (67,686)     $     709
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation....................................................................       15,128            491
    Amortization of unearned stock compensation.....................................          777         --
    Amortization of management contracts and trade names............................       14,948            469
    Amortization of goodwill and other..............................................       14,026            181
    Issuance of stock for bonuses and directors' fees...............................          205         --
    Net payment from unconsolidated subsidiaries....................................           14         --
    Cost of acquiring leaseholds....................................................       52,638         --
    Deferred income taxes...........................................................       (5,352)        --
    Equity in earnings of unconsolidated subsidiaries...............................       (2,461)        --
    Minority interest in income of Wyndham Partnership..............................       (9,422)           115
    Minority interest in income of consolidated subsidiaries........................       20,408             13
    Extraordinary loss from early extinguishment of debt............................        1,676         --
  Changes in assets and liabilities:
    Accounts receivable and prepaid expenses and other assets.......................      (13,082)       (13,857)
    Other receivables from Patriot..................................................      (21,572)        --
    Inventories.....................................................................       (1,201)        --
    Accounts payable and other accrued expenses.....................................       14,945         14,458
    Participating lease payments payable to Patriot.................................       45,697          2,071
                                                                                      -------------  -------------
        Net cash provided by operating activities...................................       59,686          4,650
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets................      (22,194)        (5,321)
  Improvements and additions to hotel properties....................................      (32,950)          (593)
  Increase in restricted cash account...............................................       (2,082)        --
  Acquisition of management contracts...............................................      (32,299)        --
  Deferred acquisition costs........................................................      (26,273)       (23,832)
  Cash received upon acquisition of hotel leases....................................       88,380         --
  Investment in other notes receivable..............................................       (2,383)        --
  Collections on other notes receivable.............................................        5,563         --
  Investment in unconsolidated subsidiaries.........................................       (2,583)        --
  Other.............................................................................       (1,688)        --
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................      (28,509)       (29,746)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility and term loans...................................      187,000         --
  Repayment of assumed debt.........................................................     (775,578)        --
  Payment of capital lease obligations..............................................       (1,852)           141
  Proceeds from issuance of common stock............................................       12,357         12,066
  Payment of offering costs.........................................................         (156)        --
  Payment of merger costs...........................................................       --            (11,414)
  Payment of deferred loan costs....................................................       (1,456)        --
  Collections on Subscription Notes.................................................       12,875         35,486
  Contributions received from minority interest in consolidated subsidiaries........      616,268         --
  Distributions paid................................................................       (3,855)        --
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................       45,603         36,279
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................       76,780         11,183
Cash and cash equivalents at beginning of period....................................       27,076         --
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................    $ 103,856      $  11,183
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                  See notes to condensed financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

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

    Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot Partnership. In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 88.5% limited partnership interest in the Patriot Partnership as of September 30, 1998. Wyndham owns a 1.0% general partnership interest and an approximate 87.3% limited partnership interest in the Wyndham Partnership.

    At September 30, 1998, Patriot and Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 184 hotels with an aggregate of over 44,700 guest rooms and leased 122 hotels from third parties with over 15,700 rooms. In addition, Wyndham manages 171 hotels with over

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED)
42,000 guest rooms and franchises 9 hotels with over 2,500 rooms. Patriot leases 216 of its hotels to Wyndham and 14 of Patriot's hotels are leased to third party lessees (the "Lessees") who are responsible for operating the hotels. Generally, these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

    Seventy-six of the Companies' hotels are owned by special purpose entities (the "Non-Controlled Subsidiaries"). Patriot owns approximately a 99% non-voting interest and Wyndham owns approximately a 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting.

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

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Patriot's and Wyndham's Joint Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation.

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

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED) beginning after June 15, 1999. The Companies expect to adopt Statement 133 effective January 1, 2000. Statement 133 will require the Companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Companies.

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

    Generally, Patriot's Participating Leases provide for the payment of the greater of (i) a fixed base rent or (ii) participating rent, based on the revenue of the hotels, plus certain additional charges, as applicable. The Participating Leases contain annual revenue thresholds used to calculate the various tiers of participating rent which are prorated on a monthly basis to determine monthly participating rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and the seasonality of the hotel operations. The effect of the change was to defer recognition of $1,789 of lease revenue during the nine months ended September 30, 1998.

2.  HOTELS AND OTHER BUSINESSES ACQUIRED:

    HOTEL INVESTMENTS PURCHASED

    Through September 30, 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234,116 in the acquisition of four hotels with a total of over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on Patriot's revolving credit facility, the issuance of 53,989 OP Units of the Operating Partnerships valued at approximately $1,496, the issuance of 390,335 Paired Shares valued at approximately $10,000 and the assumption of mortgage debt in the amount of approximately $80,074. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33,900.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2.  HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
    BUSINESS COMBINATIONS

    WYNDHAM HOTEL CORPORATION--On January 5, 1998, Wyndham Hotel Corporation ("Old Wyndham") merged with and into Patriot, with Patriot being the surviving corporation (the "Wyndham Merger").

    Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to certain of the Non-Controlled Subsidiaries. The total purchase consideration for the Wyndham Merger of approximately $982,000 consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339,000 to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on Patriot's revolving credit facility), and the assumption of approximately $59,063 in debt.

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

    On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in entities that own the El Conquistador and the El San Juan Hotel & Casino for a total purchase price of approximately $3,890. Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2.  HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
    On August 3, 1998, the Companies refinanced certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino (the "Interim Financing"). Proceeds of $145,000 from the refinancing were used to repay outstanding indebtedness of approximately $139,350, to pay legal and closing costs and to establish certain reserves, including interest reserves, required by the loan agreements. The loans are secured by mortgages on the properties, bear interest at a rate of LIBOR plus 2.25% and, prior to the extension described below, matured on November 3, 1998.

    Hurricane Georges passed through Puerto Rico on September 21 and 22, 1998. The hurricane caused approximately $60,000 of property related damage, excluding the impact of business interruption, to El Conquistador, Condado Plaza Hotel & Casino and the El San Juan Hotel & Casino properties. As a result of the damage, the three properties experienced varying periods of business interruption. All of the Companies' properties on Puerto Rico are insured with both comprehensive property damage and business interruption insurance, subject to certain deductibles. See "Note 13--Subsequent Events" for a discussion of the impact of Hurricane Georges on the Companies' properties in Puerto Rico.

    On October 20, 1998, the El Conquistador Partnership, L.P., which is beneficially owned 100% by the Companies (the "El Conquistador Partnership"), filed a Form S-11 with the SEC with respect to the offering (the "Bond Offering") of the undivided interests in the loan agreement between Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA") and the El Conquistador Partnership relating to certain AFICA tourism revenue bonds (the "AFICA Bonds"). It is contemplated that the AFICA Bonds will be issued in the total principal amount of $100,000, will consist of serial bonds and term bonds and will be issued in register form, without coupons, in denominations which are multiples of $5. AFICA will issue the AFICA Bonds and lend the proceeds to the El Conquistador Partnership pursuant to the loan agreement (the "AFICA Loan Agreement"). The El Conquistador Partnership will use the loan proceeds to repay the Interim Financing entered into on August 3, 1998, to fund certain reserves and to pay certain costs and expenses of issuing the AFICA Bonds. The AFICA Bonds will be secured by a lien on substantially all of the assets of the El Conquistador Partnership.

    On November 3, 1998, the Companies entered into agreements to extend the maturity of certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino from November 3, 1998 to January 29, 1999. The extension agreements required that $10,000 be deposited into an escrow account in installments beginning on the date of the extension through January 12, 1999. Upon the satisfactory completion of certain conditions, the $10,000 will be released from escrow.

    ARCADIAN INTERNATIONAL LIMITED--On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited ("Arcadian," formerly known as Arcadian International Plc) for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately L185,900 (approximately $308,700 U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2.  HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. Collectively, the transactions described above are referred to herein as the "Arcadian Acquisition."

    In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement on April 15, 1998 with Paine Webber Real Estate Securities Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160,000 through April 15, 1999, at a rate equal to the borrowing rate on Patriot's Revolving Credit Facility. As described below in Note 13, the Companies currently anticipate that this $160,000 loan will be satisfied in connection with the Companies' transfer of certain assets to Paine Webber Real Estate. In addition, Patriot assumed approximately $112,600 of debt in connection with the Arcadian Acquisition.

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

    In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for three principal transactions: (i) the re-branding of ten Marriott hotels under the Wyndham name, (ii) the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (iii) the divestiture by the Companies by January 29, 1999 (subject to extension for 60 days upon payment of certain fees by the Companies) of the

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED) third-party management business that was operated by Interstate (the "Spin-off"). See "Note 13-- Subsequent Events" for a discussion of recent activity regarding the Spin-off.

    SF HOTEL COMPANY, L.P.--On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. ("Summerfield") for approximately $298,915 (the "Summerfield Acquisition"). The total purchase consideration for the Summerfield Acquisition consisted of approximately 3,223,795 OP Units of the Operating Partnerships, 1,397,281 Paired Shares, cash of approximately $165,514 and assumption of debt in the amount of approximately $17,083. In addition, the purchase price is subject to future adjustment based on (i) the market price of the Paired Shares through the end of 1998 and (ii) achievement of certain performance criteria through 2001 for seven hotels that are currently under development. See "Note 13--Subsequent Events" for a discussion of recent activity regarding these price adjustment mechanisms. As a result of the Summerfield Acquisition, Patriot acquired four Summerfield Suites-Registered Trademark- hotels, leasehold and management interests in 24 Summerfield Suites-Registered Trademark-, Sierra Suites-Trademark- and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites-Registered Trademark- and Sierra Suites-Registered Trademark-hotels. Patriot has leased or sub-leased such hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels.

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

    OTHER

    During the second quarter of 1998, Patriot re-acquired the leasehold interests for three of its hotels from two of the Lessees for an aggregate purchase price of approximately $4,339, which is reflected as a

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED) cost of acquiring leaseholds in the accompanying statements of operations of Patriot. The Companies issued 118,112 Paired Shares valued at $3,000 and paid cash of $637 to Metro Hotels Leasing Corporation and paid cash of $702 to NorthCoast Hotels, L.L.C. in connection with the transaction. Patriot has leased the hotels to Wyndham.

    In connection with Patriot's acquisition of certain license agreements, Patriot recognized an expense of $3,940 related to the cost of acquiring these agreements for the third quarter of 1998.

    In July 1998, Wyndham acquired an approximate 50% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouses, Inc. for $1,500 in cash and 156,272 preferred units of limited partnership interest of Wyndham Partnership valued at approximately $3,500. Wyndham entered into this joint venture arrangement to expand the Shula's Steak House brand as a food and beverage amenity in certain of Patriot's hotels.

3.  SUBSCRIPTION NOTES:

    In order to effect the issuance of the paired shares of common stock and OP Units which were issued in connection with certain of the Companies' mergers, other acquisition transactions and forward equity transactions, Patriot and Wyndham have issued promissory notes to fund issuance of Paired Shares and OP Units (the "Subscription Notes").

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

    In connection with the issuance of Paired Shares in the UBS forward equity transaction, Patriot issued a promissory note payable to Wyndham in the principal amount of $4,565. The promissory note bears interest at a rate of 8% and matures on December 31, 2000.

    In connection with the issuance of Paired Shares in the Nations forward equity transaction, Patriot issued a promissory note payable to Wyndham in the principal amount of $6,091. The promissory note bears interest at a rate of 8% and matures on February 28, 2001.

    In connection with the issuance of Paired Shares in the PaineWebber forward equity transaction, Patriot issued a promissory note payable to Wyndham in the principal amount of $6,955. The promissory note bears interest at a rate of 8% and matures on April 30, 2001.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

4.  REVOLVING CREDIT FACILITY, TERM LOANS AND OTHER MORTGAGE DEBT:

    In connection with the Interstate Merger, the Companies closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate to increase Patriot's existing credit facilities to an aggregate of $2,700,000 (an increase of $1,450,000 from the prior $1,250,000 credit package). The increased credit facilities include the $900,000 Revolving Credit Facility and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate Merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. Interest rates on the credit facilities are based on the Companies' leverage ratio and vary from 1.5% to 2.5% over LIBOR. Patriot incurred approximately $27,405 in loan fees and other expenses associated with this financing arrangement.

    As of November 12, 1998, the Companies had approximately $12,200 of available funds under the Revolving Credit Facility. Additionally, certain Term Loans have maturities of January 31, 1999 ($350,000); March 31, 1999 ($400,000);
and March 31, 2000 ($450,000). The Companies also have approximately $205,000 of other debt which is currently due on or before December 31, 1998. The Companies are in current negotiations to refinance or extend the maturity of the existing indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Combined Liquidity and Capital Resources."

    The Companies previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates. Under the rate lock agreements, the Companies receive or make payments based on the difference between specified interest rates, 6.06%, 6.07%, and 5.625%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000. The Companies settled the entire $525,000 in treasury interest rate locks resulting in a $49,225 one-time charge to earnings in the third quarter of 1998.

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

    Additionally, in connection with the Interstate Merger, Patriot assumed four interest rate hedge contracts: an interest rate cap that limits LIBOR to 6% on up to $105,000 of indebtedness through June 1999; an interest rate cap that limits LIBOR to 6% on up to $234,750 of indebtedness through October 1998; an interest rate cap that limits LIBOR to 7% on up to $208,750 of indebtedness from

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

4. REVOLVING CREDIT FACILITY, TERM LOANS AND OTHER MORTGAGE DEBT: (CONTINUED) October 1996 through October 1999; and an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,000 of indebtedness through December 2000.

    During the third quarter of 1998, the Companies incurred a charge for a write-off of loan costs of $1,676, net of tax benefits of $419, in connection with the Interim Financing on the El Conquistador and the Condado Plaza Hotel & Casino.

5.  COMPREHENSIVE INCOME (LOSS):

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income (loss) and its components. The Companies have adopted Statement 130 beginning with their interim financial statements for the first quarter of 1998. Total comprehensive income (loss) for the periods is as follows:

COMBINED

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        --------------------  --------------------
                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------
Net loss..............................................  $ (59,415) $ (27,004) $ (67,257) $  (3,838)
Unrealized loss on securities available for sale......       (767)    --         (1,388)    --
Unrealized foreign exchange gain......................      4,313     --          4,323     --
                                                        ---------  ---------  ---------  ---------
Total comprehensive loss..............................  $ (55,869) $ (27,004) $ (64,322) $  (3,838)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

PATRIOT

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------------  --------------------
                                                           1998       1997       1998       1997
                                                         ---------  ---------  ---------  ---------
Net loss...............................................  $ (37,436) $ (27,713) $  (9,879) $  (4,547)
Unrealized foreign exchange gain.......................      4,002     --          4,022     --
                                                         ---------  ---------  ---------  ---------
Total comprehensive loss...............................  $ (33,434) $ (27,713) $  (5,857) $  (4,547)
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

5.  COMPREHENSIVE INCOME (LOSS): (CONTINUED)
WYNDHAM

                                                                                        JULY 1, 1997
                                                      THREE MONTHS ENDED   NINE MONTHS  (INCEPTION OF
                                                                              ENDED      OPERATIONS)
                                                        SEPTEMBER 30,       SEPTEMBER      THROUGH
                                                     --------------------      30,      SEPTEMBER 30,
                                                       1998       1997        1998          1997
                                                     ---------  ---------  -----------  -------------
Net income (loss)..................................  $ (27,034) $     709   $ (67,686)    $     709
Unrealized loss on securities available for sale...       (767)    --          (1,388)       --
Unrealized foreign exchange gain...................        311     --             301        --
                                                     ---------  ---------  -----------        -----
Total comprehensive income (loss)..................  $ (27,490) $     709   $ (68,773)    $     709
                                                     ---------  ---------  -----------        -----
                                                     ---------  ---------  -----------        -----

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE:

    Earnings per share have been computed as follows:

    COMBINED BASIC AND DILUTED EARNINGS PER SHARE(1)

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  --------------------
                                                        1998       1997       1998       1997
                                                      ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss before extraordinary item......................  $ (58,158) $ (24,470) $ (35,440) $  (1,304)
Adjustment for equity forwards(2)...................    (95,063)    --        (95,063)    --
Preferred stock dividends...........................     (2,695)    --         (4,250)    --
                                                      ---------  ---------  ---------  ---------
Loss to common stockholders before extraordinary
  items.............................................   (155,916)   (24,470)  (134,753)    (1,304)
Extraordinary loss..................................     (1,257)    (2,534)   (31,817)    (2,534)
                                                      ---------  ---------  ---------  ---------
Net loss to common stockholders.....................  $(157,173) $ (27,004) $(166,570) $  (3,838)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Weighted average number of Paired Shares
  outstanding.......................................    144,451     61,647    122,391     49,454

Dilutive securities:
  Effect of unvested stock grants...................     --         --         --         --
  Dilutive options to purchase Paired Shares........     --         --         --         --
  Dilutive effect of price adjustment
    arrangements....................................     --         --         --         --
  Dilutive convertible preferred shares.............     --         --         --         --
                                                      ---------  ---------  ---------  ---------
                                                        144,451     61,647    122,391     49,454
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Earnings per Paired Share:
  Loss to common stockholders before extraordinary
    items...........................................  $   (1.08) $   (0.40) $   (1.10) $   (0.03)
  Extraordinary loss................................      (0.01)     (0.04)     (0.26)     (0.05)
                                                      ---------  ---------  ---------  ---------
  Net loss..........................................  $   (1.09) $   (0.44) $   (1.36) $   (0.08)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

------------------------

(1) The combined Companies are in a loss position for both the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997. Therefore, the presentation of basic and diluted earnings per share are identical since the securities which could have a dilutive impact on earnings per share are anti-dilutive.

(2) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (described in Note 7), which can be settled in cash or stock, at the Companies' option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Stock Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)

    PATRIOT BASIC AND DILUTED EARNINGS PER SHARE(1)

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  --------------------
                                                        1998       1997       1998       1997
                                                      ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item.............  $ (37,436) $ (25,179) $  20,680  $  (2,013)
Adjustment for equity forwards(2)...................    (95,063)    --        (95,063)    --
Preferred stock dividends...........................     (3,110)    --         (3,110)    --
                                                      ---------  ---------  ---------  ---------
Loss to common stockholders before extraordinary
  items.............................................   (135,609)   (25,179)   (77,493)    (2,013)
Extraordinary loss..................................     --         (2,534)   (30,559)    (2,534)
                                                      ---------  ---------  ---------  ---------
Net loss to common stockholders.....................  $(135,609) $ (27,713) $(108,052) $  (4,547)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Weighted average number of common shares
  outstanding.......................................    144,451     61,647    122,391     49,454

Dilutive securities:
  Effect of unvested stock grants...................     --         --         --         --
  Dilutive options to purchase common shares........     --         --         --         --
  Dilutive effect of price adjustment
    arrangements....................................     --         --         --         --
  Dilutive convertible preferred shares.............     --         --         --         --
                                                      ---------  ---------  ---------  ---------
                                                        144,451     61,647    122,391     49,454
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Earnings per share:
  Loss to common stockholders before extraordinary
    items...........................................  $   (0.94) $   (0.41) $   (0.63) $   (0.04)
  Extraordinary loss................................     --          (0.04      (0.25)     (0.05)
                                                      ---------  ---------  ---------  ---------
  Net loss..........................................  $   (0.94) $   (0.45) $   (0.88) $   (0.09)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

------------------------

(1) Patriot is in a loss position for both the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997. Therefore, the presentation of basic and diluted earnings per share are identical since the securities which could have a dilutive impact on earnings per share are anti-dilutive.

(2) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (described in Note 7), which can be settled in cash or stock, at the Companies' option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Stock Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    WYNDHAM BASIC AND DILUTED EARNINGS PER SHARE

                                                                                       JULY 1,
                                                                                        1997
                                                                                     (INCEPTION
                                                                                         OF
                                                   THREE MONTHS ENDED   NINE MONTHS  OPERATIONS)
                                                     SEPTEMBER 30,         ENDED       THROUGH
                                                  --------------------   SEPTEMBER    SEPTEMBER
                                                   1998(1)     1997     30, 1998(1)   30, 1997
                                                  ---------  ---------  -----------  -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item.........  $ (25,777) $     709   $ (66,429)   $     709
Preferred stock dividends.......................     (1,140)    --          (1,140)      --
                                                  ---------  ---------  -----------  -----------
Income (loss) to common stockholders before
  extraordinary items...........................    (26,917)       709     (67,569)         709
Extraordinary loss..............................     (1,257)    --          (1,257)      --
                                                  ---------  ---------  -----------  -----------
Net income (loss) to common stockholders........  $ (28,174) $     709   $ (68,826)   $     709
                                                  ---------  ---------  -----------  -----------
                                                  ---------  ---------  -----------  -----------
Weighted average number of common shares
  outstanding...................................    144,451     61,647     122,391       61,647

Dilutive securities:
  Effect of unvested stock grants...............     --            891      --              891
  Dilutive options to purchase common shares....     --          1,100      --            1,100
  Dilutive effect of price adjustment
    arrangements................................     --         --          --           --
  Dilutive convertible preferred shares.........     --         --          --           --
                                                  ---------  ---------  -----------  -----------
                                                    144,451     63,638     122,391       63,638
                                                  ---------  ---------  -----------  -----------
                                                  ---------  ---------  -----------  -----------
Earnings per share:
  Income (loss) to common stockholders before
    extraordinary items.........................  $   (0.19) $    0.01   $   (0.55)   $    0.01
  Extraordinary loss............................      (0.01)    --           (0.01)      --
                                                  ---------  ---------  -----------  -----------
  Net income (loss).............................  $   (0.20) $    0.01   $   (0.56)   $    0.01
                                                  ---------  ---------  -----------  -----------
                                                  ---------  ---------  -----------  -----------

------------------------

(1) Wyndham is in a loss position for both the three months and nine months ended September 30, 1998. Therefore, the presentation of basic and diluted earnings per share are identical since the securities which could have a dilutive impact on earnings per share are anti-dilutive.

7.  COMMITMENTS AND CONTINGENCIES:

    The Companies are parties to transactions with three counterparties involving the sale of an aggregate of 13.3 million shares of Paired Common Stock, with related Price Adjustment Mechanisms, as described below.

    UBS TRANSACTION. On December 31, 1997, the Companies entered into transactions with UBS Limited and Union Bank of Switzerland, London Branch (together with its successor, UBS AG, London

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Branch, "UBS" and, together with Warburg Dillon Read, LLC, the "UBS Parties"). Pursuant to the terms of a Purchase Agreement dated as of December 31, 1997 (the "UBS Purchase Agreement"), UBS Limited purchased 3,250,000 Paired Shares (the "Initial UBS Shares") from the Companies at a purchase price of $28.8125 per share (the last reported sale price of the Paired Shares on December 30, 1997) for approximately $91,800 in net proceeds. The net proceeds were used by the Companies to repay existing indebtedness. The Initial UBS Shares represent approximately 1.8% of the outstanding Paired Shares as of the date of this filing. UBS received from the Companies a placement fee of 2%, or approximately $1,900.

    In connection with the issuance of the Initial UBS Shares, the Companies entered into a Forward Stock Contract, dated as of December 31, 1997, with UBS (as amended on August 14, 1998 and September 11, 1998, the "Forward Stock Contract"). Pursuant to the Forward Stock Contract, the Companies have agreed to effect a settlement, in one or more transactions (each a "UBS Settlement"), with respect to a number of Paired Shares equal to the number of Initial UBS Shares, at a per Paired Share price equal to $28.8125 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Paired Shares (the "UBS Forward Price"). The forward accretion component represents a guaranteed rate of return to UBS. The Paired Shares to be delivered to or by UBS may consist of Paired Shares acquired under the UBS Purchase Agreement or otherwise.

    The Companies may effect a UBS Settlement by (i) delivering to UBS Paired Shares (the "UBS Settlement Shares") equal in value (valued at the daily average closing price for the Paired Shares over a specific period of time (the "UBS Unwind Price")) to the UBS Forward Price at the time of such UBS Settlement times the number of Paired Shares subject to such UBS Settlement (the "UBS Settlement Amount") in exchange for the number of shares subject to such UBS Settlement, (ii) delivering to (or, in the event the UBS Unwind Price is greater than the UBS Forward Price, receiving from) UBS a number of Paired Shares equal to the difference between the number of the UBS Settlement Shares and the number of shares subject to such UBS Settlement, or (iii) delivering to UBS cash equal to the UBS Settlement Amount in exchange for the shares subject to such UBS Settlement. If the Companies make a UBS Settlement in Paired Shares, they must also pay to UBS (i) an unwind accretion fee (payable in cash or shares) equal to 50% of the UBS Settlement Amount times the imputed return of LIBOR plus 140 basis points over the period designated for such UBS Settlement and (ii) a placement fee equal to 0.50% of the UBS Settlement Amount. The Forward Stock Contract provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by UBS of the shares to be delivered. A registration statement covering up to 4,000,000 shares to be sold by UBS was declared effective (as amended) on October 15, 1998. A registration statement covering up to an additional 40,000,000 shares to be sold by PWFS, Nations and UBS was declared effective on October 15, 1998.

    In connection with the September 11, 1998 amendment to the Forward Stock Contract, the Companies paid down $45,628 under the Forward Stock Contract through the application of cash collateral that had previously been delivered to UBS pursuant to the Forward Stock Contract. In addition, the Companies have delivered an additional 2,474,359 Paired Shares and $8,252 to UBS as collateral pursuant to the

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Forward Stock Contract. The cash collateral held by UBS is subject to adjustment every two weeks such that the amount of cash collateral is equal to the number of shares subject to the Forward Stock Contract times the amount by which the UBS Forward Price exceeds the closing price for the Paired Shares on the trading day immediately preceding the adjustment date (such closing price the "UBS Reset Price" and such product the "UBS Interim Settlement Amount"). With the prior written consent of UBS, the Companies may elect to deliver to UBS a number of Paired Shares (the "UBS Interim Settlement Shares") equal in value (valued at the UBS Reset Price) to 125% of the UBS Interim Settlement Amount.

    The Forward Stock Contract provides that if the average closing price of the Paired Shares for any two consecutive trading days does not equal or exceed $11.00 (the "UBS Unwind Threshold"), UBS has the right to force a complete settlement under the Forward Stock Contract. As a result of the failure of the average closing price of the Paired Shares for October 2 and October 5, 1998 to equal or exceed $11.00, UBS became entitled to force a complete settlement pursuant to the terms of the Forward Stock Contract and continues to be so entitled. In addition, the Forward Stock Contract reached maturity on October 15, 1998. UBS has asserted that the Companies are in default under the terms of the Forward Stock Contract as the result of the Companies not delivering certain cash collateral and not making final settlement of the Forward Stock Contract in cash, although the Companies have disputed this assertion. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

    UBS also has the right to force a complete settlement under the Forward Stock Contract if the Companies (i) are in default with respect to certain financial and notice covenants under the Forward Stock Contract, (ii) are in default under the Corporation's credit facility with Chase Manhattan Bank, (iii) are in default with respect to certain specified indebtedness of the Companies,
(iv) declare bankruptcy or become insolvent or fail to post sufficient cash collateral, (v) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with UBS or (vi) fail to settle the transaction in cash simultaneously with the sale by the Companies of certain property. A registration statement covering the sale of up to 4,000,000 shares by UBS was declared effective (as amended) on October 15, 1998. Also, a registration statement covering the sale of up to an additional 40,000,000 shares by PWFS, Nations and UBS was declared effective on October 15, 1998. However, there can be no assurance that such registration statements will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Forward Stock Contract.

    NATIONS TRANSACTION. On February 26, 1998, the Companies entered into transactions with a subsidiary of NationsBank Corporation (together with NationsBanc Mortgage Capital Corporation, "Nations"). Pursuant to the terms of a Purchase Agreement dated as of February 26, 1998 (the "Nations Purchase Agreement"), Nations purchased 4,900,000 Paired Shares (the "Initial Nations Shares") from the Companies at a purchase price of $24.8625 per share (which reflected a 2.5% discount from $25.50, the last reported sale price of the Paired Shares on February 25, 1998) for net proceeds of approximately $121,800. The net proceeds were used by the Companies to repay existing indebtedness. The Initial Nations Shares represent approximately 2.7% of the outstanding Paired Shares as of the date of this filing.

    In connection with the issuance of the Initial Nations Shares, the Companies entered into a Purchase Price Adjustment Mechanism, dated as of February 26, 1998, with Nations (as amended on August 14,

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
1998, the "Nations Price Adjustment Mechanism"). Pursuant to the Nations Price Adjustment Mechanism, the Companies have agreed to effect certain purchase price adjustments on or before February 26, 1999, in one or more transactions (each a "Nations Settlement"), with respect to a number of Paired Shares equal to the number of Initial Nations Shares, by reference to a per Paired Share price equal to $25.50 plus a forward accretion representing an imputed return at LIBOR plus 150 basis points, minus an adjustment to reflect distributions on the Paired Shares (the "Nations Forward Price"). The Paired Shares to be delivered to or by Nations may consist of Paired Shares acquired under the Nations Purchase Agreement or otherwise.

    The Companies may effect a Nations Settlement by (i) delivering to Nations Paired Shares (the "Nations Settlement Shares") equal in value (valued at the dollar volume weighted average price for the Paired Shares (as calculated pursuant to the Nations Price Adjustment Mechanism) over a specific period of time (the "Nations Unwind Price")) to the Nations Forward Price at the time of such Nations Settlement times the number of shares subject to such Nations Settlement (the "Nations Settlement Amount") in exchange for the number of shares subject to such Nations Settlement, (ii) delivering to (or, in the event the Nations Unwind Price is greater than the Nations Forward Price, receiving from) Nations a number of Paired Shares equal to the difference between the number of Nations Settlement Shares and the number of shares subject to such Nations Settlement, or (iii) delivering to Nations cash equal to the Nations Settlement Amount in exchange for a number of Paired Shares equal to the number of shares subject to such Nations Settlement. If the Companies effect a settlement pursuant to clause (i) or (ii) above, they must also pay a placement fee equal to 2% of the Nations Settlement Amount. The Nations Price Adjustment Mechanism provides that shares may be delivered in settlement only if (i) the Companies have on file with the SEC an effective registration statement covering the sale by Nations of the shares to be delivered, (ii) for settlement at maturity, the dollar volume weighted average price of the Paired Shares (as calculated pursuant to the Nations Price Adjustment Mechanism) on the date of such settlement is greater than or equal to $20.00 and (iii) for settlement at maturity, no Mandatory Nations Unwind Event (as defined below) has occurred and is continuing. If the above conditions are not met when they apply, the Companies generally must deliver cash equal to the Nations Settlement Amount.

    The Nations Price Adjustment Mechanism provides that on or after October 15, 1998, if the dollar volume weighted average price of the Paired Shares for any two consecutive trading days does not equal or exceed certain amounts (the "Nations Unwind Thresholds"), Nations has the right to force a partial or complete settlement under the Nations Price Adjustment Mechanism. The Nations Unwind Thresholds are $20.00 (33% settlement), $18.75 (67%) and $17.25 (100%).
As a result of failure of the price of the Paired Shares to exceed the Nations Unwind Thresholds, pursuant to the terms of the Nations Price Adjustment Mechanism, Nations became entitled to force a complete settlement under the Nations Price Adjustment Mechanism on October 16, 1998, and continues to be so entitled. Nations has not required any settlement under the Nations Price Adjustment Mechanism to date. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanism" below.

    Nations also has the right to force a complete settlement under the Nations Price Adjustment Mechanism at any time upon the occurrence of any of the following (each a "Mandatory Nations Unwind

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Event"): (i) default of the Companies with respect to certain indebtedness, (ii) declaration by the Companies of bankruptcy or insolvency or failure to post sufficient cash collateral or (iii) the sale or refinancing by the Companies of certain properties in which the net proceeds of such sale or refinancing (up to the amount necessary to effect a complete cash settlement) are not applied to a cash settlement under the Nations Price Adjustment Mechanism. The Nations Price Adjustment Mechanism also provides that, upon the consummation of the sale or refinancing of certain properties by the Companies with a third party, the Companies must apply the net proceeds to the extent necessary to effect a complete cash settlement under the Nations Price Adjustment Mechanism. The Companies have agreed to use all commercially reasonable efforts to effect such a sale or refinancing. The Companies' planned sale of assets to Paine Webber Real Estate (as described in Note 13 below) would give rise to a Mandatory Nations Unwind Event absent a waiver by Nations. The Companies are seeking such a waiver, but no assurance can be given as to whether or on what terms it will be obtained. In addition, the Companies' bank group has indicated its belief that consent under the credit facility would be required in connection with such sale. No assurance can be given as to whether or on what terms such consent, if required, will be obtained. Under the terms of the Nations Price Adjustment Mechanism, upon the occurrence of a Mandatory Nations Unwind Event, if the Daily Average Price (as defined) of the Paired Shares does not exceed $20.00, the Companies would be deemed to have elected to settle the Nations Price Adjustment Mechanism in cash (and the Companies would not be entitled to elect to settle in stock). The Daily Average Price of the Paired Shares on November 19, 1998 was $7.46.

    As of the date of this filing, the Companies have delivered an aggregate of 13,886,547 Paired Shares and $179.2 to Nations as collateral to secure the Companies' obligations under the Nations Price Adjustment Mechanism. A registration statement covering the sale by PWFS, Nations and UBS of up to 40,000,000 Paired Shares in connection with the Price Adjustment Mechanisms has been declared effective; however there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    PWFS TRANSACTION. On April 6, 1998, the Companies entered into transactions with PaineWebber Incorporated ("PaineWebber") and PaineWebber Financial Products, Inc. ("PWFS" and, together with PaineWebber, the "PaineWebber Parties"). Pursuant to the terms of a Purchase Agreement dated as of April 6, 1998 (the "PaineWebber Purchase Agreement"), PaineWebber purchased 5,150,000 Paired Shares (the "Initial PaineWebber Shares") from the Companies at a purchase price of $27.01125 per share, which reflected a 2% discount to the last reported sale price of the Paired Shares on April 3, 1998, for net proceeds of approximately $139,100. The net proceeds were used by the Companies to repay existing indebtedness. The Initial PaineWebber Shares represent approximately 2.9% of the outstanding Paired Shares as of the date of this filing.

    In connection with the issuance of the Initial PaineWebber Shares, the Companies entered into a Purchase Price Adjustment Mechanism Agreement, dated as of April 6, 1998, with PWFS (as amended on August 14, 1998, September 30, 1998 and October 22, 1998, the "PaineWebber Price Adjustment Agreement"). Upon any settlement under the PaineWebber Price Adjustment Agreement (a "PW Settlement"),

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) the purchase price of the Initial PaineWebber Shares subject to the PW Settlement is adjusted based upon the difference between (i) the proceeds (net of a negotiated resale spread or underwriting discount) received by PWFS from the sale of the Paired Shares and (ii) a reference price (the "Reference Price") equal to the closing price for a Paired Shares on April 3, 1998 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Initial PaineWebber Shares prior to the date of such PW Settlement (such difference, the "PW Price Difference"). If the PW Price Difference is positive, PWFS must deliver Paired Shares or cash to the Companies equal in value to the aggregate PW Price Difference. If the PW Price Difference is negative, the Companies must deliver to PWFS additional Paired Shares equal in value (net of a negotiated resale spread or underwriting discount, as the case may be) to the aggregate PW Price Difference. The PaineWebber Price Adjustment Agreement provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by PWFS of the shares to be delivered. Although a registration statement covering the sale of up to 40,000,000 Paired Shares by PWFS, Nations and UBS in connection with the Price Adjustment Mechanisms has been declared effective, there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    Pursuant to the PaineWebber Price Adjustment Agreement, the Companies have to date delivered 17,816,281 Paired Shares to PWFS as collateral ("Collateral Shares") and have paid cash dividends totaling $192.3 on the Collateral Shares, which amount is held by PWFS as collateral. Such number of shares is subject to adjustment every two weeks such that the value of the Collateral Shares plus the Initial PaineWebber Shares that have not been settled (valued at the closing price of the Paired Shares on the adjustment date) is equal to the amount by which the Reference Price times the number of shares subject to the PaineWebber Price Adjustment Agreement (i.e., the number of Initial PaineWebber Shares that have not been settled) exceeds $5,000 (such excess amount, the "Collateral Amount"). The PaineWebber Price Adjustment Agreement provides, that if the resale by PWFS of the shares to be so delivered is not covered by an effective registration statement, then the Companies, at their option, must deliver to PWFS either (i) a number of Collateral Shares equal in value to 125% of the Collateral Amount or (ii) cash collateral equal to the Collateral Amount. Although a registration statement covering the sale of up to 40,000,000 Paired Shares by PWFS, Nations and UBS in connection with the Price Adjustment Agreements has been declared effective, there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    The PaineWebber Price Adjustment Agreement provides that if the closing price of the Paired Shares on any trading day does not equal or exceed $16.00, PWFS has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement through any commercially reasonable manner of sale specified by PWFS. As a result of the failure of the closing price of the Paired Shares to equal or exceed $16.00 on August 25, 1998, pursuant to the terms of the PaineWebber Price Adjustment Agreement, PWFS became entitled to force a complete settlement under the PaineWebber Price Adjustment Agreement and continues to be so entitled. In addition, the PaineWebber Price Adjustment Agreement

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) reached maturity on October 15, 1998. PWFS has not required any settlement under the PaineWebber Price Adjustment Agreement to date although it has reserved its right to do so. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

    PWFS also has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement if the Companies (i) are in default with respect to certain specified indebtedness of the Companies or (ii) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with PWFS.

    POTENTIAL DILUTION AND LIQUIDITY EFFECTS OF THE PRICE ADJUSTMENT
MECHANISMS. Settlement under one or more of the Price Adjustment Mechanisms described above could have adverse effects on the Companies' liquidity or dilutive effects on the Companies' capital stock. As of the date of this filing, all three counterparties to the Price Adjustment Mechanisms were, pursuant to the terms of the Price Adjustment Mechanisms, entitled to require settlement of their transactions. If upon settlement the reset price or unwind price (in the case of the UBS and Nations transactions) or the market price (in the case of the PWFS transaction) of the Paired Shares is less than the applicable forward price or reference price, the Companies must deliver cash or additional Paired Shares to effect such settlement. Delivery of cash would adversely affect the Companies' liquidity, and delivery of shares would have dilutive effects on the Companies' capital stock. Moreover, to settle in stock under any of the Price Adjustment Mechanisms, the Companies may be required to issue Paired Shares at a depressed price, which would heighten the dilutive effects on the Companies' capital stock. The dilutive effects of a stock settlement increase significantly as the market price of the Paired Shares declines below the applicable forward price or reference price. Furthermore, under certain circumstances, the Companies may settle in Paired Shares only if a registration statement covering such shares is effective. Although to date registration statements covering the sale of up to 44,000,000 Paired Shares in connection with the Price Adjustment Mechanisms have been declared effective, there can be no assurance that such registration statements will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    The market price of the Paired Shares has dropped significantly below the applicable forward price or reference price under each of the Price Adjustment Mechanisms. As a result, the Companies have to date made cash payments (including cash dividends on collateral shares) totaling $54,252 (including a partial settlement of $45,628 in cash under the UBS Forward Stock Contract) and delivered an aggregate of 34,177,187 additional Paired Shares as collateral pursuant to the Price Adjustment Mechanisms. If the Companies settled all three transactions in cash on November 12, 1998, they would be obligated to deliver to the counterparties a total of approximately $314,369 (assuming application of the cash currently held as collateral by the counterparties) and would receive from the counterparties a total of 13.3 million Paired Shares plus all Paired Shares then held as collateral by them.

    The terms of the Price Adjustment Mechanisms provide that all three counterparties currently have the right to require the Companies to settle their transactions. Moreover, UBS has asserted that the Companies are in default under the terms of the Forward Stock Contract as the result of the Companies

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) not delivering certain cash collateral and not making final settlement of the Forward Stock Contract in cash, although the Companies have disputed this assertion.

    The Companies are currently in discussions regarding possible resolutions of the Price Adjustment Mechanisms to provide the Companies with the opportunity to resolve the Price Adjustment Mechanisms through payments of cash or other forms of consideration, and thus to avoid the need to settle in shares. There can be no assurance that such discussions will be successful. Moreover, any such resolutions may require the consent of the lenders under the Companies' credit facility. No assurances can be given that any such consent, if required and sought, would be obtained, or that the Companies would be able to meet their obligations under any such settlement arrangement.

8.  RELATED PARTY TRANSACTIONS:

    In connection with the CHCI Merger, Mr. Karim Alibhai, President and Chief Operating Officer of Wyndham, received 156,863 OP Units of the Operating Partnerships valued at approximately $5,000 and entities affiliated with Mr. Alibhai received 85,600 shares of Wyndham Series A Preferred Stock and 85,600 shares of Wyndham Series B Preferred Stock with an aggregate value of approximately $3,980. These units and shares were issued in consideration of Mr. Alibhai's ownership interests in CHCI and its affiliates. In addition, Mr. Sherwood M. Weiser, a director of Wyndham, received 394,397 shares of Wyndham Series A Preferred Stock and 394,398 shares of Wyndham Series B Preferred Stock valued at $18,182 in connection with the CHCI Merger as consideration for his ownership interest in CHCI and its affiliates.

9.  INCOME TAXES:

    As a result of the Wyndham Merger, the WHG Merger and the Interstate Merger, Wyndham recorded a deferred tax liability totaling $108,221. The deferred tax liability represents the tax effects of differences between the fair values and the tax bases of identifiable assets acquired and liabilities assumed in connection with the transactions.

    The income tax provision for Wyndham is affected by certain expenses which are deductible in determining net income for GAAP purposes, but are non-deductible for federal income tax purposes. The income tax provision is also affected by Wyndham's ownership of certain subsidiaries which are not consolidated for federal income tax purposes.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

10.  CASH DIVIDENDS DECLARED; 1998 DIVIDENDS

                                                                                                        DIVIDEND
                                                                                                           PER
                                                                                                        SHARE(1)
                                                                                                       -----------
1997:
  First quarter......................................................................................   $  0.2625
  Second quarter.....................................................................................   $  0.3225(2)
  Third quarter......................................................................................   $  0.2625

1998:
  First quarter......................................................................................   $  0.3200(3)
  Second quarter.....................................................................................   $  0.3200(4)

------------------------

(1) Represents shares of Old Patriot Common Stock for periods through July 1, 1997, and Paired Shares for periods after July 1, 1997, except that dividends have been paid only on shares of Patriot Common Stock for periods after July 1, 1997. No dividends have been paid on shares of Wyndham International Common Stock.

(2) Dividends paid for second quarter of 1997 include a special dividend of $0.06 per share paid by Old Patriot on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey merger, Old Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" of Old Patriot for Old Patriot's short taxable year ending with the consummation of the Cal Jockey Merger.

(3) On May 4, 1998, Patriot declared a dividend of $0.32 per share for the first quarter of 1998. The dividend was paid on May 29, 1998 to shareholders of record on May 20, 1998.

(4) On July 28, 1998, Patriot declared a dividend of $0.32 per share for the second quarter of 1998. The dividend was paid on August 20, 1998 to shareholders of record on August 10, 1998.

    Patriot is currently reviewing its liquidity and financial condition. Accordingly, Patriot has decided not to declare a dividend with respect to the third quarter at this time. Instead, prior to December 31, 1998, Patriot intends to declare a dividend, payable in cash or securities in January, 1999, which will be at least sufficient to satisfy the federal income tax requirements with respect to dividends in order for Patriot to continue to qualify as a REIT.

11.  PRO FORMA FINANCIAL INFORMATION:

    The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham are presented as if the 487 hotels owned, leased, managed or franchised by the Companies as of September 30, 1998, had been acquired on January 1, 1997. Such acquisition transactions include: (i) the Cal Jockey Merger, the Wyndham Merger, the Interstate Merger and the CHCI Merger and the related transactions; (ii) the closing on the commitment for the Revolving Credit Facility and Term Loans; (iii) the acquisition of Grand Heritage Hotels, Inc. and other Grand Heritage subisidiaries; (iv) the Arcadian Acquisition and the Summerfield Acquisition; (v) the WHG Transactions; and (vi) the private placements of equity securities and public offering of the Companies' common stock which occurred during the first nine months of 1998 and during 1997. The following unaudited pro forma financial information is not

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

11. PRO FORMA FINANCIAL INFORMATION: (CONTINUED) necessarily indicative of what actual results of operations of Patriot and Wyndham would have been assuming such transactions had been completed as of January 1, 1997, nor do they purport to represent the results of operations for future periods.

                              PATRIOT AND WYNDHAM
                    COMBINED PRO FORMA RESULTS OF OPERATIONS

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Total revenue.....................................................  $  1,929,924  $  1,794,741
                                                                    ------------  ------------
                                                                    ------------  ------------
Net loss(1).......................................................  $    (86,513) $    (45,931)
Adjustment for equity forwards(2).................................       (95,063)      --
Preferred stock dividends.........................................        (4,250)      --
                                                                    ------------  ------------
  Net loss to common stockholders.................................  $   (185,826) $    (45,931)
                                                                    ------------  ------------
                                                                    ------------  ------------
Earnings per share--

Basic loss per Paired Share.......................................  $      (1.33) $      (0.33)
                                                                    ------------  ------------
                                                                    ------------  ------------
Diluted loss per Paired Share.....................................  $      (1.33) $      (0.33)
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of Paired Shares and Paired Share
  equivalents outstanding:
  Basic...........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------
  Diluted.........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------

------------------------

(1) Combined pro forma net loss for the nine months ended September 30, 1998 includes costs to acquire leaseholds and treasury lock settlement costs, non-recurring expenses, in the amount of $61,000 and $49,225, respectively. Combined pro forma net loss for the nine months ended September 30, 1997 includes costs to acquired leaseholds, a non-recurring expense, in the amount of $43,820 that was reported by the Companies.

(2) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (described in Note 7), which can be settled in cash or stock, at the Companies' option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Stock Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

11.  PRO FORMA FINANCIAL INFORMATION: (CONTINUED)
                                    PATRIOT
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Total revenue.....................................................  $    565,944  $    545,601
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income (loss)(1)..............................................  $     17,263  $    (42,754)
Adjustment for equity forwards(2).................................       (95,063)      --
Preferred stock dividends.........................................        (3,110)      --
                                                                    ------------  ------------
  Net loss to common stockholders.................................  $    (80,910) $    (42,754)
                                                                    ------------  ------------
                                                                    ------------  ------------
Earnings per share--

Basic earnings (loss) per share...................................  $      (0.58) $      (0.31)
                                                                    ------------  ------------
                                                                    ------------  ------------
Diluted earnings (loss) per share.................................  $      (0.58) $      (0.31)
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of common shares and common share
  equivalents outstanding:
  Basic...........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------
  Diluted.........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------

------------------------

(1) Consolidated pro forma net loss for the nine months ended September 30, 1998 includes costs to acquire leaseholds and treasury lock settlement costs, non-recurring expenses, in the amount of $8,279 and $49,225, respectively, that were reported by Patriot. Consolidated pro forma net loss for the nine months ended September 30, 1997 includes costs to acquired leaseholds, a non-recurring expense, in the amount of $43,820 that was reported by Patriot.

(2) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (described in Note 7), which can be settled in cash or stock, at the Companies' option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Stock Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

11.  PRO FORMA FINANCIAL INFORMATION: (CONTINUED)
                                    WYNDHAM
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Total revenue.....................................................  $  1,901,245  $  1,760,812
                                                                    ------------  ------------
                                                                    ------------  ------------
Net loss(1).......................................................  $   (114,085) $     (3,177)
Preferred stock dividends.........................................        (1,140)      --
                                                                    ------------  ------------

  Net loss to common stockholders.................................  $   (115,225) $     (3,177)
                                                                    ------------  ------------
                                                                    ------------  ------------
Earnings per share

Basic loss per share..............................................  $      (0.82) $      (0.02)
                                                                    ------------  ------------
                                                                    ------------  ------------
Diluted loss per share............................................  $      (0.82) $      (0.02)
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of common shares and common share
  equivalents outstanding:
  Basic...........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------
  Diluted.........................................................       139,820       139,820
                                                                    ------------  ------------
                                                                    ------------  ------------

------------------------

(1) Consolidated pro forma net loss for the nine months ended September 30, 1998 includes costs to acquire leaseholds, a non-recurring expense, in the amount of $52,721 that was reported by Wyndham.

12.  LIQUIDITY:

    The Companies are evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing or extending the maturity of existing indebtedness, issuing additional equity securities, and divesting certain non-core, non-proprietarily branded hotel assets. The Companies have also re-strategized capital expenditures (currently estimated at $100,000 for 1999) and development programs, are improving operating efficiencies, and are in discussions to seek possible amendments to the Revolving Credit Facility.

    No assurances can be made regarding the availability or terms of additional sources of capital for the Companies in the future and no assurances can be given regarding the Companies' ability to successfully refinance or extend the maturity of existing indebtedness. A default by the Companies under current existing indebtedness may cause a cross-default under other existing indebtedness, including, without limitation, the Revolving Credit Facility. No assurances can be given regarding the Companies' success in securing any amendments to the Revolving Credit Facility. Additionally, in the absence of such amendments, no assurances can be given that the Companies will meet the reduced EBITDA coverage ratio

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

12.  LIQUIDITY: (CONTINUED)
requirements which go into effect in December under the Revolving Credit Facility. If the Companies are unable to secure additional sources of financing in the future, are unable to successfully refinance existing indebtedness, or are unable to obtain amendments to existing convenants under the Revolving Credit Facility, no assurance can be made that the Companies will be able to meet their financial obligations as they come due without substantial dilution of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations or similar actions. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Companies' financial condition and results of operations.

13.  SUBSEQUENT EVENTS:

    In September 1998, Hurricane Georges hit the island of Puerto Rico and the Gulf coast of the United States, including Florida and Louisiana. Patriot owns three properties on Puerto Rico, the El Conquistador Resort and Country Club, the El San Juan Hotel and Casino and the Condado Plaza Hotel. The hurricane caused approximately $60,000 of property related damage, excluding the impact of business interruption, to the El Conquistador, Condado Plaza Hotel & Casino and the El San Juan Hotel & Casino properties. As a result of the damage, the three properties experienced varying periods of business interruption. In addition to these properties, Wyndham manages two properties on the island, the Old San Juan Hotel and Casino and the Wyndham Palmas del Mar.

    The Companies' damage assessment teams, working with the underwriters for the Companies' insurance providers, have inspected each of the Companies' owned or managed properties on Puerto Rico and while none of the properties were destroyed, each sustained damages requiring repair and construction. Furthermore, each of the Companies' owned or managed properties sustained damages to the surrounding grounds and landscaping which are in the process of being repaired. To date, the El San Juan, the Old San Juan, the El Conquistador and the Palmas del Mar have re-opened for business. It is currently anticipated that the remainder of the closed rooms at the Condado Plaza, the stand alone ballroom at the Palmas del Mar and the suites at Las Casitas and certain other ancillary facilities at the El Conquistador will re-open in late November. In addition, the grand opening of the Golden Door Spa at the El Conquistador which was scheduled for mid-October will be delayed until mid-December. The Companies' estimated re-opening dates are subject to the availability of construction materials and labor. No assurance can be given that the Companies' owned or manage properties in Puerto Rico will be operating at full capacity by these estimated dates.

    All of the Companies' owned or managed properties on Puerto Rico are insured with both comprehensive property damage and business interruption insurance, subject to certain deductibles. The Companies have hired a consultant to assess their business interruption claims and are currently negotiating with their insurance carriers regarding coverage for the losses sustained at the Puerto Rico properties. While the Companies currently believe that substantially all of the damages sustained at their Puerto Rico properties will be covered by insurance, no assurances can be made regarding the timing or amount of the actual payments that will ultimately be received by the Companies under these policies.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

13.  SUBSEQUENT EVENTS: (CONTINUED)
    On October 20, 1998, the El Conquistador Partnership, L.P. (the "El Conquistador Partnership"), which is beneficially owned 100% by the Companies, filed a Form S-11 with the SEC with respect to the offering (the "Bond Offering") of the undivided interests in the loan agreement between Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA") and the El Conquistador Partnership relating to certain AFICA tourism revenue bonds (the "AFICA Bonds"). It is contemplated that the AFICA Bonds will be issued in the total principal amount of $100,000, will consist of serial bonds and term bonds and will be issued in register form, without coupons, in denominations which are multiples of $5. AFICA will issue the AFICA Bonds and lend the proceeds to the El Conquistador Partnership pursuant to the loan agreement (the "AFICA Loan Agreement"). The El Conquistador Partnership will use the loan proceeds to repay the Interim Financing entered into on August 3, 1998, to fund certain reserves and to pay certain costs and expenses of issuing the AFICA Bonds. The AFICA Bonds will be secured by a lien on substantially all the assets of the El Conquistador Partnership.

    On October 23, 1998, Patriot notified the Summerfield Partners' Representative of Patriot's intention to deliver the additional consideration due under the Summerfield Acquisition agreement based on the market price of the Paired Shares through the end of 1998 in the form of OP Units. Patriot currently estimates the additional consideration due under the Summerfield Acquisition agreement at approximately $10,500.

    On November 3, 1998, the Companies entered into agreements to extend the maturity of certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino from November 3, 1998 to January 29, 1999. The extension agreements required that $10,000 be deposited into an escrow account in installments beginning on the date of the extension through January 12, 1999. Upon the satisfactory completion of certain conditions, the $10,000 will be released from escrow.

    On November 8, 1998, the Companies announced two asset disposition transactions which, in aggregate, are expected to total approximately $206,500. The first transaction, currently under a letter of intent, is to transfer seven hotels representing approximately 1,982 guest rooms, as well as a controlling interest in Interstate Hotel Management, Inc., to affiliates of Paine Webber Real Estate for aggregate consideration of approximately $165,000, including the satisfaction of $160,000 in debt owed by the Companies to Paine Webber Real Estate in connection with the Arcadian Acquisition. This consideration may be subject to an additional earn-out if the hotels meet certain return targets. This transaction is expected to close on or before December 23, 1998 subject to the satisfactory completion of PaineWebber's due diligence and customary closing conditions. This acquisition, if consummated, would be in lieu of the Spin-off contemplated under the Marriott Settlement Agreement. This transaction is subject to third-party consents and conditions. There can be no assurance that a definitive contract will be entered into, that the consents and conditions will be satisfied, or that the transaction will ultimately be consummated.

    The second transaction, which is expected to close by November 20, 1998, includes the sale of a 100% interest in two hotel properties and a 50% equity interest in two other hotel properties to Mr. Milton Fine, a director of Patriot, for an aggregate purchase price of $41,500.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

13.  SUBSEQUENT EVENTS: (CONTINUED)
    On November 12, 1998, the Companies announced they had retained Morgan Stanley Dean Witter & Co. and Chase Securities Inc. as co-advisors to explore alternatives responding to issues relating to debt maturities and the forward equity contracts. The Companies are exploring a broad range of alternatives to address these matters, including, without limitation, a sale of equity and/or debt securities, a business combination or a sale of certain assets. No assurances can be given as to whether or when (or on what terms) any transaction would be consummated.

    On November 16, 1998, the Companies announced they will offer a stock option exchange program for its employees who were awarded options since the Companies acquired the paired-share structure. Certain senior executives and directors will not participate in the exchange. The Companies will utilize the Black Schole's Option Pricing Model, one of two valuation models recognized by the SEC, to compute the appropriate exchange of the formerly issued options. The share price on the to-be-exchanged options will be determined by the higher of the average price of the Companies paired shares over a five-day trading period that commenced on Tuesday, November 10, 1998, or the closing price of the Companies paired shares on the fifth trading day. The result of the exchange will be the award of fewer options in aggregate, but at a calculated amount of $8.10 per share, to ensure that the option program continues as a valuable vehicle through which to incent and retain valuable employees.

    Certain lenders on the debt assumed in the Arcadian Acquisition have rights to consent to the roll-over of certain short-term leases which are subject to renewal in December 1998. Certain lenders have asserted that they intend not to consent to the roll-over of these leases. As a result, the Companies would be required to refinance such debt if such consents could not be obtained.

    The Companies are in discussions regarding the sale of certain hotels currently leased to NorthCoast Hotels. No definitive agreement has been reached regarding this sale and no assurances can be given that the transaction will be consummated.

    As previously disclosed, the Companies are currently reviewing the characterization and recognition in the fourth quarter of 1998 of approximately $16,000 of income relating to the cancellation of certain rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1997.

    Certain statements with respect to future events, including, without limitation, statements regarding availability of equity or debt financing, the Companies' ability to successfully refinance or extend the maturity of existing indebtedness, and the Companies' ability to successfully negotiate a settlement to the forward equity contracts in this Form 10-Q constitute "forward-looking statements" as that term is defined under Section21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Companies, the willingness of the Companies' existing lenders to refinance, extend or amend the terms of existing indebtedness, the willingness of the counterparties to the Companies' forward equity contracts to enter into settlements regarding those agreements; the Companies' ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

THE COMPANIES

    At September 30, 1998, Patriot and Wyndham, directly or through the Operating Partnerships and other subsidiaries, owned interests in 184 hotels totaling over 44,700 rooms and leased 122 hotels from third parties totaling over 15,700 rooms. In addition, Wyndham managed 171 hotels with over 42,000 rooms for third party owners and franchised nine hotels under the Wyndham, Summerfield or ClubHouse brands. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, the Companies' portfolio includes world-class resort hotels and prominent hotels in major tourist destinations.

    Patriot leases 216 of its owned or leased hotels to Wyndham and 14 of Patriot's hotels are leased to third party lessees (the "Lessees") who are responsible for operating the hotels. Generally, these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

    Seventy-six of the Companies' hotels are owned or leased by special purpose entities (the "Non-Controlled Subsidiaries"). Patriot owns an approximate 99% non-voting interest and Wyndham owns an approximate 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting.

    In addition to leasing and managing hotels, Wyndham is also engaged in the business of conducting and offering pari-mutuel wagering on thoroughbred horse racing at the Bay Meadows Racecourse (the "Racecourse").

    On November 12, 1998, the Companies announced that they had retained Morgan Stanley Dean Witter & Co. and Chase Securities Inc. as co-advisors to explore alternatives responding to issues relating to debt maturities and the forward equity contracts. The Companies are exploring a broad range of alternatives to address these matters, including, without limitation, a sale of equity and/or debt securities, a business combination or a sale of certain assets. No assurances can be given as to whether or when (or on what terms) any transaction would be consummated.

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

    Patriot, as a result of the Wyndham Merger, acquired ownership of ten Wyndham hotels and 14 Clubhouse hotels and leased such hotels to Wyndham. In addition, Patriot assumed 14 hotel leases, 13 of which were sub-leased to Wyndham. Old Wyndham's remaining 52 management and franchise contracts (excluding 16 hotels that Old Wyndham managed that are owned by Patriot), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to corporate subsidiaries of Patriot (collectively, the "Non-Controlled Subsidiaries"). Patriot owns a 99% non-voting interest and Wyndham owns the 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries have been combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting. The total purchase consideration for the Wyndham Merger of approximately $982 million consisted of 21,594,137 Paired Shares and 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into Paired Shares), cash of approximately $339 million to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on the Companies' revolving credit facility (the "Revolving Credit Facility")), and the assumption of approximately $59 million in debt.

    WHG CASINOS & RESORTS, INC. AND RELATED TRANSACTIONS

    On January 16, 1998, pursuant to the Agreement and Plan of Merger dated as of September 30, 1997 (the "WHG Merger Agreement") between Patriot, Wyndham and WHG Casinos & Resorts Inc. ("WHG"), a subsidiary of Wyndham merged with and into WHG, with WHG being the surviving corporation (the "WHG Merger"). As a result of the WHG Merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club (the "El Conquistador"), all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 Paired Shares were issued in connection with the WHG Merger and approximately $21.3 million of debt was assumed, resulting in total purchase consideration of approximately $159.4 million.

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

    On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in entities that own the El Conquistador and the El San Juan Hotel & Casino for a total purchase price of approximately $3.9 million. Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes.

    On August 3, 1998, the Companies refinanced certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino. Proceeds of $145.0 million from the refinancing were used to repay outstanding indebtedness of approximately $139.3 million, to pay legal and closing costs and to establish certain reserves, including interest reserves, required by the loan agreements. The loans are secured by mortgages on the properties, bear interest at a rate of LIBOR plus 2.25% and, prior to the extension described below, matured on November 3, 1998.

    In September 1998, Hurricane Georges hit the island of Puerto Rico and the Gulf coast of the United States, including Florida and Louisiana. Patriot owns three properties on Puerto Rico, the El Conquistador Resort and Country Club, the El San Juan Hotel and Casino and the Condado Plaza Hotel. The hurricane caused approximately $60 million of property related damage, excluding the impact of business interruption, to the El Conquistador, Condado Plaza Hotel & Casino and the El San Juan Hotel & Casino properties. As a result of the damage, the three properties experienced varying periods of business interruption. In addition to these properties, Wyndham manages two properties on the island, the Old San Juan Hotel and Casino and the Wyndham Palmas del Mar.

    The Companies' damage assessment teams, working with the underwriters for the Companies' insurance providers, have inspected each of the Companies' owned or managed properties on Puerto Rico and while none of the properties were destroyed, each sustained damages requiring repair and construction. Furthermore, each of the Companies' owned or managed properties sustained damages to the surrounding grounds and landscaping which are in the process of being repaired. To date, the El San Juan, the Old San Juan, the El Conquistador and the Palmas del Mar have re-opened for business. It is currently anticipated that the remainder of the closed rooms at the Condado Plaza, the stand alone ballroom at the Palmas del Mar and the suites at Las Casitas and certain other ancillary facilities at the El Conquistador will re-open in late November. In addition, the grand opening of the Golden Door Spa at the El Conquistador which was scheduled for mid-October will be delayed until mid-December. The Companies' estimated re-opening dates are subject to the availability of construction materials and labor. No assurance can be given that the Companies' owned or manage properties in Puerto Rico will be operating at full capacity by these estimated dates.

    All of the Companies' owned or managed properties on Puerto Rico are insured with both comprehensive property damage and business interruption insurance, subject to certain deductibles. The Companies have hired a consultant to assess their business interruption claims and are currently negotiating with their insurance carriers regarding coverage for the losses sustained at the Puerto Rico properties. While the Companies currently believe that substantially all of the damages sustained at their Puerto Rico properties will be covered by insurance, no assurances can be made regarding the timing or amount of the actual payments that will ultimately be received by the Companies under these policies.

    On November 3, 1998, the Companies entered into agreements to extend the maturity of certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino from November 3, 1998 to January 29, 1999. The extension agreements required that $10 million be deposited into an escrow account in installments beginning on the date of the extension through January 12, 1999. Upon the satisfactory completion of certain conditions, the $10 million will be released from escrow.

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

    In connection with the Arcadian Acquisition, Patriot entered into a short-term financing agreement on April 15, 1998 with Paine Webber Real Estate Securities Inc. ("Paine Webber Real Estate") whereby Paine Webber Real Estate loaned Patriot $160 million through April 15, 1999, at a rate equal to the borrowing rate on Patriot's Revolving Credit Facility. The Companies currently anticipate that this $160 million debt will be satisfied in connection with the sale of certain hotel and other assets to Paine Webber Real Estate described in
Note 13 to the financial statements. In addition, Patriot assumed approximately $112.6 million of debt in connection with the Arcadian Acquisition.

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

    In connection with the Interstate Merger, the Patriot Companies closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate to increase Patriot's existing credit facilities to an aggregate of $2.7 billion (an increase of $1.45 billion from the prior $1.25 billion credit package). The increased credit facilities include the $900 million Revolving Credit Facility and a series of term loans in the aggregate amount of up to $1.8 billion (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate Merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. In addition, the increased credit facilities will be used to fund future acquisitions and for general working capital purposes. Interest rates will be based on the Patriot Companies' leverage ratio and may vary from 1.5% to 2.5% over LIBOR.

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

    In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for three principal transactions: (i) rebranding of ten Marriott hotels under the Wyndham name, (ii) the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (iii) the Spin-off. On November 8, 1998, the Companies entered into a letter of intent pursuant to which the Companies will sell seven hotels, representing approximately 1,982 guest rooms, as well as a controlling interest in Interstate Hotel Management, Inc., to affiliates of Paine Webber Real Estate Securities Inc. This transaction, if consummated, would be in lieu of the Spin-off.

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

    On October 23, 1998, Patriot notified the Summerfield Partners' Representative of Patriot's intention to deliver the additional consideration due under the Summerfield Acquisition agreement based on the market price of the Paired Shares through the end of 1998 in the form of OP Units. Patriot currently estimates the additional consideration due under the Summerfield Acquisition agreement at approximately $10,500,000.

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

    OTHER ACQUISITIONS

    In addition, during the nine months ended September 30, 1998, Patriot acquired investments in four hotels and the Golden Door Spa for approximately $234.1 million. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility, the issuance of 53,989 OP Units of the Operating Partnerships valued at approximately $1.5 million, the issuance of 390,335 Paired Shares valued at approximately $10 million, and the assumption of other mortgage debt in the amount of approximately $80.1 million. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33.9 million.

    In July 1998, Wyndham acquired an approximate 50% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouses, Inc. for $1.5 million in cash and 156,272 preferred units of limited partnership interest of Wyndham Partnership. Wyndham entered into this joint venture arrangement to expand the Shula's Steakhouse Brand as a food and beverage amenity in certain of Patriot's hotels.

1998 DIVIDENDS

    Patriot is currently reviewing its liquidity and financial condition. Accordingly, Patriot has decided not to declare a dividend with respect to the third quarter at this time. Instead, prior to December 31, 1998, Patriot intends to declare a dividend, payable in cash or securities in January, 1999, which will be at least sufficient to satisfy the federal income tax requirements with respect to dividends in order for Patriot to continue to qualify as a REIT.

SALES OF PAIRED COMMON STOCK WITH PRICE ADJUSTMENT MECHANISMS

    The Companies are parties to transactions with three counterparties involving the sale of an aggregate of 13.3 million shares of Paired Common Stock, with related Price Adjustment Mechanisms, as described below.

    UBS TRANSACTION. On December 31, 1997, the Companies entered into transactions with UBS Limited and Union Bank of Switzerland, London Branch (together with its successor, UBS AG, London Branch, "UBS" and, together with Warburg Dillon Read, LLC, the "UBS Parties"). Pursuant to the terms of a Purchase Agreement dated as of December 31, 1997 (the "UBS Purchase Agreement"), UBS Limited purchased 3,250,000 Paired Shares (the "Initial UBS Shares") from the Companies at a purchase price of $28.8125 per share (the last reported sale price of the Paired Shares on December 30, 1997) for approximately $91.8 million in net proceeds. The net proceeds were used by the Companies to repay existing indebtedness. The Initial UBS Shares represent approximately 1.8% of the outstanding Paired Shares as of the date of this filing. UBS received from the Companies a placement fee of 2%, or approximately $1.9 million.

    In connection with the issuance of the Initial UBS Shares, the Companies entered into a Forward Stock Contract, dated as of December 31, 1997, with UBS (as amended on August 14, 1998 and September 11, 1998, the "Forward Stock Contract"). Pursuant to the Forward Stock Contract, the Companies have agreed to effect a settlement, in one or more transactions (each a "UBS Settlement"), with respect to a number of Paired Shares equal to the number of Initial UBS Shares, at a per Paired Share price equal to $28.8125 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Paired Shares (the "UBS Forward Price"). The forward accretion component represents a guaranteed rate of return to UBS. The Paired Shares to be delivered to or by UBS may consist of Paired Shares acquired under the UBS Purchase Agreement or otherwise.

    The Companies may effect a UBS Settlement by (i) delivering to UBS Paired Shares (the "UBS Settlement Shares") equal in value (valued at the daily average closing price for the Paired Shares over a specific period of time (the "UBS Unwind Price")) to the UBS Forward Price at the time of such UBS Settlement times the number of Paired Shares subject to such UBS Settlement (the "UBS Settlement Amount") in exchange for the number of shares subject to such UBS Settlement, (ii) delivering to (or, in the event the UBS Unwind Price is greater than the UBS Forward Price, receiving from) UBS a number of Paired Shares equal to the difference between the number of the UBS Settlement Shares and the number of shares subject to such UBS Settlement, or (iii) delivering to UBS cash equal to the UBS Settlement Amount in exchange for the shares subject to such UBS Settlement. If the Companies make a UBS Settlement in Paired Shares, they must also pay to UBS (i) an unwind accretion fee (payable in cash or shares) equal to 50% of the UBS Settlement Amount times the imputed return of LIBOR plus 140 basis points over the period designated for such UBS Settlement and (ii) a placement fee equal to 0.50% of the UBS Settlement Amount. The Forward Stock Contract provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by UBS of the shares to be delivered. A registration statement covering up to 4,000,000 shares to be sold by UBS was declared effective (as amended) on October 15, 1998. A registration statement covering up to an additional 40,000,000 shares to be sold by PWFS, Nations and UBS was declared effective on October 15, 1998.

    In connection with the September 11 amendment to the Forward Stock Contract, the Companies paid down $45,627,725 under the Forward Stock Contract through the application of cash collateral that had previously been delivered to UBS pursuant to the Forward Stock Contract. In addition, the Companies have delivered an additional 2,474,359 Paired Shares and $8,252,274 to UBS as collateral pursuant to the Forward Stock Contract. The cash collateral held by UBS is subject to adjustment every two weeks such that the amount of cash collateral is equal to the number of shares subject to the Forward Stock Contract times the amount by which the UBS Forward Price exceeds the closing price of the Paired Shares on the trading day immediately preceding the adjustment date (such closing price the "UBS Reset Price" and such product the "UBS Interim Settlement Amount"). With the prior written consent of UBS, the Companies may elect to deliver to UBS a number of Paired Shares (the "UBS Interim Settlement Shares") equal in value (valued at the UBS Reset Price) to 125% of the UBS Interim Settlement Amount.

    The Forward Stock Contract provides that if the average closing price of the Paired Common Stock for any two consecutive trading days does not equal or exceed $11.00 (the "UBS Unwind Threshold"), UBS has the right to force a complete settlement under the Forward Stock Contract. As a result of the failure of the average closing price of the Paired Common Stock for October 2 and October 5, 1998 to equal or exceed $11.00, UBS became entitled to force a complete settlement pursuant to the terms of the Forward Stock Contract and continues to be so entitled. In addition, the Forward Stock Contract reached maturity on October 15, 1998. UBS has asserted that the Companies are in default under the terms of the Forward Stock Contract as the result of the Companies not delivering certain cash collateral and not making final settlement of the Forward Stock Contract in cash, although the Companies have disputed this assertion. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

    UBS also has the right to force a complete settlement under the Forward Stock Contract if the Companies (i) are in default with respect to certain financial and notice covenants under the Forward Stock Contract, (ii) are in default under the Corporation's credit facility with Chase Manhattan Bank, (iii) are in default with respect to certain specified indebtedness of the Companies,
(iv) declare bankruptcy or become insolvent or fail to post sufficient cash collateral, (v) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with UBS or (vi) fail to settle the transaction in cash simultaneously with the sale by the Companies of certain property. A registration statement covering the sale of up to 4,000,000 shares by UBS was declared effective (as amended) on October 15, 1998. Also, a registration statement covering the sale of up to an additional 40,000,000 shares by PWFS, Nations and UBS was declared effective on October 15, 1998. However, there can be no assurance that such registration statements will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Forward Stock Contract.

    NATIONS TRANSACTION. On February 26, 1998, the Companies entered into transactions with a subsidiary of NationsBank Corporation (together with NationsBanc Mortgage Capital Corporation, "Nations"). Pursuant to the terms of a Purchase Agreement dated as of February 26, 1998 (the "Nations Purchase Agreement"), Nations purchased 4,900,000 Paired Shares (the "Initial Nations Shares") from the Companies at a purchase price of $24.8625 per share (which reflected a 2.5% discount from $25.50, the last reported sale price of the Paired Shares on February 25, 1998) for net proceeds of approximately $121.8 million. The net proceeds were used by the Companies to repay existing indebtedness. The Initial Nations Shares represent approximately 2.7% of the outstanding Paired Shares as of the date of this filing.

    In connection with the issuance of the Initial Nations Shares, the Companies entered into a Purchase Price Adjustment Mechanism, dated as of February 26, 1998, with Nations (as amended on August 14, 1998, the "Nations Price Adjustment Mechanism"). Pursuant to the Nations Price Adjustment Mechanism, the Companies have agreed to effect certain purchase price adjustments on or before February 26, 1999, in one or more transactions (each a "Nations Settlement"), with respect to a number of Paired Shares equal to the number of Initial Nations Shares, by reference to a per Paired Share price equal to $25.50 plus a forward accretion representing an imputed return at LIBOR plus 150 basis points, minus an adjustment to reflect distributions on the Paired Shares (the "Nations Forward Price"). The Paired Shares to be delivered to or by Nations may consist of Paired Shares acquired under the Nations Purchase Agreement or otherwise.

    The Companies may effect a Nations Settlement by (i) delivering to Nations Paired Shares (the "Nations Settlement Shares") equal in value (valued at the dollar volume weighted average price for the Paired Shares (as calculated pursuant to the Nations Price Adjustment Mechanism) over a specific period of time (the "Nations Unwind Price")) to the Nations Forward Price at the time of such Nations Settlement times the number of shares subject to such Nations Settlement (the "Nations Settlement Amount") in exchange for the number of shares subject to such Nations Settlement, (ii) delivering to (or, in the event the Nations Unwind Price is greater than the Nations Forward Price, receiving from) Nations a number of Paired Shares equal to the difference between the number of Nations Settlement Shares and the number of shares subject to such Nations Settlement, or (iii) delivering to Nations cash equal to the Nations Settlement Amount in exchange for a number of Paired Shares equal to the number of shares subject to such Nations Settlement. If the Companies effect a settlement pursuant to clause (i) or (ii) above, they must also pay a placement fee equal to 2% of the Nations Settlement Amount. The Nations Price Adjustment Mechanism provides that shares may be delivered in settlement only if (i) the Companies have on file with the SEC an effective registration statement covering the sale by Nations of the shares to be delivered, (ii) for settlement at maturity, the dollar volume weighted average price of the Paired Shares (as calculated pursuant to the Nations Price Adjustment Mechanism) on the date of such settlement is greater than or equal to $20.00 and (iii) for settlement at maturity, no Mandatory Nations Unwind Event (as defined below) has occurred and is continuing. If the above conditions are not met when they apply, the Companies generally must deliver cash equal to the Nations Settlement Amount.

    The Nations Price Adjustment Mechanism provides that on or after October 15, 1998, if the dollar volume weighted average price of the Paired Shares for any two consecutive trading days does not equal or exceed certain amounts (the "Nations Unwind Thresholds"), Nations has the right to force a partial or complete settlement under the Nations Price Adjustment Mechanism. The Nations Unwind Thresholds are $20.00 (33% settlement), $18.75 (67%) and $17.25 (100%).
As a result of failure of the price of the

Paired Shares to exceed the Nations Unwind Thresholds, pursuant to the terms of the Nations Price Adjustment Mechanisms, Nations became entitled to force a complete settlement under the Nations Price Adjustment Mechanism on October 16, 1998, and continues to be so entitled. Nations has not required any settlement under the Nations Price Adjustment Mechanism to date. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

    Nations also has the right to force a complete settlement under the Nations Price Adjustment Mechanism at any time upon the occurrence of any of the following (each a "Mandatory Nations Unwind Event"): (i) default of the Companies with respect to certain indebtedness, (ii) declaration by the Companies of bankruptcy or insolvency or failure to post sufficient cash collateral or (iii) the sale or refinancing by the Companies of certain properties in which the net proceeds of such sale or refinancing (up to the amount necessary to effect a complete cash settlement) are not applied to a cash settlement under the Nations Price Adjustment Mechanism. The Nations Price Adjustment Mechanism also provides that, upon the consummation of the sale or refinancing of certain properties by the Companies with a third party, the Companies must apply the net proceeds to the extent necessary to effect a complete cash settlement under the Nations Price Adjustment Mechanism. The Companies have agreed to use all commercially reasonable efforts to effect such a sale or refinancing. The Companies' planned sale of assets to Paine Webber Real Estate (as described in Note 13 to the financial statements) would give rise to a Mandatory Nations Unwind Event absent a waiver by Nations. The Companies are seeking such a waiver, but no assurance can be given as to whether or on what terms it will be obtained. In addition, the Companies' bank group has indicated its belief that consent under the credit facility would be required in connection with such sale. No assurance can be given as to whether or on what terms such consent, if required, will be obtained. Under the terms of the Nations Price Adjustment Mechanism, upon the occurrence of a Mandatory Nations Unwind Event, if the Daily Average Price (as defined) of the Paired Shares does not exceed $20.00, the Companies would be deemed to have elected to settle the Nations Price Adjustment Mechanism in cash (and the Companies are not entitled to elect to settle in stock). The Daily Average Price of the Paired Shares on November 19, 1998 was $7.46.

    As of the date of this filing, the Companies have delivered an aggregate of 13,886,547 Paired Shares and $179,208 to Nations as collateral to secure the Companies' obligations under the Nations Price Adjustment Mechanism. A registration statement covering the sale by PWFS, Nations and UBS of up to 40,000,000 Paired Shares in connection with the Price Adjustment Mechanisms has been declared effective; however, there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    PWFS TRANSACTION. On April 6, 1998, the Companies entered into transactions with PaineWebber Incorporated ("PaineWebber") and PaineWebber Financial Products, Inc. ("PWFS" and, together with PaineWebber, the "PaineWebber Parties"). Pursuant to the terms of a Purchase Agreement dated as of April 6, 1998 (the "PaineWebber Purchase Agreement"), PaineWebber purchased 5,150,000 Paired Shares (the "Initial PaineWebber Shares") from the Companies at a purchase price of $27.01125 per share, which reflected a 2% discount to the last reported sale price of the Paired Shares on April 3, 1998, for net proceeds of approximately $139.1 million. The net proceeds were used by the Companies to repay existing indebtedness. The Initial PaineWebber Shares represent approximately 2.9% of the outstanding Paired Shares as of the date of this filing.

    In connection with the issuance of the Initial PaineWebber Shares, the Companies entered into a Purchase Price Adjustment Mechanism Agreement, dated as of April 6, 1998, with PWFS (as amended on August 14, 1998, September 30, 1998 and October 22, 1998, the "PaineWebber Price Adjustment Agreement"). Upon any settlement under the PaineWebber Price Adjustment Agreement (a "PW Settlement"), the purchase price of the Initial PaineWebber Shares subject to the PW Settlement is adjusted based upon the difference between (i) the proceeds (net of a negotiated resale spread or underwriting discount) received by PWFS from the sale of Paired Shares and (ii) a reference price (the "Reference Price") equal to the closing price for a Paired Share on April 3, 1998 plus a forward accretion reflecting an imputed return at LIBOR plus 140 basis points, minus an adjustment to reflect distributions on the Initial PaineWebber Shares prior to the date of such PW Settlement (such difference, the "PW Price Difference"). If the PW Price Difference is positive, PWFS must deliver Paired Shares or cash to the Companies equal in value to the aggregate PW Price Difference. If the PW Price Difference is negative, the Companies must deliver to PWFS additional Paired Shares equal in value (net of a negotiated resale spread or underwriting discount, as the case may be) to the aggregate PW Price Difference. The PaineWebber Price Adjustment Agreement provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by PWFS of the shares to be delivered. Although a registration statement covering the sale of up to 40,000,000 Paired Shares by PWFS, Nations and UBS in connection with the Price Adjustment Mechanisms has been declared effective, there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    Pursuant to the PaineWebber Price Adjustment Agreement, the Companies have to date delivered 17,816,281 Paired Shares to PWFS as collateral ("Collateral Shares") and have paid cash dividends totaling $192,305 on the Collateral Shares, which amount is held by PWFS as collateral. Such number of shares is subject to adjustment every two weeks such that the value of the Collateral Shares plus the Initial PaineWebber Shares that have not been settled (valued at the closing price of the Paired Shares on the adjustment date) is equal to the amount by which the Reference Price times the number of shares subject to the PaineWebber Price Adjustment Agreement exceeds (i.e., the number of Initial PaineWebber Shares that have not been settled) $5,000,000 (such excess amount, the "Collateral Amount"). The PaineWebber Price Adjustment Agreement provides, that if the resale by PWFS of the shares to be so delivered is not covered by an effective registration statement, then the Companies, at their option, must deliver to PWFS either (i) a number of Collateral Shares equal in value to 125% of the Collateral Amount or (ii) cash collateral equal to the Collateral Amount. Although a registration statement covering the sale of up to 40,000,000 Paired Shares by PWFS, Nations and UBS in connection with the Price Adjustment Agreements has been declared effective, there can be no assurance that such registration statement will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    The PaineWebber Price Adjustment Agreement provides that if the closing price of the Paired Shares on any trading day does not equal or exceed $16.00, PWFS has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement through any commercially reasonable manner of sale specified by PWFS. As a result of the failure of the closing price of the Paired Shares to equal or exceed $16.00 on August 25, 1998, pursuant to the terms of the PaineWebber Price Adjustment Agreement, PWFS became entitled to force a complete settlement under the PaineWebber Price Adjustment Agreement and continues to be so entitled. In addition, the PaineWebber Price Adjustment Agreement reached maturity on October 15, 1998. PWFS has not required any settlement under the PaineWebber Price Adjustment Agreement to date although it has reserved the right to do so. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

    PWFS also has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement if the Companies (i) are in default with respect to certain specified indebtedness of the Companies or (ii) effect an early settlement, unwind or liquidation of any transaction similar to the transaction with PWFS.

    POTENTIAL DILUTION AND LIQUIDITY EFFECTS OF THE PRICE ADJUSTMENT
MECHANISMS. Settlement under one or more of the Price Adjustment Mechanisms described above could have adverse effects on the Companies' liquidity or dilutive effects on the Companies' capital stock. As of the date of this filing, all three counterparties to the Price Adjustment Mechanisms were, pursuant to the terms of the Price Adjustment Mechanisms, entitled to require settlement of their transactions. If upon settlement the reset price or unwind price (in the case of the UBS and Nations transactions) or the market price (in the case of the PWFS transaction) of the Paired Shares is less than the applicable forward price or reference price, the Companies must deliver cash or additional Paired Shares to effect such settlement. Delivery of cash would adversely affect the Companies' liquidity, and delivery of shares would have dilutive effects on the Companies' capital stock. Moreover, to settle in stock under any of the Price Adjustment Mechanisms, the Companies may be required to issue Paired Shares at a depressed price, which would heighten the dilutive effects on the Companies' capital stock. The dilutive effects of a stock settlement increase significantly as the market price of the Paired Shares declines below the applicable forward price or reference price. Furthermore, under certain circumstances, the Companies may settle in Paired Shares only if a registration statement covering such shares is effective. Although to date registration statements covering the sale of up to 44,000,000 Paired Shares in connection with the Price Adjustment Mechanisms have been declared effective, there can be no assurance that such registration statements will remain effective or that the Companies will not be required to register more Paired Shares in connection with the Price Adjustment Mechanisms.

    The market price of the Paired Shares has dropped significantly below the applicable forward price or reference price under each of the Price Adjustment Mechanisms. As a result, the Companies have to date made cash payments (including cash dividends on collateral shares) totaling $54,251,513 (including a partial settlement of $45,627,725 in cash under the UBS Forward Stock Contract) and delivered an aggregate of 34,177,187 additional Paired Shares as collateral pursuant to the Price Adjustment Mechanisms. All such collateral shares are deemed to be outstanding for purposes of the Companies' per share calculations. If the Companies settled all three transactions in cash on November 12, 1998, they would be obligated to deliver to the counterparties a total of approximately $314.4 million (assuming application of the cash currently held as collateral by the counterparties) and would receive from the counterparties a total of 13.3 million Paired Shares plus all Paired Shares then held as collateral by them.

    The terms of the Price Adjustment Mechanisms provide that all three counterparties currently have the right to require the Companies to settle their transactions. Moreover, UBS has asserted that the Companies are in default under the terms of the Forward Stock Contract as the result of the Companies not delivering certain cash collateral and not making final settlement of the Forward Stock Contract in cash, although the Companies have disputed this assertion.

    The Companies are currently in discussions regarding possible resolutions of the Price Adjustment Mechanisms to provide the Companies with the opportunity to resolve the Price Adjustment Mechanisms through payments of cash or other forms of consideration, and thus to avoid the need to settle in shares. There can be no assurance that such discussions will be successful. Moreover, any such resolutions may require the consent of the lenders under the Companies' credit facility. No assurances can be given that any such consent, if required and sought, would be obtained, or that the Companies would be able to meet their obligations under any such settlement arrangement.

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

PATRIOT AMERICAN HOSPITALITY, INC.

RESULTS OF OPERATIONS: QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER
  ENDED SEPTEMBER 30, 1997

    Patriot's lease revenue from the Lessees (including Wyndham) for the quarter ended September 30, 1998, increased 278% from $47,107,000 in 1997 to $178,156,000 in 1998. This increase is primarily due to the acquisition of 174 hotel properties during the past twelve months. Patriot owned or leased 306 hotel properties as of September 30, 1998. Interest and other income increased from $3,083,000 in 1997 to $6,540,000 in 1998 which is primarily attributable to additional investments in Subscription Notes and other notes receivable from Wyndham and interest and dividend income earned on cash investments. Interest and other income for the three months ended September 30, 1998 includes $3,667,000 of interest income related to notes receivable from Wyndham.

    Generally, Patriot's Participating Leases provide for the payment of the greater of (i) a fixed base rent or (ii) participating rent, based on the revenue of the hotels, plus certain additional charges, as applicable. The Participating Leases contain annual revenue thresholds used to calculate the various tiers of participating rent which are prorated on a monthly basis to determine monthly participating rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and the seasonality of the hotel operations. The effect of the change was to defer recognition of $1,789,000 of lease revenue during the quarter ended September 30, 1998.

    For the three months ended September 30, 1998 as compared to the same period for 1997, Patriot experienced significant increases in expenses as a result of the acquisition of hotels discussed above.

    Real estate and personal property taxes and casualty insurance were $16,799,000 for the three months ended September 30, 1998, compared to $4,253,000 for the three months ended September 30, 1997.

    Ground lease expense increased from $1,310,000 to $22,128,000 for the three months ended September 30, 1997 compared to the same period in 1998 as a result of acquisition of properties subject to existing ground leases, including $1,318,000 related to the Racecourse land lease with an affiliate of PaineWebber, Inc.

    General and administrative expenses were $5,090,000 for the three months ended September 30, 1998, compared to $2,501,000 for 1997. This increase is primarily attributable to Patriot's tremendous growth over the past year through mergers and acquisitions. General and administrative expenses include the amortization of unearned stock compensation of $1,381,000 for 1998 and $1,385,000 for 1997.

    Interest expense for the three months ended September 30, 1998 was $77,266,000 compared to $14,649,000 in 1997. Patriot's outstanding debt obligations as of September 30, 1998 and 1997 were approximately $3.6 billion and $727.2 million, respectively. The primary components of interest expense for the three months ended September 30, 1998 are $54,303,000 of interest related to the revolving credit facility and term loans, $11,311,000 of interest on mortgage notes, $8,007,000 of amortization of deferred financing costs and $7,264,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the three months ended September 30, 1997 consists primarily of $12,372,000 of interest on Patriot's Revolving Credit Facility, the Old Line of Credit and mortgage note balances outstanding, $2,461,000, of other interest related to Subscription Notes, other miscellaneous notes, capital leases and commitments payable and $567,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $3,619,000 and $751,000 for the three months ended September 30, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

    In connection with Patriot's acquisition of certain license agreements Patriot recognized an expense of $3,940,000 related to the cost of acquiring these agreements for the third quarter of 1998.

    The Companies previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates in connection with an anticipated $850 million corporate bond offering originally scheduled for the fourth quarter of 1998. However, given current conditions in the debt capital markets, the Companies have decided to delay this debt issuance indefinitely. Under the treasury interest rate lock agreements, the Companies receive or make payment based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a notional principal amount of $525 million. The Companies have settled the entire $525 million in treasury interest rate locks at rates between 4.58% and 4.67% resulting in a $49,225,000 one-time charge to earnings in the third quarter of 1998.

    Depreciation and amortization expense was $50,561,000 for the three months ended September 30, 1998 compared to $12,650,000 for the same period in 1997.

    Patriot's share of income from unconsolidated subsidiaries was $4,764,000 for the third quarter of 1998 compared to $1,395,000 for the third quarter of 1997. The increase is primarily attributable to Patriot's investment in the Non-Controlled Subsidiaries.

    Minority interest share of income in the Patriot Partnership was $2,015,000 and $3,340,000 for the three months ended September 30, 1998 and 1997, respectively. Minority interest share of income in Patriot's other consolidated subsidiaries was $3,775,000 for the third quarter of 1998 and $921,000 for the third quarter of 1997.

    As a result, the net loss was $37,436,000 for the three months ended September 30, 1998 and $27,713,000 for the three months ended September 30, 1997.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE
  MONTHS ENDED SEPTEMBER 30, 1997

    Patriot's lease revenue from the Lessees (including Wyndham) for the nine months ended September 30, 1998, increased 255% from $119,093,000 in 1997 to $422,808,000 in 1998. This increase is primarily due to the acquisition of 174 hotel properties during the past twelve months. Interest and other income increased from $4,215,000 in 1997 to $15,311,000 in 1998 which is primarily attributable to investments in Subscription Notes and other notes receivable from Wyndham and interest and dividend income earned on cash investments. Interest and other income for the nine months ended September 30, 1998 includes $9,695,000 of interest income related to notes receivable from Wyndham.

    As discussed above, Patriot elected to adopt the provisions of EITF 98-9 (which provides new guidance for accounting procedures to be applied when accounting for participating lease income) beginning in May 1998. The effect of the change was to defer recognition of $7,470,000 of lease revenue during the nine months ended September 30, 1998. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual revenue thresholds. This will generally result in base rent being recognized in the first and second quarters and participating rents already collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of Patriot's Participating Leases and the seasonality of the hotel operations.

    For the nine months ended September 30, 1998 as compared to the same period for 1997, Patriot experienced significant increases in expenses as a result of the acquisition of hotels discussed above.

    Real estate and personal property taxes and casualty insurance were $42,023,000 for the nine months ended September 30, 1998, compared to $11,219,000 for the nine months ended September 30, 1997.

    Ground lease expense increased from $1,993,000 to $42,296,000 for the nine months ended September 30, 1997 compared to the same period in 1998 as a result of acquisition of properties subject to existing ground leases, including $3,915,000 related to the Racecourse land lease with an affiliate of PaineWebber, Inc.

    General and administrative expenses were $15,091,000 for the nine months ended September 30, 1998, compared to $7,582,000 for 1997. This increase is primarily attributable to Patriot's tremendous growth over the past year through mergers and acquisitions. General and administrative expenses include the amortization of unearned stock compensation of $4,041,000 for 1998 and $3,312,000 for 1997.

    Interest expense for the nine months ended September 30, 1998 was $162,294,000 compared to $31,977,000 in 1997. Patriot's outstanding debt obligations as of September 30, 1998 and 1997 were approximately $3.5 billion and $727.2 million, respectively. The primary components of interest expense for the nine months ended September 30, 1998 are $109,290,000 of interest related to the revolving credit facility and term loans, $25,627,000 of interest on mortgage notes, $16,884,000 of amortization of deferred financing costs and $18,723,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the nine months ended September 30, 1997 consists primarily of $29,867,000 of interest on the Revolving Credit Facility, the Old Line of Credit and mortgage note balances outstanding, $2,461,000 of other interest related to Subscription Notes, other miscellaneous notes, capital leases and commitments payable, and $1,331,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $8,230,000 and $1,682,000 for the nine months ended September 30, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

    In connection with Patriot's acquisition of three leasehold interests for hotels that Patriot owns and leased to certain of the Lessees and the acquisition of certain license agreements, Patriot recognized expense of $8,279,000 related to the cost of acquiring these leaseholds and license agreements.

    The Companies previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates in connection with an anticipated $850 million corporate bond offering originally scheduled for the fourth quarter of 1998. However, given current conditions in the debt capital markets, the Companies have decided to delay this debt issuance indefinitely. Under the rate lock agreements, the Companies receive or make payment based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a notional principal amount of $525 million. The Companies have settled the entire $525 million in treasury interest rate locks at rates between 4.58% and 4.67% resulting in a $49,225,000 one-time charge to earnings in the third quarter of 1998.

    Depreciation and amortization expense was $112,253,000 for the nine months ended September 30, 1998 compared to $30,656,000 for the same period in 1997.

    Patriot's share of income from unconsolidated subsidiaries was $24,011,000 for the nine months ended September 30, 1998 compared to $4,488,000 for 1997. The increase is primarily attributable to Patriot's investments in the Non-Controlled Subsidiaries.

    Minority interest share of loss in the Patriot Partnership was $3,253,000 and $1,194,000 for the nine months ended September 30, 1998 and 1997, respectively. Minority interest share of income in Patriot's other consolidated subsidiaries was $6,203,000 for the first half of 1998 and $1,368,000 for 1997.

    Patriot repaid certain debt obligations of Old Wyndham, Interstate and Summerfield in connection with the Wyndham Merger, the Interstate Merger and the Summerfield Acquisition. As a result, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt in the aggregate amount of $30,559,000.

    As a result, the net loss was $9,879,000 for the nine months ended September 30, 1998 and $4,547,000 for the nine months ended September 30, 1997.

WYNDHAM INTERNATIONAL, INC.

    As of September 30, 1998, Wyndham leased 216 hotels from Patriot, managing 202 of those hotels, and managed 171 hotels for third parties. In addition, Wyndham operated the Bay Meadows Racecourse. Subsequent to the Cal Jockey Merger in July 1997, the major portion of the revenues of Wyndham and Patriot have been derived from the leasing and operation of hotels.

RESULTS OF OPERATIONS: QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER
  ENDED SEPTEMBER 30, 1997

    For the three months ended September 30, 1998, Wyndham (including its consolidated subsidiaries) had hotel revenues of $554,331,000 from the 290 hotels it operated during the period as compared to $30,271,000 in hotel revenues from the 29 hotels operated during the three months ended September 30, 1997. In addition, Wyndham reported management fee and service fee income of $24,917,000 and $1,577,000 for the three months ended September 30, 1998 and 1997, respectively. Interest and other income for the three month period ended September 30, 1998 increased from $1,475,000 in 1997 to $4,477,000 mainly due to the interest income related to the Subscription Notes and other notes receivable from Patriot.

    Total revenues from the Racecourse facility operations were $9,955,000 for the quarter ended September 30, 1998 compared to $10,861,000 for the same quarter last year. Total costs and expenses associated with the Racecourse operations were $8,810,000 for the quarter ended September 30, 1998 compared to $10,536,000 for the same quarter last year. These decreases were primarily attributable to fewer racing days in the third quarter of 1998 compared to 1997.

    Hotel expenses increased from $16,797,000 to $378,886,000 for the quarter ended September 30, 1998 as a result of the increased number of hotels operated by Wyndham quarter over quarter.

    Lease payments paid to Patriot pursuant to the Participating Leases, other hotel sub-leases and the Racecourse facility lease increased from $10,686,000 to $174,838,000 for the for the third quarter of 1998.

    General and administrative expenses were $21,482,000 for the period compared to $4,081,000 for the same period last year. General and administrative expenses consist primarily of salaries and wages of personnel.

    Interest expense for the three months ended September 30, 1998 was $10,216,000 compared to $11,000 for the same period last year. The increase is primarily attributable to debt obligations related to the three hotels acquired in the WHG Merger. The amount also includes $3,667,000 of interest expense related to the Subscription Notes and other notes payable to Patriot for the three months ended September 30, 1998.

    Depreciation and amortization increased from $1,142,000 to $17,675,000 for the three months ended September 30, 1998. The increase in depreciation is attributable to the three hotels acquired in the WHG Merger and assets acquired in the Interstate Merger.

    Wyndham's share of income from unconsolidated subsidiaries was $447,000 for the three months ended September 30, 1998.

    Minority interest's share of income associated with the Wyndham Partnership was a loss of $2,707,000 for the three months ended September 30, 1998 as compared to income of $115,000 for the same quarter last year. Minority interest's share of income in Wyndham's other consolidated subsidiaries was $4,048,000 in 1998 and $13,000 in 1997.

    The extraordinary loss of $1,257,000 for the three months ended September 30, 1998 was a result of costs associated with a debt refinancing.

    As a result, the net loss was $27,034,000 for the three months ended September 30, 1998 and the net income was $709,000 for the three months ended September 30, 1997.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998

    The results for the nine months ended September 30, 1998 are not being compared to the prior period since the prior period only represents July 1, 1997 (inception of operations) through September 30, 1997.

    For the nine months ended September 30, 1998, Wyndham (including its consolidated subsidiaries) had hotel revenues of $1,266,985,000 from the 290 hotels it operated during the period. In addition, Wyndham reported management fee and service fee income of $62,560,000 for the nine months ended September 30, 1998. Interest and other income for the period included $11,755,000 of interest income related to the Subscription Notes and other notes receivable from Patriot.

    Total revenues from the Racecourse facility operations were $34,945,000 for the nine months ended September 30, 1998. Total costs and expenses associated with the Racecourse operations were $29,667,000 for the nine months ended September 30, 1998.

    Lease payments paid to Patriot pursuant to the Participating Leases, other hotel sub-leases and the Racecourse facility lease were $384,475,000 for the nine months ended September 30, 1998.

    General and administrative expenses were $49,467,000 for the period and consist primarily of salaries and wages of personnel.

    Interest expense of $24,015,000 for the nine months ended September 30, 1998 is primarily attributable to debt obligations related to the three hotels acquired in the WHG Merger. The amount also includes $9,695,000 of interest expense related to the Subscription Notes and other notes payable to Patriot.

    In connection with the CHCI Merger, Wyndham acquired 17 leasehold interests for hotels that Patriot owns. As a result, Wyndham recognized expense of $52,721,000 related to the cost of acquiring these leaseholds.

    Wyndham's share of income from unconsolidated subsidiaries was $2,461,000 for the nine months ended September 30, 1998.

    Minority interest's share of losses associated with the Wyndham Partnership was $9,422,000 for the nine months ended September 30, 1998. Minority interest's share of income in Wyndham's other consolidated subsidiaries was $20,408,000 in 1998.

    The extraordinary loss of $1,257,000 for the three months ended September 30, 1998 was a result of a charge for the write-off of deferred loan costs associated with a debt refinancing.

    As a result, the net loss was $67,686,000 for the nine months ended September 30, 1998.

    STATISTICAL INFORMATION

    Third quarter 1998 operating performance across the Companies' owned portfolio improved over the third quarter of 1997, as reflected in a 5.1% increase in revenue per available room ("RevPAR"), a 6.6% increase in average daily rate ("ADR"), and a slight decrease in occupancy of 1.5%.

    Similarly, third quarter 1998 operating performance across Wyndham's comparable branded portfolio of owned and managed hotels (hotels in the portfolio for one full common fiscal quarter in both periods presented) improved over the 1997 third quarter, as reflected in a 4.8% increase in RevPAR, a 7.2% increase in ADR, and a decrease in occupancy of 2.2%.

    The Wyndham-branded comparable portfolio was led by strong growth in the Resort division, which posted a 22.9% increase in RevPAR, as several recently renovated properties contributed to the improved performance against weak 1997 results. The Garden division also experienced strong performance, with a 6.7% RevPAR increase driven by improved results at hotels added in the past 18 months. During the third quarter of 1998, Patriot converted four hotels, representing approximately 1,600 rooms, to the Wyndham brand; two of these properties were former Sheratons and two properties were former Westins.

                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                 ----------------------------------------------------------------
                                                      OCCUPANCY                ADR                  REVPAR
                                                 --------------------  --------------------  --------------------
                                                   1998       1997       1998       1997       1998       1997
                                                 ---------  ---------  ---------  ---------  ---------  ---------
The Companies' owned hotels....................       73.8%      74.9% $  103.92  $   97.49  $   76.71  $   72.98

Wyndham-brand comparable portfolio.............       72.0%      73.6% $  100.83  $   94.08  $   72.58  $   69.26

    For the nine months ended September 30, 1998, the Companies' owned portfolio also improved over the comparable period in 1997, as reflected in an 6.9% increase in RevPAR, a 6.3% increase in ADR, and an improvement of 0.6% in occupancy.

    Similarly, operating performance across Wyndham's comparable branded portfolio of owned and managed hotels for the nine-month period improved over last year, as reflected in a 9.1% increase in RevPAR, a 7.8% increase in ADR, and an improvement of 1.2% in occupancy.

                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------------------------------
                                                     OCCUPANCY                ADR                  REVPAR
                                                --------------------  --------------------  --------------------
                                                  1998       1997       1998       1997       1998       1997
                                                ---------  ---------  ---------  ---------  ---------  ---------
The Companies' owned hotels...................       73.7%      73.3% $  108.36  $  101.98  $   79.84  $   74.71

Wyndham-brand comparable portfolio............       71.8%      71.0% $  106.49  $   98.76  $   76.48  $   70.08

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

    Combined cash and cash equivalents as of September 30, 1998 were $147.4 million, including capital improvement reserves of $29.1 million. Combined cash flows from operating activities of the Companies were $237.2 million for the first nine months of 1998, which represent a combination of the collection of rents under Participating Leases with third party Lessees and cash flows generated by the hotels operated by Wyndham.

    Combined cash and cash equivalents as of September 30, 1997 were $59.7 million, including capital improvement reserves of $38.2 million. Combined cash flows from operating activities of Patriot were $75.9 million for the first nine months of 1997, which primarily represent the collection of rents under Participating Leases.

    CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Through September 30, 1998, the Companies experienced a period of rapid growth, acquiring an aggregate of $4.5 billion of hotel properties and management companies. These transactions included the Wyndham Merger, the WHG Merger, the Arcadian Acquisition, the Interstate Merger, the Summerfield Acquisition, the CHCI Merger, and the acquisition of four additional hotel properties and the Golden Door Spa. These transactions were funded with a combination of an aggregate of approximately $1.4 billion in cash (primarily drawn from the Companies' Revolving Credit Facility and Term Loans), issuance of and assumption of other debt aggregating approximately $1.4 billion in debt and the issuance of an aggregate of approximately $1.7 billion of equity securities.

    Combined cash flows used in investing activities of the Companies were $1.5 billion for the nine months ended September 30, 1998, resulting primarily from the acquisition of hotel properties and management companies, renovation expenditures at certain hotels, as well as cash deposited on collateral under one of the Price Adjustment Mechanisms. Combined cash flows from financing activities of $1.3 billion for the nine months ended September 30, 1998 were primarily related to borrowings on the Revolving Credit Facility and mortgage notes, and net proceeds from private placements of equity securities, net of payments of dividends and distributions.

    Combined cash flows used in investing activities were $710.1 million for the nine months ended September 30, 1997, resulting primarily from the acquisition of hotel properties. Combined cash flows from financing activities of $649.2 million for the nine months ended September 30, 1997 were primarily related to borrowings on Patriot's previous line of credit facility, net of payments of dividends and distributions.

    As of September 30, 1998, Patriot had approximately $887.8 million outstanding under its Revolving Credit Facility and $1.8 billion outstanding on its Term Loans. The Term Loans have maturities of January 31, 1999 ($350 million); March 31, 1999 ($400 million); and March 31, 2000 ($450 million). As of September 30, 1998, the Companies also had over $1.2 billion of mortgage and other debt outstanding (approximately $205 million of which is due on or before December 31, 1998), resulting in total indebtedness of approximately $3.8 billion. Additionally, under the terms of certain put arrangements, the Companies could be obligated to purchase a partial interest in a hotel property for approximately $11 million in January 1999. As of September 30, 1998, the Companies had approximately $12.2 million of availability under the Revolving Credit Facility in addition to cash on hand.

    The Companies are evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing or extending the maturity of existing indebtedness, issuing additional equity securities, and divesting certain non-core, non-proprietarily branded hotel assets. The Companies have also re-strategized capital expenditures (currently estimated at approximately $100 million for 1999) and development programs, are improving operating efficiencies, and are in discussions to seek possible amendments to the Revolving Credit Facility. In addition, Patriot has decided not to declare a dividend with respect to the third quarter at this time. Instead, prior to December 31, 1998, Patriot intends to declare a dividend, payable in cash or securities in January, 1999, which will be at least sufficient to satisfy the federal income tax requirements with respect to dividends in order for Patriot to continue to qualify as a REIT. See "The Companies--1998 Dividends."

    No assurances can be made regarding the availability or terms of additional sources of capital for the Companies in the future and no assurances can be given regarding the Companies' ability to successfully refinance or extend the maturity of existing indebtedness. A default by the Companies under current existing indebtedness may cause a cross-default under other existing indebtedness, including, without limitation, the Revolving Credit Facility. No assurances can be given regarding the Companies' success in securing any amendments to the Revolving Credit Facility. Additionally, in the absence of such amendments, no assurances can be given that the Companies will meet the reduced EBITDA coverage ratio requirements which go into effect in December under the Revolving Credit Facility. If the Companies are unable to secure additional sources of financing in the future, are unable to successfully refinance existing indebtedness, or are unable to obtain amendments to existing covenants under the Revolving Credit Facility, no assurance can be made that the Companies will be able to meet their financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations or similar actions. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Companies' financial condition and results of operations.

    As noted above, the Companies are parties to forward equity transactions with three counterparties involving the sale of an aggregate of 13.3 million Paired Shares (the "Initial Shares") of the Companies with related Price Adjustment Mechanisms. The Price Adjustment Mechanisms require the Companies from time to time to issue additional Paired Shares or pay cash based upon the difference between the respective forward prices and the market price of the Companies' Paired Shares. The Companies' aggregate exposure under the Purchase Price Mechanisms as of November 12, 1998 was approximately $323 million (assuming the forward equity transactions are settled in cash and without giving effect to the cash collateral currently held by the counterparties). The Companies have registered the sale of up to 44 million Paired Shares in connection with the forward equity transactions; however, to date no sales have been made under such registration statements. There can be no assurance that such registration statements will remain effective or that the Companies will not be required to register additional Paired Shares for delivery under the forward equity transactions. See "--Sales of Paired Common Stock with Price Adjustment Mechanisms."

    Settlement under one or more of the forward equity transactions could have adverse effects on the Companies' liquidity or dilutive effects on the Companies' capital stock. Moreover, settlement (whether by reason of a drop in the market price of the paired shares or otherwise) may force the Companies to issue paired shares at a depressed price, which would heighten the dilutive effects on the Companies' capital stock. The dilutive effects of a stock settlement increase significantly as the market price of the paired shares declines below the applicable forward price or reference price.

    The market price of the Paired Shares has dropped significantly below the respective forward prices under the forward equity contracts. As a result, the Companies to date have made cash payments totaling approximately $54.3 million and have delivered an aggregate of 34.1 million additional Paired Shares as collateral to the counterparties.

    The Companies' forward equity transactions with PaineWebber and UBS, representing a total obligation of approximately $195 million (without applying approximately $8.2 million previously delivered to UBS as collateral), reached maturity on October 15, 1998 without final settlement by the Companies. UBS has asserted that the Companies are in default under the terms of its forward contract as the result of the Companies not delivering certain cash collateral and not making a final settlement of the contract in cash, although the Companies dispute this assertion. In addition, because the market price of the paired common stock is below applicable unwind thresholds under the forward equity transaction with Nations (which represents an obligation of approximately $128 million), Nations has the right to require a complete settlement of its transaction.

    The Companies are currently in discussions regarding possible resolutions of the forward equity transactions to provide the Companies with the opportunity to resolve the transactions through payments of cash or other forms of consideration, and thus to avoid the need to settle in shares. There can be no assurance that such discussions will be successful. Moreover, and such resolutions may require the consent of the lenders under the Companies' Revolving Credit Facility. No assurances can be given that any such consent, if required and sought, would be obtained, or that the Companies would be able to meet their obligations under any such settlement arrangement.

    TREASURY RATE LOCK AGREEMENTS. The Companies previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates in connection with an anticipated $850 million corporate bond offering originally scheduled for the fourth quarter of 1998. However, given current conditions in the debt capital markets, the Companies have decided to delay this debt issuance indefinitely. Under the rate lock agreements, the Companies receive or make payments based on the differential between specified interest rates, 6.06%, 6.07% and 5.62%, respectively, and the actual 10-year U.S. Treasury interest rate on a notional principal amount of $525 million. The Companies have settled the entire $525 million in treasury interest rate locks at rates between 4.59% and 4.67% resulting in a $49.2 million one-time charge to earnings recorded in the third quarter of 1998.

    The $49.2 million charge for the treasury locks was paid by a unsecured promissory note with Chase Manhattan Bank; bears interest at LIBOR plus 225 basis points and matures in November, 1999.

    OTHER DEBT REFINANCINGS AND EXTENSIONS. On October 16, 1998, the Companies refinanced two mortgage loans with Credit Suisse First Boston which encumber the Embassy Suites Chicago and the Wyndham Greenspoint. The refinanced debt of approximately $82.1 million bears a fixed interest rate of 8.25% and matures in 10 years with a 25-year principal amortization schedule.

    On October 23, 1998, the Companies refinanced a mortgage loan with Credit Suisse First Boston which encumbers the Wyndham Peachtree Conference Center. The refinanced debt of approximately $38 million bears an variable interest rate at LIBOR plus 350 basis points and matures in three years with a 25-year amortization.

    On November 3, 1998, the Companies entered into agreements to extend the maturity of certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino from November 3, 1998 to January 29, 1999. The extension agreements required that $10 million be deposited into an escrow account in installments beginning on the date of the extension through January 12, 1999. Upon the satisfactory completion of certain conditions, the $10 million will be released from escrow.

    RENOVATIONS AND CAPITAL IMPROVEMENTS

    During the first nine months of 1998, the Companies invested approximately $187.7 million to renovate or re-brand hotels. Pursuant to certain of the Participating Leases, Patriot is obligated to establish a reserve for each such hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E"). The aggregate amount of such reserves averages 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed these reserves in a single year.

    The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves. See "Combined Liquidity and Capital Resources."

    LEGISLATION AFFECTING THE PAIRED SHARE STRUCTURE

    Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 269B(a)(3) of the Code would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation whose activities are inconsistent with REIT status, such as Wyndham. The "grandfathering" rules governing Section 296B generally provide, however, that Section 296B(a)(3) does not apply to a paired REIT if the REIT and its paired operating company were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger into a grandfathered REIT or otherwise. Moreover, although Patriot's and Wyndham's respective predecessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983, if for any reason Cal Jockey failed to qualify as a REIT in 1983 the benefit of the grandfathering rule would not be available to Patriot and Patriot would not qualify as a REIT for any taxable year.

    Patriot's ability to utilize the paired structure was limited as a result of the Internal Revenue Service Restructuring and Reform Act of 1998 (the "IRS Reform Act of 1998"), which was signed into law by the President on July 22, 1998. Included in the IRS Reform Act of 1998 is a freeze on the grandfathered status of paired share REITs such as Patriot. Under this legislation, the anti-pairing rules generally apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham, or a subsidiary or partnership in which a 10% or greater interest is owned by Patriot or Wyndham (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the grandfathered status of any property under the foregoing rules will be lost if the rent on a lease entered into or renewed after March 26, 1998, with respect to such property exceeds an arm's-length rate. The IRS Reform Act of 1998 also provides that a property held by Patriot or Wyndham that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter. The IRS Reform Act of 1998 also provides an exception that permits Patriot to acquire new assets through taxable subsidiaries of Patriot, although in order to comply with the general REIT rules, Wyndham or persons unrelated to Patriot must own the voting securities of any such taxable subsidiaries. To the extent of Wyndham's proportionate interest in such subsidiaries the Act requires Patriot to treat gross revenues from the assets as nonqualifying REIT income for purposes of the REIT income tests (which generally limit the total amount of such revenues to 5% of Patriot's gross income determined for tax purposes). In addition, Patriot must account for its stock in such subsidiaries and any unsecured loans it makes to them as nonqualifying assets under the REIT asset tests (which generally limit the total value of Patriot's non-real estate assets of 25% of its total assets).

    On September 16, 1998, the Companies announced that after a thorough review of numerous restructuring alternatives and current market conditions, they elected to maintain the paired-share structure. Because Patriot and Wyndham have retained the paired structure, Patriot will remain subject to the IRS Reform Act for 1998. The IRS Reform Act of 1998 generally permits Patriot to continue its current method of operations with respect to its existing assets, including the assets acquired in the Interstate Merger, the Arcadian Acquisition, the Summerfield Acquisition and the CHI Merger; provided that none of Patriot's leases to Wyndham entered into or renewed after March 26, 1998 (which includes a substantial portion of the Companies' leases) provides for rent in excess of an arm's-length rate. In that regard, Patriot believes that none of its leases provides for above-market rent, but Patriot has not obtained independent appraisals, and the IRS could disagree with its analysis. The legislation also limits Patriot's ability to make improvements to existing properties that do not fall within the grandfathering rules described above. In addition, with respect to the new acquisitions, the legislation requires Patriot to modify its method of operations, and Patriot generally intends to acquire new assets through taxable subsidiaries pursuant to the exception noted above, subject to the limitations of the REIT asset and income tests.

    ISSUES REGARDING REIT STATUS

    In general, if Patriot ceases or fails to quality as a REIT in any year, Patriot will be subject to federal income tax on its taxable income for the entire year of disqualification, and for future taxable years, at regular corporate rates. In such case, Patriot would no longer be required to make distributions to stockholders, and the amount of its distributions might be reduced. The failure to qualify as a REIT would also constitute a default under certain debt obligations of Patriot. Notwithstanding the Companies' decision to retain their paired structure, Patriot will not qualify as a REIT for 1998 or subsequent years unless it operates in accordance with the various REIT qualification requirements imposed by the Internal Revenue Code. These requirements impose numerous restrictions on the Companies' activities and could preclude the Companies from engaging in activities that might otherwise be beneficial. Moreover, compliance with those requirements is more difficult in the case of a paired REIT such as Patriot, is further complicated by the additional requirements of the IRS Reform Act of 1998, and could be impacted by future legislation.

    Patriot faces a greater risk than most REITs of failing one or more of the requirements for REIT qualification. First, the Companies could, in the future, pursue, or be forced to adopt, business strategies that are inconsistent with one or more of the REIT requirements. For example, management's most recent valuation of Patriot's assets concluded that slightly more than 75% of the value of its assets is represented by "real estate assets" within the meaning of the Code. Sufficient variations in the value of its assets or sufficient sales of hotels could cause Patriot to fail the REIT asset tests. Second, as discussed above under "Legislation Affecting the Paired Share Structure," a determination that Patriot's leases to Wyndham entered into or renewed after March 26, 1998 (which includes a substantial portion of the Companies' leases) provide for rent in excess of an arm's length rate could cause Patriot to fail the requirements for REIT qualification. Finally, Patriot is currently negotiating the renewal of a number of recently expired leases with Wyndham. The ability of payments under any such renewed lease to qualify as "rents from real property" under the Code will depend on the terms of each such renewal. In view of the foregoing uncertainties, no assurance can be given that Patriot will quality as a REIT for the current year or subsequent years.

    Goodwin, Procter & Hoar LLP, special tax counsel to Patriot, has previously rendered an opinion to Patriot dated April 30, 1998 to the effect that commencing with the taxable year ending December 31, 1983 to the date of such opinion, Patriot had been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that as of the date of such opinion Patriot's proposed method of operation would enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Patriot has not received any similar REIT qualification opinion subsequent to April 30, 1998. Stockholders should be aware, however, that opinions of counsel are not binding upon the IRS or any court. Goodwin, Procter & Hoar LLP's opinion was based on various assumptions and was conditioned upon certain representations made by Patriot on or about the date of such opinion as to factual matters, including representations regarding the nature of Patriot's properties and the future conduct of Patriot's business. Any inaccuracy in such assumptions and representations (including as a result of Patriot's activities subsequent to the date of the opinion) could adversely affect the opinion.

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

    YEAR 2000 COMPLIANCE

    Many computer systems were not designed to interpret any dates beyond 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000 issue"). The Companies recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and have adopted an extensive compliance program. The Companies' compliance program involves three major program areas:

    - corporate information technology infrastructure and reservation systems

    - other electronic assets (such as, but not limited to, automated time clocks, point-of-sale, non-information technology systems, including embedded technologies that operate fire-life safety systems, phone systems, energy management systems and other similar systems)

    - third parties with whom the Companies conduct business

The Companies are applying a three phase approach to each program area:

    - Inventory Phase (identify systems and third parties that may be affected by Year 2000 issues)

    - Assessment Phase (prioritize the inventoried systems and third parties, assess their Year 2000 readiness, plan corrective actions)

    - Remediation Phase (implement corrective actions, verify implementation, formulate contingency plans)

    The Companies engaged a consulting firm to conduct the inventory and assessment phases of the compliance program. The inventory and assessment phases have been completed with respect to the Companies' corporate information technology infrastructure and reservation systems. The inventory and assessment phases have also been completed with respect to the Companies' information technology and other electronic assets that are located in the Companies' Hotels, other than the Hotels acquired in the Arcadian Acquisition (the "Arcadian Hotels") and the Interstate Merger (the "Interstate Hotels"), and 81 Hotels which are either managed by Wyndham but not owned by Patriot or owned by Patriot but not leased or operated by Wyndham (the "Third Party Compliance Hotels"). During the fourth quarter of 1998, the Companies expect that the inventory and assessment phases will be completed with respect to the systems used in the operation of the Arcadian Hotels and the Interstate Hotels, other than the Interstate Hotels whose owners have undertaken their own compliance programs. Based on those completed assessments, the Companies, working with their consultants, have determined which systems are not Year 2000 compliant and the scope of the non-compliance.

    As previously disclosed, the Companies have been informed by the appropriate owners or managers/ operators of the Third Party Compliance Hotels that they intend to effect their own compliance programs. The Companies continuing to monitor the status of the compliance programs being implemented by those parties. The Companies are also surveying the Year 2000 compliance of the owners of the hotels that are franchised under the Wyndham brand but not managed by Wyndham. However, as those systems are not under the Companies' control, the Companies will be required to rely on the information provided by those owners or managers/operators and will not be able to test the assessment or remediation phases of those parties' compliance programs at the Third Party Compliance Hotels or those franchised hotels.

    The Companies are now preparing the necessary work plans to remediate the systems for which the assessment phase has been completed, including the Companies' corporate information technology infrastructure and reservations systems. The Companies have engaged a consulting firm to provide the support and additional skills to effect the necessary remediation in sufficient time for testing and any necessary modifications. The Companies are also negotiating with hardware vendors to obtain the necessary hardware components and other equipment, and software vendors to obtain the requisite modifications, upgrades or new software to implement the Companies' remediation plan.

    The Companies presently expect to expend approximately $40 million in connection with Year 2000 issues. To date, the Companies have expended $1.25 million in connection with the inventory and assessment phases of their compliance program and $500,000 to remediate their systems. However, the Companies' anticipated expenditures may increase as the Companies complete the inventory and assessment phases in respect of the Arcadian and Interstate Hotels and the remediation plans are effected. In addition, these amounts may increase if the Companies' remediation efforts do not remain on schedule.

    As part of the settlement of litigation arising out of the Interstate Merger, the Companies agreed to contribute to a new company management of many of the Interstate Hotels, and then dispose of substantially all of that new company's stock by means of a spin-off to the Companies' stockholders or otherwise. While the disposition is expected to occur after the Companies complete the inventory and assessment of the Interstate Hotels, the disposition is expected to occur before any remediation is effected. As the majority of the Interstate Hotels whose management will be contributed to the new company are owned by third parties, the Companies expect those owners to bear all costs related to the inventory, assessment and remediation of those Interstate Hotels.

    The Companies are also surveying their vendors and service providers that are critical to the Companies' businesses to determine whether they are Year 2000 compliant. The Companies now expect to complete their vendor surveys in the first quarter of 1999, but cannot guarantee that all vendors or service providers will comply with the Companies' surveys. More importantly, the Companies must rely on the information provided by the third parties and will not be able to test the third parties' compliance. As a result, the Companies will not be able to ensure the Year 2000 compliance of those vendors or service providers. During the first quarter of 1999, the Companies intend to determine the extent to which they will be able to replace vendors and service providers that are expected to be non-compliant. Due to the lack of an alternative source, there may be instances in which the Companies will have no alternative but to remain with non-compliant vendors or service providers. As the Companies identify the non-compliant vendors and service providers, they will then determine appropriate contingency plans.

    The Companies believe that their current compliance program will allow them sufficient time to identify which of their systems and other electronic assets are not Year 2000 compliant and to effect the necessary remediation to avoid substantial problems arising from Year 2000 induced failures. The Companies believe that their reprogramming, upgrading and systems replacements will be implemented by June 30, 1999. The Companies believe that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems. Notwithstanding that, the Companies do recognize that some vendors and the owners and managers/operators of the Third Party Compliance Hotels may not comply with their present schedules and could affect the Companies' timing and remediation efforts generally.

    In addition to those systems within the Companies' control and the control of its vendors and suppliers, there are other systems that could have an impact on the Companies' businesses and which may not be Year 2000 compliant by January 1, 2000. These systems could affect the operations of the air traffic control system and airlines or other segments of the lodging and travel industries, or the economy and travel generally. In addition, these systems could affect the Third Party Compliance Hotels or the Hotels franchised under the Companies' brands whose owners and managers/operators are implementing their own compliance programs. These systems are outside of the Companies' control or influence and their compliance may not be verified by the Companies. However, these systems could adversely affect the Companies' financial condition or results of operation.

    If the Companies are not successful in implementing their Year 2000 compliance plan, the Companies may suffer a material adverse impact on their consolidated results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Companies expect to develop contingency plans if they determine that the remediation phase of their compliance plan will not be fully implemented by June 30, 1999.

FUNDS FROM OPERATIONS

    Combined Funds from Operations of the Companies (as defined and computed below) was $58.1 million for the three months ended September 30, 1998 and $30.1 million for the three months ended September 30, 1997. Combined Funds from Operations was $221.9 million for the nine months ended September 30, 1998 and $78.1 million for the nine months ended September 30, 1997.

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

    The following reconciliation of net loss to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended September 30, 1998 and 1997:

                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net loss..............................................................  $  (59,415) $  (27,004)
Add:
  Extraordinary loss from extinguishment of debt......................       1,257       2,534
  Minority interest in the Operating Partnerships.....................      (4,722)     (3,225)
  Depreciation of buildings and improvements and furniture, fixtures
    and equipment.....................................................      48,762      12,592
  Amortization of goodwill and other assets...........................       9,573         716
  Amortization of management contracts and trade names................       7,295         491
  Amortization of capitalized lease costs.............................       2,144          30
  Cost of acquiring leaseholds........................................       3,938      43,820
  Treasury lock settlement............................................      49,225      --
  Other...............................................................       2,382      --
Adjustment for Funds from Operations of unconsolidated subsidiaries:
  Equity in earnings of unconsolidated subsidiaries...................      (1,888)     (1,395)
  Funds from Operations of unconsolidated subsidiaries................       2,875       2,121
Adjustment for minority interest share of Funds from Operations of other consolidated subsidiaries:
  Minority interest in earnings of consolidated subsidiaries..........       4,500         934
  Minority interest in Funds from Operations of consolidated
    subsidiaries......................................................      (7,863)       (934)
                                                                        ----------  ----------
Funds from Operations.................................................  $   58,063  $   30,680
                                                                        ----------  ----------
                                                                        ----------  ----------
Weighted average shares and OP Units outstanding:
  Basic...............................................................     160,005      72,091
                                                                        ----------  ----------
                                                                        ----------  ----------
  Diluted.............................................................     172,700      72,082
                                                                        ----------  ----------
                                                                        ----------  ----------

    The following reconciliation of net loss to Funds from Operations illustrates the difference between the two measures of operating performance for the nine months ended September 30, 1998 and 1997:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Net loss...............................................................  $  (67,257) $  (3,838)
Add:
  Extraordinary loss from extinguishment of debt.......................      31,817      2,534
  Minority interest in the Operating Partnerships......................      (6,169)     1,309
  Depreciation of buildings and improvements and furniture, fixtures
    and equipment......................................................     115,723     30,539
  Amortization of goodwill and other assets............................      18,754        716
  Amortization of management contracts and trade names.................      15,523        535
  Amortization of capitalized lease costs..............................       3,649        102
  Cost of acquiring leaseholds.........................................      61,000     43,820
  Treasury lock settlement.............................................      49,225     --
  Other................................................................       2,382     --
Adjustment for Funds from Operations of unconsolidated subsidiaries:
  Equity in earnings of unconsolidated subsidiaries....................      (7,375)    (4,488)
  Funds from Operations of unconsolidated subsidiaries.................      10,537      6,883
Adjustment for minority interest share of Funds from Operations of other consolidated subsidiaries:
  Minority interest in earnings of consolidated subsidiaries...........       7,514      1,381
  Minority interest in Funds from Operations of consolidated
    subsidiaries.......................................................     (13,396)    (1,381)
                                                                         ----------  ---------
Funds from Operations..................................................  $  221,927  $  78,112
                                                                         ----------  ---------
                                                                         ----------  ---------
Weighted average shares and OP Units outstanding:
  Basic................................................................     136,199     57,980
                                                                         ----------  ---------
                                                                         ----------  ---------
  Diluted..............................................................     145,766     59,616
                                                                         ----------  ---------
                                                                         ----------  ---------

                          PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

    Since June 30, 1998, the Companies have issued equity securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below.

    In July 1998, in connection with the acquisition of an approximate 50% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouses, Inc., the Companies issued 156,272 preferred units of limited partnership interest in the Wyndham Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  ITEM NO.   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
      10.1   Purchase Agreement, dated as of April 6, 1998, by and among Patriot American Hospitality,
             Inc., Wyndham International, Inc., PaineWebber Incorporated and PaineWebber Financial
             Products, Inc.

      10.2   Letter Agreement, dated July 30, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

      10.3   Letter Agreement, dated September 11, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and UBS AG, London Branch.

      10.4   Letter, dated September 15, 1998, from PaineWebber Financial Products, Inc. to Patriot
             American Hospitality, Inc. and Wyndham International, Inc.

      10.5   Letter Agreement, dated September 30, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

      10.6   Letter Agreement, dated October 22, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

      99.1   Debt Maturity Schedule of the Companies as of November 5, 1998.

  ITEM NO.   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule--Patriot (filed herewith).

      27.2   Financial Data Schedule--Wyndham (filed herewith).

    (b) Reports on Form 8-K:

        (i) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated June 2, 1998 (Nos. 001-09319 and 001-09320 filed June 17, 1998), as amended August 6,
            1998, reporting under Item 2 the Interstate Merger and the Summerfield Acquisition.

       (ii) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated November 9, 1998 (Nos. 001-09319 and 001-09320 filed November 9, 1998), as amended November 10, 1998, reporting under Item 5 current developments regarding combined liquidity and capital resources, the forward contracts, the treasury rate lock agreements, Hurricane Georges and third quarter 1998 earnings.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED: November 20, 1998

                                PATRIOT AMERICAN HOSPITALITY, INC.

                                             /s/ LAWRENCE S. JONES
                                -----------------------------------------------
                                               Lawrence S. Jones
                                    EXECUTIVE VICE PRESIDENT AND TREASURER
                                 (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING
                                            AND FINANCIAL OFFICER)

                                WYNDHAM INTERNATIONAL, INC.

                                             /s/ LAWRENCE S. JONES
                                -----------------------------------------------
                                               Lawrence S. Jones
                                    EXECUTIVE VICE PRESIDENT AND TREASURER
                                 (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING
                                            AND FINANCIAL OFFICER)