Form 10-Q/A
period 1998-09-30
PATRIOT AMERICAN HOSPITALITY INC/DE
filed 1999-03-19
CIK 16343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                               FORM 10-Q/A NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PATRIOT AMERICAN HOSPITALITY, INC.
                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1. FINANCIAL STATEMENTS:  (As amended March 15, 1999, to revise the Condensed Combined Statements of
  Operations of Patriot American Hospitality, Inc. and Wyndham International, Inc., the Condensed
  Consolidated Statements of Operations of Patriot American Hospitality, Inc. and Note 6.)

COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL, INC.:
  Condensed Combined Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.............           3
  Condensed Combined Statements of Operations for the three months ended September 30, 1998 and 1997 and
    the nine months ended September 30, 1998 and 1997 (unaudited)..........................................           4
  Condensed Combined Statements of Cash Flows for the nine months ended September 30, 1998 and 1997
    (unaudited)............................................................................................           5

PATRIOT AMERICAN HOSPITALITY, INC.:
  Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.........           6
  Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997
    and the nine months ended September 30, 1998 and 1997 (unaudited)......................................           7
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997
    (unaudited)............................................................................................           8

WYNDHAM INTERNATIONAL, INC.:
  Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.........           9
  Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and the period from July 1, 1997 (inception of operations)
    through September 30, 1997 (unaudited).................................................................          10
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and the
    period from July 1, 1997 (inception of operations) through September 30, 1997 (unaudited)..............          11

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998 (UNAUDITED)...............................          12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:  (As amended March 15, 1999, to revise Exhibit 27.1--Financial
  Data Schedule--Patriot)
  Exhibits.................................................................................................          40
  Reports on Form 8-K......................................................................................          40

SIGNATURES.................................................................................................          41

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------  ------------------------
                                                                    1998        1997         1998         1997
                                                                 ----------  ----------  ------------  ----------
Revenue:
  Hotel revenue................................................  $  554,331  $   30,271  $  1,266,985  $   30,271
  Lease revenue................................................       8,932      35,098        49,627     107,084
  Racecourse facility revenue..................................       9,955      10,861        34,945      10,861
  Management fee and service fee income........................      24,358       1,577        61,574       1,577
  Interest and other income....................................       6,274       3,831        12,949       4,963
                                                                 ----------  ----------  ------------  ----------
    Total revenue..............................................     603,850      81,638     1,426,080     154,756
                                                                 ----------  ----------  ------------  ----------
Expenses:
  Hotel expenses...............................................     417,814      22,360       924,471      30,009
  Racecourse facility operations...............................       8,810       9,213        29,667       9,213
  General and administrative...................................      26,571       6,582        64,558      11,663
  Interest expense.............................................      82,739      13,933       172,191      31,261
  Cost of acquiring leaseholds and license agreements..........       3,940      43,820        61,000      43,820
  Treasury lock settlement.....................................      49,225      --            49,225      --
  Depreciation and amortization................................      68,236      13,792       155,165      31,798
                                                                 ----------  ----------  ------------  ----------
    Total expenses.............................................     657,335     109,700     1,456,277     157,764
                                                                 ----------  ----------  ------------  ----------
Operating loss.................................................     (53,485)    (28,062)      (30,197)     (3,008)
  Equity in earnings of unconsolidated subsidiaries............       1,888       1,395         7,375       4,488
                                                                 ----------  ----------  ------------  ----------
Income (loss) before income tax provision, minority interests
  and extraordinary item.......................................     (51,597)    (26,667)      (22,822)      1,480
  Income tax provision.........................................      (6,783)        (94)      (11,273)        (94)
                                                                 ----------  ----------  ------------  ----------
Income (loss) before minority interests and extraordinary
  item.........................................................     (58,380)    (26,761)      (34,095)      1,386
  Minority interest in the Operating Partnerships..............       4,722       3,225         6,169      (1,309)
  Minority interest in consolidated subsidiaries...............      (4,500)       (934)       (7,514)     (1,381)
                                                                 ----------  ----------  ------------  ----------
Loss before extraordinary item.................................     (58,158)    (24,470)      (35,440)     (1,304)
  Extraordinary loss from early extinguishment of debt, net of
    minority interest and income taxes.........................      (1,257)     (2,534)      (31,817)     (2,534)
                                                                 ----------  ----------  ------------  ----------
Net loss.......................................................  $  (59,415) $  (27,004) $    (67,257) $   (3,838)
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------
Basic loss per common Paired Share:
  Loss before extraordinary item...............................  $    (0.42) $    (0.40) $      (0.32) $    (0.03)
  Extraordinary loss...........................................  $    (0.01) $    (0.04) $      (0.26) $    (0.05)
                                                                 ----------  ----------  ------------  ----------
    Net loss per common Paired Share...........................  $    (0.43) $    (0.44) $      (0.58) $    (0.08)
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------
Diluted loss per common Paired Share:
  Loss before extraordinary item...............................  $    (1.08) $    (0.40) $      (1.32) $    (0.03)
  Extraordinary loss...........................................  $    (0.01) $    (0.04) $      (0.26) $    (0.05)
                                                                 ----------  ----------  ------------  ----------
    Net loss per common Paired Share...........................  $    (1.09) $    (0.44) $      (1.58) $    (0.08)
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------

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

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
Revenue:
  Lease revenue..................................................  $  178,156  $   47,107  $  422,808  $  119,093
  Interest and other income......................................       6,540       3,083      15,311       4,215
                                                                   ----------  ----------  ----------  ----------
    Total revenue................................................     184,696      50,190     438,119     123,308
                                                                   ----------  ----------  ----------  ----------
Expenses:
  Real estate and personal property taxes and casualty
    insurance....................................................      16,799       4,253      42,023      11,219
  Ground lease expense...........................................      22,128       1,310      42,296       1,993
  General and administrative.....................................       5,090       2,501      15,091       7,582
  Interest expense...............................................      77,266      14,649     162,294      31,977
  Cost of acquiring leaseholds...................................       3,940      43,820       8,279      43,820
  Treasury lock settlement.......................................      49,225      --          49,225      --
  Depreciation and amortization..................................      50,561      12,650     112,253      30,656
                                                                   ----------  ----------  ----------  ----------
    Total expenses...............................................     225,009      79,183     431,461     127,247
                                                                   ----------  ----------  ----------  ----------
Operating income (loss)..........................................     (40,313)    (28,993)      6,658      (3,939)
  Equity in earnings of unconsolidated subsidiaries..............       4,764       1,395      24,011       4,488
                                                                   ----------  ----------  ----------  ----------
Income (loss) before income tax provision, minority interests and
  extraordinary item.............................................     (35,549)    (27,598)     30,669         549
  Income tax provision...........................................        (127)     --            (533)     --
                                                                   ----------  ----------  ----------  ----------
Income (loss) before minority interests and extraordinary item...     (35,676)    (27,598)     30,136         549
  Minority interest in Patriot Partnership.......................       2,015       3,340      (3,253)     (1,194)
  Minority interest in consolidated subsidiaries.................      (3,775)       (921)     (6,203)     (1,368)
                                                                   ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..........................     (37,436)    (25,179)     20,680      (2,013)
  Extraordinary loss from early extinguishment of debt, net of
    minority interest............................................      --          (2,534)    (30,559)     (2,534)
                                                                   ----------  ----------  ----------  ----------
Net loss.........................................................  $  (37,436) $  (27,713) $   (9,879) $   (4,547)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic earnings (loss) per common share:
  Income (loss) before extraordinary item........................  $    (0.27) $    (0.41) $     0.14  $    (0.04)
  Extraordinary loss.............................................      --           (0.04)      (0.25)      (0.05)
                                                                   ----------  ----------  ----------  ----------
  Net loss per common share......................................  $    (0.27) $    (0.45) $    (0.11) $    (0.09)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Diluted loss per common share:
  Loss before extraordinary item.................................  $    (0.93) $    (0.41) $    (0.86) $    (0.04)
  Extraordinary loss.............................................      --           (0.04)      (0.25)      (0.05)
                                                                   ----------  ----------  ----------  ----------
  Net loss per common share......................................  $    (0.93) $    (0.45) $    (1.11) $    (0.09)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED)
    At September 30, 1998, Patriot and Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 184 hotels with an aggregate of over 44,700 guest rooms and leased 122 hotels from third parties with over 15,700 rooms. In addition, Wyndham manages 171 hotels with over 42,000 guest rooms and franchises 9 hotels with over 2,500 rooms. Patriot leases 216 of its hotels to Wyndham and 14 of Patriot's hotels are leased to third party lessees (the "Lessees") who are responsible for operating the hotels. Generally, these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels.

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

    BUSINESS SEGMENTS

    In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures About Segments of an Enterprise and Related Information" which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Statement 131 is effective for fiscal years beginning after December 15, 1997, but need not be

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION: (CONTINUED) applied to interim financial statements in the initial year of its application. Management believes this statement will result in expanded disclosure for the financial statements.

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

    Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2.  HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
Williams Hospitality Group, Inc. for approximately $31,000 in cash and issuance of 1,818,182 Paired Shares valued at approximately $49,227 (collectively, these transactions and the WHG Merger are referred to herein as the "WHG Transactions").

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

    On November 3, 1998, the Companies entered into agreements to extend the maturity of certain debt related to the El Conquistador and the Condado Plaza Hotel & Casino from November 3, 1998 to January 29, 1999. The extension agreements required that $10,000 be deposited into an escrow account in

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED) installments beginning on the date of the extension through January 12, 1999. Upon the satisfactory completion of certain conditions, the $10,000 will be released from escrow.

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

    The total purchase consideration for the Interstate Merger of approximately $2,086,812 consisted of 28,825,875 Paired Shares, cash of approximately $525,385 to pay Interstate shareholders who elected to receive cash, approximately $787,117 in debt assumed or refinanced by Patriot and approximately $73,351 to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2. HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED) distribution of $0.429 on each share of Interstate common stock that was converted into Paired Shares, aggregating approximately $9,138.

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

    In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for three principal transactions: (i) the re-branding of ten Marriott hotels under the Wyndham name, (ii) the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (iii) the divestiture by the Companies by January 29, 1999 (subject to extension for 60 days upon payment of certain fees by the Companies) of the third-party management business that was operated by Interstate (the "Spin-off"). See "Note 13-- Subsequent Events" for a discussion of recent activity regarding the Spin-off.

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

2.  HOTELS AND OTHER BUSINESSES ACQUIRED: (CONTINUED)
    By operation of the CHCI Merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI ("CHCI Shares") and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham (the "Wyndham Series A Preferred Stock") and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham (the "Wyndham Series B Preferred Stock"). In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16,600.

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

3.  SUBSCRIPTION NOTES: (CONTINUED)
    In connection with the issuance of Paired Shares and OP Units of the Operating Partnerships in the Summerfield Acquisition, Patriot issued Subscription Notes payable to Wyndham in the aggregate amount of $5,816. These Subscription Notes bear interest at a rate of 8.7% per annum and mature in January 2001.

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

    The Companies previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates. Under the rate lock agreements, the Companies receive or make payments based on the difference between specified interest rates, 6.06%, 6.07%, and 5.625%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000. The

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

4. REVOLVING CREDIT FACILITY, TERM LOANS AND OTHER MORTGAGE DEBT: (CONTINUED) Companies settled the entire $525,000 in treasury interest rate locks resulting in a $49,225 one-time charge to earnings in the third quarter of 1998.

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

    Additionally, in connection with the Interstate Merger, Patriot assumed four interest rate hedge contracts: an interest rate cap that limits LIBOR to 6% on up to $105,000 of indebtedness through June 1999; an interest rate cap that limits LIBOR to 6% on up to $234,750 of indebtedness through October 1998; an interest rate cap that limits LIBOR to 7% on up to $208,750 of indebtedness from October 1996 through October 1999; and an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,000 of indebtedness through December 2000.

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

5.  COMPREHENSIVE INCOME (LOSS): (CONTINUED)
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

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE:

    Earnings per share have been computed as follows:

    COMBINED BASIC AND DILUTED EARNINGS PER SHARE

                                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                -----------------------  ----------------------
                                                                  BASIC       DILUTED      BASIC      DILUTED
                                                                ----------  -----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss before extraordinary item................................  $  (58,158) $   (58,158) $  (24,470) $  (24,470)
Adjustment for equity forwards(1).............................      --          (95,063)     --          --
Preferred stock dividends.....................................      (2,695)      (2,695)     --          --
                                                                ----------  -----------  ----------  ----------
Loss attributable to common stockholders before extraordinary
  items.......................................................     (60,853)    (155,916)    (24,470)    (24,470)
Extraordinary loss............................................      (1,257)      (1,257)     (2,534)     (2,534)
                                                                ----------  -----------  ----------  ----------
Net loss attributable to common stockholders..................  $  (62,110) $  (157,173) $  (27,004) $  (27,004)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Weighted average number of Shares Outstanding.................     144,451      144,451      61,647      61,647
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Loss per Paired Share:
  Loss attributable to common stockholders before
    extraordinary items.......................................  $    (0.42) $     (1.08) $    (0.40) $    (0.40)
  Extraordinary loss..........................................       (0.01)       (0.01)      (0.04)      (0.04)
                                                                ----------  -----------  ----------  ----------
  Net loss....................................................  $    (0.43) $     (1.09) $    (0.44) $    (0.44)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------

                                                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                -----------------------  ----------------------
                                                                  BASIC       DILUTED      BASIC      DILUTED
                                                                ----------  -----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss before extraordinary item................................  $  (35,440) $   (35,440) $   (1,304) $   (1,304)
Adjustment for equity forwards(1).............................      --         (122,431)     --          --
Preferred stock dividends.....................................      (4,250)      (4,250)     --          --
                                                                ----------  -----------  ----------  ----------
Loss attributable to common stockholders before extraordinary
  items.......................................................     (39,690)    (162,121)     (1,304)     (1,304)
Extraordinary loss............................................     (31,817)     (31,817)     (2,534)     (2,534)
                                                                ----------  -----------  ----------  ----------
Net loss attributable to common stockholders..................  $  (71,507) $  (193,938) $   (3,838) $   (3,838)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Weighted average number of Shares Outstanding.................     122,391      122,391      49,454      49,454
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Loss per Paired Share:
  Loss attributable to common stockholders before
    extraordinary items.......................................  $    (0.32) $     (1.32) $    (0.03) $    (0.03)
  Extraordinary loss..........................................       (0.26)       (0.26)      (0.05)      (0.05)
                                                                ----------  -----------  ----------  ----------
  Net loss....................................................  $    (0.58) $     (1.58) $    (0.08) $    (0.08)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------

------------------------
(1) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the NMS Transaction (described in Note 7), which can be settled in cash or stock, at the Companies option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)

    PATRIOT BASIC AND DILUTED EARNINGS PER SHARE

                                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                   SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                  ---------------------  --------------------
                                                                    BASIC     DILUTED      BASIC     DILUTED
                                                                  ---------  ----------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss before extraordinary item..................................  $ (37,436) $  (37,436) $ (25,179) $ (25,179)
Adjustment for equity forwards(1)...............................     --         (95,063)    --         --
Preferred stock dividends.......................................     (1,555)     (1,555)    --         --
                                                                  ---------  ----------  ---------  ---------
Loss attributable to common stockholders before extraordinary
  items.........................................................    (38,991)   (134,054)   (25,179)   (25,179)
Extraordinary loss..............................................     --          --         (2,534)    (2,534)
                                                                  ---------  ----------  ---------  ---------
Net loss attributable to common stockholders....................  $ (38,991) $ (134,054) $ (27,713) $ (27,713)
                                                                  ---------  ----------  ---------  ---------
                                                                  ---------  ----------  ---------  ---------
Weighted average number of common shares outstanding............    144,451     144,451     61,647     61,647
                                                                  ---------  ----------  ---------  ---------
                                                                  ---------  ----------  ---------  ---------
Loss per share:
  Loss attributable to common stockholders before extraordinary
    items.......................................................  $   (0.27) $    (0.93) $   (0.41) $   (0.41)
  Extraordinary loss............................................     --          --          (0.04)     (0.04)
                                                                  ---------  ----------  ---------  ---------
  Net loss......................................................  $   (0.27) $    (0.93) $   (0.45) $   (0.45)
                                                                  ---------  ----------  ---------  ---------
                                                                  ---------  ----------  ---------  ---------

                                                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                -----------------------  ----------------------
                                                                  BASIC       DILUTED      BASIC      DILUTED
                                                                ----------  -----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item.......................  $   20,680  $    20,680  $   (2,013) $   (2,013)
Adjustment for equity forwards(1).............................      --         (122,431)     --          --
Preferred stock dividends.....................................      (3,110)      (3,110)     --          --
                                                                ----------  -----------  ----------  ----------
Income (loss) available (attributable) to common stockholders
  before extraordinary items..................................      17,570     (104,861)     (2,013)     (2,013)
Extraordinary loss............................................     (30,559)     (30,559)     (2,534)     (2,534)
                                                                ----------  -----------  ----------  ----------
Net loss attributable to common stockholders..................  $  (12,989) $  (135,420) $   (4,547) $   (4,547)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Weighted average number of common shares outstanding..........     122,391      122,391      49,454      49,454
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------
Earnings per share:
  Income (loss) available (attributable) to common
    stockholders before extraordinary items...................  $     0.14  $     (0.86) $    (0.04) $    (0.04)
  Extraordinary loss..........................................       (0.25)       (0.25)      (0.05)      (0.05)
                                                                ----------  -----------  ----------  ----------
  Net loss....................................................  $    (0.11) $     (1.11) $    (0.09) $    (0.09)
                                                                ----------  -----------  ----------  ----------
                                                                ----------  -----------  ----------  ----------

------------------------
(1) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the NMS Transaction (described in Note 7), which can be settled in cash or stock, at the Companies option. There is no adjustment to earnings per share for the PaineWebber Transaction since it can be settled in stock only and is accounted for by the Reverse Treasury Method.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

6.  COMPUTATION OF EARNINGS PER SHARE: (CONTINUED)
    WYNDHAM BASIC AND DILUTED EARNINGS PER SHARE

                                                                                                 JULY 1, 1997
                                                                                                 (INCEPTION OF
                                                            THREE MONTHS ENDED     NINE MONTHS    OPERATIONS)
                                                               SEPTEMBER 30,          ENDED         THROUGH
                                                           ---------------------  SEPTEMBER 30,  SEPTEMBER 30,
                                                            1998(1)     1997(2)      1998(1)        1997(2)
                                                           ----------  ---------  -------------  -------------
                                                                                             BASIC
                                                                   BASIC          ----------------------------
                                                           ---------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item..................  $  (25,777) $     709   $   (66,429)    $     709
Preferred stock of dividends.............................      (1,140)    --            (1,140)       --
                                                           ----------  ---------  -------------  -------------
Income (loss) available (attributable) to common
  stockholders before extraordinary items................     (26,917)       709       (67,569)          709
Extraordinary loss.......................................      (1,257)    --            (1,257)       --
                                                           ----------  ---------  -------------  -------------
Net income (loss) available (attributable) to common
  stockholders...........................................  $  (28,174) $     709   $   (68,826)    $     709
                                                           ----------  ---------  -------------  -------------
                                                           ----------  ---------  -------------  -------------
Weighted average number of common shares outstanding.....     144,451     61,647       122,391        61,647

Dilutive securities:
  Effect of unvested stock grants........................      --            891       --                891
  Dilutive options to purchase common shares.............      --          1,100       --              1,100
  Dilutive effect of price adjustment arrangements.......      --         --           --             --
  Dilutive convertible preferred shares..................      --         --           --             --
                                                           ----------  ---------  -------------  -------------
                                                              144,451     63,638       122,391        63,638
                                                           ----------  ---------  -------------  -------------
                                                           ----------  ---------  -------------  -------------

Earnings per share:
  Income (loss) available (attributable) to common
    stockholders before extraordinary item...............  $    (0.19) $    0.01   $     (0.55)    $    0.01
  Extraordinary loss.....................................       (0.01)    --             (0.01)       --
                                                           ----------  ---------  -------------  -------------
  Net income (loss)......................................  $    (0.20) $    0.01   $     (0.56)    $    0.01
                                                           ----------  ---------  -------------  -------------
                                                           ----------  ---------  -------------  -------------

------------------------

(1) Wyndham is in a loss position for both the three months and nine months ended September 30, 1998. Therefore, the presentation of basic and diluted earnings per share are identical since the securities which could have a dilutive impact on earnings per share are anti-dilutive.

(2) For the 1997 period of operations for Wyndham, July 1, 1997 (inception of operations) through September 30, 1997, there are no securities which would have a dilutive impact on earning per share.

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

    The Companies may effect a UBS Settlement by (i) delivering to UBS Paired Shares (the "UBS Settlement Shares") equal in value (valued at the daily average closing price for the Paired Shares over a specific period of time (the "UBS Unwind Price")) to the UBS Forward Price at the time of such UBS Settlement times the number of Paired Shares subject to such UBS Settlement (the "UBS Settlement Amount") in exchange for the number of shares subject to such UBS Settlement, (ii) delivering to (or, in the event the UBS Unwind Price is greater than the UBS Forward Price, receiving from) UBS a number of Paired Shares equal to the difference between the number of the UBS Settlement Shares and the number of shares subject to such UBS Settlement, or (iii) delivering to UBS cash equal to the UBS Settlement Amount in exchange for the shares subject to such UBS Settlement. If the Companies make a UBS Settlement in Paired Shares, they must also pay to UBS (i) an unwind accretion fee (payable in cash or shares) equal to 50% of the UBS Settlement Amount times the imputed return of LIBOR plus 140 basis points over the period designated for such UBS Settlement and (ii) a placement fee equal to 0.50% of the UBS Settlement Amount. The Forward Stock Contract provides that shares may be delivered in settlement only if the Companies have on file with the SEC an effective registration statement covering the resale by UBS of the shares to be delivered. A registration statement covering up to 4,000,000 shares to be sold by UBS was declared effective (as amended) on October 15, 1998. A registration statement covering up to an

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) additional 40,000,000 shares to be sold by PWFS, Nations and UBS was declared effective on October 15, 1998.

    In connection with the September 11, 1998 amendment to the Forward Stock Contract, the Companies paid down $45,628 under the Forward Stock Contract through the application of cash collateral that had previously been delivered to UBS pursuant to the Forward Stock Contract. In addition, the Companies have delivered an additional 2,474,359 Paired Shares and $8,252 to UBS as collateral pursuant to the Forward Stock Contract. The cash collateral held by UBS is subject to adjustment every two weeks such that the amount of cash collateral is equal to the number of shares subject to the Forward Stock Contract times the amount by which the UBS Forward Price exceeds the closing price for the Paired Shares on the trading day immediately preceding the adjustment date (such closing price the "UBS Reset Price" and such product the "UBS Interim Settlement Amount"). With the prior written consent of UBS, the Companies may elect to deliver to UBS a number of Paired Shares (the "UBS Interim Settlement Shares") equal in value (valued at the UBS Reset Price) to 125% of the UBS Interim Settlement Amount.

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

    NATIONS TRANSACTION. On February 26, 1998, the Companies entered into transactions with a subsidiary of NationsBank Corporation (together with NationsBanc Mortgage Capital Corporation, "Nations"). Pursuant to the terms of a Purchase Agreement dated as of February 26, 1998 (the "Nations Purchase

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Agreement"), Nations purchased 4,900,000 Paired Shares (the "Initial Nations Shares") from the Companies at a purchase price of $24.8625 per share (which reflected a 2.5% discount from $25.50, the last reported sale price of the Paired Shares on February 25, 1998) for net proceeds of approximately $121,800. The net proceeds were used by the Companies to repay existing indebtedness. The Initial Nations Shares represent approximately 2.7% of the outstanding Paired Shares as of the date of this filing.

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Paired Shares to exceed the Nations Unwind Thresholds, pursuant to the terms of the Nations Price Adjustment Mechanism, Nations became entitled to force a complete settlement under the Nations Price Adjustment Mechanism on October 16, 1998, and continues to be so entitled. Nations has not required any settlement under the Nations Price Adjustment Mechanism to date. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanism" below.

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

    PWFS TRANSACTION. On April 6, 1998, the Companies entered into transactions with PaineWebber Incorporated ("PaineWebber") and PaineWebber Financial Products, Inc. ("PWFS" and, together with PaineWebber, the "PaineWebber Parties"). Pursuant to the terms of a Purchase Agreement dated as of April 6, 1998 (the "PaineWebber Purchase Agreement"), PaineWebber purchased 5,150,000 Paired Shares (the "Initial PaineWebber Shares") from the Companies at a purchase price of $27.01125 per share, which reflected a 2% discount to the last reported sale price of the Paired Shares on April 3, 1998, for net

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) proceeds of approximately $139,100. The net proceeds were used by the Companies to repay existing indebtedness. The Initial PaineWebber Shares represent approximately 2.9% of the outstanding Paired Shares as of the date of this filing.

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The PaineWebber Price Adjustment Agreement provides that if the closing price of the Paired Shares on any trading day does not equal or exceed $16.00, PWFS has the right to force a complete settlement under the PaineWebber Price Adjustment Agreement through any commercially reasonable manner of sale specified by PWFS. As a result of the failure of the closing price of the Paired Shares to equal or exceed $16.00 on August 25, 1998, pursuant to the terms of the PaineWebber Price Adjustment Agreement, PWFS became entitled to force a complete settlement under the PaineWebber Price Adjustment Agreement and continues to be so entitled. In addition, the PaineWebber Price Adjustment Agreement reached maturity on October 15, 1998. PWFS has not required any settlement under the PaineWebber Price Adjustment Agreement to date although it has reserved its right to do so. See "Potential Dilution and Liquidity Effects of the Price Adjustment Mechanisms" below.

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

    The market price of the Paired Shares has dropped significantly below the applicable forward price or reference price under each of the Price Adjustment Mechanisms. As a result, the Companies have to date made cash payments (including cash dividends on collateral shares) totaling $54,252 (including a partial settlement of $45,628 in cash under the UBS Forward Stock Contract) and delivered an aggregate of 34,177,187 additional Paired Shares as collateral pursuant to the Price Adjustment Mechanisms. If the Companies settled all three transactions in cash on November 12, 1998, they would be obligated to deliver

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) to the counterparties a total of approximately $314,369 (assuming application of the cash currently held as collateral by the counterparties) and would receive from the counterparties a total of 13.3 million Paired Shares plus all Paired Shares then held as collateral by them.

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

11.  PRO FORMA FINANCIAL INFORMATION:

    The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham are presented as if the 487 hotels owned, leased, managed or franchised by the Companies as of September 30, 1998, had been acquired on January 1, 1997. Such acquisition transactions include: (i) the Cal Jockey Merger, the Wyndham Merger, the Interstate Merger and the CHCI Merger and the related transactions; (ii) the closing on the commitment for the Revolving Credit Facility and Term Loans; (iii) the acquisition of Grand Heritage Hotels, Inc. and other Grand Heritage subsidiaries; (iv) the Arcadian Acquisition and the Summerfield Acquisition; (v) the WHG Transactions; and (vi) the private placements of equity securities and public offering of the Companies' common stock which occurred during the first

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

11. PRO FORMA FINANCIAL INFORMATION: (CONTINUED) nine months of 1998 and during 1997. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of Patriot and Wyndham would have been assuming such transactions had been completed as of January 1, 1997, nor do they purport to represent the results of operations for future periods.

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

    No assurances can be made regarding the availability or terms of additional sources of capital for the Companies in the future and no assurances can be given regarding the Companies' ability to successfully refinance or extend the maturity of existing indebtedness. A default by the Companies under current existing indebtedness may cause a cross-default under other existing indebtedness, including, without limitation, the Revolving Credit Facility. No assurances can be given regarding the Companies' success in

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

12.  LIQUIDITY: (CONTINUED)
securing any amendments to the Revolving Credit Facility. Additionally, in the absence of such amendments, no assurances can be given that the Companies will meet the reduced EBITDA coverage ratio requirements which go into effect in December under the Revolving Credit Facility. If the Companies are unable to secure additional sources of financing in the future, are unable to successfully refinance existing indebtedness, or are unable to obtain amendments to existing convenants under the Revolving Credit Facility, no assurance can be made that the Companies will be able to meet their financial obligations as they come due without substantial dilution of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations or similar actions. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Companies' financial condition and results of operations.

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

    All of the Companies' owned or managed properties on Puerto Rico are insured with both comprehensive property damage and business interruption insurance, subject to certain deductibles. The Companies have hired a consultant to assess their business interruption claims and are currently negotiating with their insurance carriers regarding coverage for the losses sustained at the Puerto Rico properties. While the Companies currently believe that substantially all of the damages sustained at their Puerto Rico

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

13.  SUBSEQUENT EVENTS: (CONTINUED)
properties will be covered by insurance, no assurances can be made regarding the timing or amount of the actual payments that will ultimately be received by the Companies under these policies.

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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

13.  SUBSEQUENT EVENTS: (CONTINUED)
    The second transaction, which is expected to close by November 20, 1998, includes the sale of a 100% interest in two hotel properties and a 50% equity interest in two other hotel properties to Mr. Milton Fine, a director of Patriot, for an aggregate purchase price of $41,500.

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

                          PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  ITEM NO.   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
     10.1+   Purchase Agreement, dated as of April 6, 1998, by and among Patriot American Hospitality,
             Inc., Wyndham International, Inc., PaineWebber Incorporated and PaineWebber Financial
             Products, Inc.

     10.2+   Letter Agreement, dated July 30, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

     10.3+   Letter Agreement, dated September 11, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and UBS AG, London Branch.

     10.4+   Letter, dated September 15, 1998, from PaineWebber Financial Products, Inc. to Patriot
             American Hospitality, Inc. and Wyndham International, Inc.

     10.5+   Letter Agreement, dated September 30, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

     10.6+   Letter Agreement, dated October 22, 1998, by and among Patriot American Hospitality, Inc.,
             Wyndham International, Inc. and PaineWebber Financial Products, Inc.

     99.1+   Debt Maturity Schedule of the Companies as of November 5, 1998.

  ITEM NO.   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule--Patriot (filed herewith as amended).

     27.2+   Financial Data Schedule--Wyndham

------------------------

+ Incorporated by reference from Form 10-Q For the Quarter Ended September 30, 1998

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

DATED: March 19, 1999

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