Form 10-K
period 1998-12-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1999-03-29
CIK 16343, 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from     to    .

                                            Commission File Number 1-9320
     Commission File Number 1-9319


                                             WYNDHAM INTERNATIONAL, INC.
  PATRIOT AMERICAN HOSPITALITY, INC.      -------------------------------------
-------------------------------------  (Exact name of registrant as specified
(Exact name of registrant as specified             in its charter)
            in its charter)

     Delaware            94-0358820            Delaware           94-2878485
-------------------------------------

                                          -------------------------------------

 (State or other      (I.R.S. Employer     (State or other         (I.R.S.
 jurisdiction of       Identification      jurisdiction of         Employer
 incorporation or           No.)           incorporation or     Identification
  organization)                             organization)            No.)

1950 Stemmons Freeway, Suite 6001
                                          1950 Stemmons Freeway, Suite 6001

Dallas, Texas                75207        Dallas, Texas              75207
-------------------------------------

                                          -------------------------------------

(Address of principal executive offices)
                           (Zip Code)     (Address of principal executive
                                          offices)
                                                                  (Zip Code)

            (214) 863-1000                         (214) 863-1000
-------------------------------------     -------------------------------------
    (Registrant's telephone number,        (Registrant's telephone number,
         including area code)                   including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par                         Common Stock, par
      value         New York Stock              value          New York Stock
 $0.01 per share       Exchange            $0.01 per share        Exchange
-------------------------------------

                                          -------------------------------------

  (Title of each    (Name of each           (Title of each     (Name of each
      class)      Exchange on which             class)       Exchange on which
                     registered)                                registered)

Securities registered pursuant to Section 12(g) of the Act:

            none                                    none

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

  The aggregate market value of the paired voting stock held by non-affiliates of Patriot American Hospitality, Inc. and Wyndham International, Inc. as of March 22, 1999 was $970,668,027, based upon a price of $4.50 per paired share.

  As of March 22, 1999, there were 234,131,492 paired shares of Patriot American Hospitality, Inc. and Wyndham International, Inc. common stock issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                            Form 10-K Annual Report
                                     Index

                                                                      Form 10-K
                                                                       Report
Item No.                                                                Page
--------                                                              ---------
PART I
1.Business..........................................................       3
2.Properties........................................................       3
3.Legal Proceedings.................................................      23
4.Submission of Matters to a Vote of Security Holders...............      23

PART II
5.Market Price for Registrant's Common Equity and Related
 Stockholder Matters................................................      24
6.Selected Financial Information....................................      25
7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations..............................................      29
8.Financial Statements and Supplementary Data.......................      56
9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure...............................................      56

PART III
10.Directors and Executive Officers of the Registrant...............      56
11.Executive Compensation...........................................      63
12.Security Ownership of Certain Beneficial Owners and Management...      72
13.Certain Relationships and Related Transactions...................      75

PART IV
14.Exhibits, Financial Statements and Schedules, and Reports on Form
 8-K................................................................      81

SIGNATURES


                                    PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

General Development of Business

  Patriot American Hospitality, Inc. ("Old Patriot") was formed April 17, 1995 as a self-administered real estate investment trust ("REIT"). The Virginia corporation was formed for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations.

  On July 1, 1997, Old Patriot merged with and into California Jockey Club, with Cal Jockey being the surviving legal entity. Cal Jockey's shares of common stock were paired with the shares of common stock of Bay Meadows Operating Company. The shares traded as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." referred to herein after to as Patriot and Bay Meadows changed its name to "Patriot American Hospitality Operating Company." As a result of the merger with Wyndham Hotel Company ("Old Wyndham") in January, 1998, the operating company subsequently changed its name to "Wyndham International, Inc." ("Wyndham"). Patriot and Wyndham are now collectively referred to as the Companies. Patriot and Wyndham are both Delaware corporations.

  The Cal Jockey merger has been accounted for as a reverse acquisition. Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot is the historical financial information for Patriot. For accounting purposes, Wyndham commenced its operations concurrent with the closing of the Cal Jockey merger on July 1, 1997. The financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value.

  The shares of common stock of Patriot and the shares of common stock of Wyndham are paired on a one-for-one basis and may only be held and transferred in units consisting of one share of Patriot common stock and one share of Wyndham common stock. This single unit herein after is referred to as a paired share.

  Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in Patriot American Hospitality Partnership, L.P. referred herein after to as the Patriot Partnership. In addition, Patriot, through its wholly owned subsidiary, PAH LP, Inc., owns an approximate 88.0% limited partnership interest in the Patriot Partnership as of December 31, 1998. The Patriot Partnership was formed in connection with Old Patriot's initial public offering. Old Patriot contributed its assets to the partnership in exchange for units of limited partnership interest ("OP units").

  Wyndham owns a 1.0% general partnership interest and an approximate 86.8% limited partnership interest in Patriot American Hospitality Operating Partnership, L.P. as of December 31, 1998. As a result of the merger with Wyndham Hotel Company, the operating company subsequently changed its name to "Wyndham International Operating Partnership, L.P." referred to herein after to as Wyndham Partnership. The Patriot Partnership and Wyndham Partnership are now collectively referred to as the Operating Partnerships.

  Generally, Patriot owns and leases hotels to Wyndham, which is responsible for managing a majority of the hotels. In order for Patriot to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), Patriot leases a substantial majority of its hotels to Wyndham or to other third-party leasees who are responsible for operating the hotels. The paired share structure facilitated the Companies' strategy to become a fully-integrated, multi-brand, multi-product, multi-tiered hotel operating company. Following the merger with and into California Jockey Club and the creation of Patriot paired shares, the Companies acquired major hotel operating companies and brands. Patriot's ability to utilize the paired share structure was limited as a result of tax legislation adopted in July 1998.

  During 1998, Patriot and Wyndham, either directly or through the Operating Partnerships and their subsidiaries, invested over $4.5 billion in the acquisition of hotels and other related businesses. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility as well as issuance of paired shares and OP units. The following describes these acquisitions.

 Wyndham Hotel Corporation

  On January 5, 1998, Wyndham Hotel Corporation ("Old Wyndham") merged with and into Patriot, with Patriot being the surviving corporation ("Wyndham merger").

  Patriot, as a result of the Wyndham merger, acquired ownership of ten Old Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Old Wyndham's 52 management and franchise contracts excluding the 16 Patriot hotels that Wyndham managed prior to the merger, the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to certain non-controlled subsidiaries. The total purchase consideration for the Wyndham merger was approximately $982.0 million. The consideration consisted of 21,594,137 paired shares; 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into paired shares); cash of approximately $339.0 million to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on Patriot's credit facility); and the assumption of approximately $59.1 million in debt.

  In 1998, the Companies issued an aggregate 261,224 paired shares valued at approximately $5.8 million in settlement of certain purchase price adjustment arrangements related to Old Wyndham's acquisition of ClubHouse Hotels, Inc. prior to the merger with Patriot. In the first quarter of 1998, the Companies announced conversion of six ClubHouse Inns to Wyndham Garden Hotels.

 WHG Casinos & Resorts, Inc. and related transactions

  On January 16, 1998, a subsidiary of Wyndham merged with and into WHG Casinos & Resorts Inc., with WHG being the surviving corporation, ("WHG merger"). As a result of the WHG merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club, all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 paired shares were issued in connection with the WHG merger and approximately $21.3 million of debt was assumed, resulting in total purchase consideration of approximately $159.4 million.

  Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31 million in cash and issuance of 1,818,182 paired shares valued at approximately $49.2 million and the assumption of approximately $169.6 million of debt.

  On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in entities that own the El Conquistador and the El San Juan Hotel & Casino for a total purchase price of approximately $3.9 million. Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes. During 1998, the El San Juan and the El Conquistador were converted to Wyndham Resorts.

 Arcadian International Limited

  On April 6, 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately (Pounds)185.9 million (approximately $308.7 million U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. The Arcadian acquisition was financed through a short-term financing agreement with PaineWebber Real Estate Services, Inc., for $160 million, at a rate equal to the borrowing rate on Patriot's credit facility. In addition, Patriot assumed approximately $112.6 million of debt in connection with the Arcadian acquisition.

 Interstate Hotels Company

  On June 2, 1998, pursuant to an Agreement and Plan of Merger dated as of December 2, 1997, as thereafter amended, between Patriot, Wyndham and Interstate Hotels Company, Interstate merged with and into Patriot with Patriot being the surviving company ("Interstate merger"). Pursuant to the Interstate merger agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances, or
(ii) a number of paired shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 paired shares for each share of Interstate common stock not exchanged for cash.

  As a result of the Interstate merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia. During 1998, the Companies converted two hotels acquired in the Interstate merger to Wyndham Hotels.

  The total purchase consideration for the Interstate merger of approximately $2.1 billion consisted of 28,825,875 paired shares, cash of approximately $525.4 million to pay Interstate shareholders who elected to receive cash, approximately $787.1 million in debt assumed or refinanced by Patriot and approximately $73.4 million to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash distribution of $0.3997 on each share of Interstate common stock that was converted into paired shares, aggregating approximately $9.1 million.

 SF Hotel Company, L.P.

  On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. for approximately $298.9 million ("Summerfield acquisition"). The total purchase consideration for the Summerfield acquisition consisted of approximately 3,223,795 OP units, 1,397,281 paired shares, cash of approximately $165.5 million and assumption of debt in the amount of approximately $17.1 million. In addition, the purchase price is subject to future adjustment based on (i) the market price of the paired shares through the end of 1998 (the "1998 Summerfield adjustment") and (ii) achievement of certain performance criteria through 2000 for 24 managed hotels which were not open for business (or had recently opened) as of the date of acquisition, and (iii) fulfillment of the companies obligation to develop seven hotels. As a result of the Summerfield acquisition, Patriot acquired four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites(R) and Sierra Suites(R) hotels. Patriot has leased or sub-leased 21 of these hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels.

  Effective January 15, 1999, an additional 1,311,709 OP units valued at approximately $9.0 million were issued in connection with the Summerfield acquisition as additional consideration pursuant to the purchase agreement in satisfaction of the 1998 Summerfield adjustment.

 CHC International Merger

  On June 30, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 between Patriot, Wyndham and CHCI ("CHCI merger"), the hospitality-related business of CHCI merged with and into Wyndham with Wyndham being the surviving company. CHCI's gaming operations were transferred to a new legal entity prior to the CHCI merger and such operations were not a part of the transaction. As a result of the CHCI merger, Wyndham, through its subsidiaries, acquired the remaining 50% investment interest in GAH-II, L.P., the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 8 third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other hospitality management assets. The aggregate purchase price of the 17 leasehold interests was approximately $52.7 million, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Wyndham for the year ended December 31, 1998.

  By operation of the CHCI merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham. In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16.6 million.

  In addition, on September 30, 2000 and September 30, 2002, Wyndham may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specific assets. During 1998, the Companies converted 4 hotels acquired in the CHCI merger to proprietary branded hotels.

 Other

  In July 1998, Wyndham acquired an approximate 49% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouse, Inc., for $1.5 million in cash and 156,272 of Preferred OP units of the Wyndham Partnership which were valued at approximately $3.5 million.

  During 1998, Patriot also re-acquired the leasehold interests for nine of its hotels from the lessees and purchased certain license agreements for an aggregate purchase price of approximately $11.7 million, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot. The Companies issued 118,812 paired shares valued at $3.0 million and paid cash of $8.7 million. Patriot has leased the hotels to Wyndham.

  During 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234.1 million in the acquisition of four hotels with a total of over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on Patriot's credit facility, the issuance of 53,989 OP units valued at approximately $1.5 million, the issuance of 390,335 paired shares valued at approximately $10.0 million and the assumption of mortgage debt in the amount of approximately $80.1 million. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33.9 million.

  During 1998, Patriot sold its interest in four hotel assets: Courtyard by Marriott Hotel in Orange, Connecticut, Courtyard by Marriott Hotel in St. Louis, Missouri, Residence Inn in Pittsburgh, Pennsylvania and the Courtyard by Marriott in Westborough, Massachusetts, collectively hereinafter referred to as the Fine Transaction, for a net purchase price of approximately $32.5 million. Patriot recognized no gain or loss on sale as a result of the transaction. The assets were sold to an affiliate of an independent member of the Board of Directors of Patriot.

  Additionally in December 1998, Patriot sold its interest in three hotel assets previously leased to NorthCoast Hotels, LLC ("NorthCoast") (a third party lessee of Patriot); the WestCoast Roosevelt Hotel, the WestCoast Gateway Hotel located in Seattle, Washington and the WestCoast Wenatchee Hotel located in Wenatchee, Washington to an affiliate of NorthCoast. Patriot received net cash proceeds of approximately $23.7 million plus a mortgage note receivable in the amount of $2.0 million. Patriot has also contracted with an affiliate of NorthCoast to sell a fourth hotel, the WestCoast Long Beach Hotel and Marina located in Long Beach, California, for a total purchase price of approximately $7.0 million. Patriot recognized a loss on sale of approximately $9.5 million as a result of the sale of these assets. Upon completion of the sale, the Companies will no longer have leases on owned hotels with third-party lessees.

Recent Developments

 Asset sales

  On March 3, 1999, Patriot sold its interest in the Holiday Inn Crockett Hotel located in San Antonio, Texas. The Companies received cash proceeds of approximately $18.0 million after payment of legal costs and other closing costs. Patriot will recognize an estimate gain on sale of asset of $3.3 million in 1999. In connection with the transaction, Patriot terminated its lease to Wyndham for the hotel.

  In February 1999, Patriot sold its interest in the Bay Meadows Racecourse located in San Mateo, California. The Companies received cash proceeds of approximately $3.4 million after payment of legal costs and other closing costs. Patriot has recognized an estimated impairment loss on assets held for sale of $42.3 million related to the Racecourse facility in 1998. In connection with the transaction, Patriot terminated its lease to Wyndham for the Racecourse facilities.

  During the first quarter of 1999, the Companies entered into two new management contracts including the conversion of the Marriott I-Drive in Orlando, Florida to a Wyndham and the addition of the Lodge at Mountain Village in Telluride, Colorado as a Wyndham Resort.

 Acquisitions

  In January 1999, Patriot acquired the remaining 25% minority interests in each of the five following hotels; Embassy Suites Schaumburg, the Hilton Dania, the Marriott Suites at Valley Forge, the Marriott Boston Andover and the Marriott Tysons Corner from CIGNA. The acquisition of such interests was financed through additional mortgage indebtedness totaling $49.8 million and the transfer of an additional 10% interest in the Marriott Warner Center.

 Consulting Agreements

  On February 26, 1999, Patriot, Wyndham and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot, effective immediately. Pursuant to the Separation Agreement, Mr. Nussbaum has been named Chairman Emeritus of the Board of Directors of Patriot and will remain as a Director of Wyndham. In addition, pursuant to the terms of the Separation Agreement, Mr. Nussbaum has agreed to provide consulting services to the Companies for two years.

 Securities Purchase Agreement

  On February 18, 1999, Patriot, Wyndham, Patriot Partnership, Wyndham Partnership and affiliates of each of Apollo Real Estate Management III, L.P., Apollo Management IV, L.P., Thomas H. Lee Equity Fund IV, L.P., Beacon Capital Partners, L.P. and Rosen Consulting Group, entered into a purchase agreement under which the investors will purchase $1 billion of a new series B preferred stock of Wyndham. Patriot and Wyndham currently plan to use the proceeds from the investment to settle their forward equity contracts, as described above, to repay indebtedness, and for working capital and growth purposes.

  Wyndham will pay dividends on its series B preferred stock quarterly, on a cumulative basis, at a rate of 9.75% per year. For the first six years, dividends will be payable partly in cash and partly in additional shares of preferred stock, with the cash component initially equal to 30% for the first dividend payment and declining over the period to approximately 19.8% for the final dividend payment. Each share of series B preferred stock may be converted, at the option of its holder, into that number of shares of Wyndham common stock equal to $100.00 divided by the conversion price of the series B preferred stock. Initially the conversion price will be $8.59, but is subject to adjustment under certain circumstances.

 Restructuring

  Under the terms of the purchase agreement, relating to the $1 billion equity investment, Patriot and Wyndham are required to complete a restructuring of their existing paired share REIT structure prior to the investment. Under the terms of the restructuring, the following events will occur:

    . A reverse stock split of the common stock of Wyndham and Patriot.

    . A wholly-owned subsidiary of Wyndham will merge with and into Patriot with Patriot surviving.

    . The pairing agreement between Patriot and Wyndham will terminate.

    . Patriot will terminate its status as a real estate investment trust effective January 1, 1999.

    . The non-voting stock of specified corporate subsidiaries held by the Patriot Partnership will be transferred so that it will be owned directly by Patriot and/or Wyndham, rather than through the Patriot Partnership.

    . The third party partners in both the Patriot Partnership and the Wyndham Partnership will be offered an opportunity to exchange their limited partner interests for Wyndham common stock.

    . The preferred stockholders of Wyndham will be offered an opportunity to exchange their preferred stock for Wyndham common stock.

 Reverse Stock Split

  Prior to the merger of a subsidiary of Wyndham into Patriot, both Wyndham and Patriot will implement a one-for-twenty reverse stock split of their common stock.

 Redemption Option

  For a period of 170 days following the completion of the $1 billion equity investment, Wyndham may redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount $100.00) plus all accrued dividends. Wyndham currently plans to fund this redemption through the issuance of $300 million of series A preferred stock to its stockholders. The series A preferred stock has the same economic terms as the series B preferred stock.

 New Debt Financing

  New Credit Facility. Patriot has recently signed a commitment letter with Chase Securities Inc. and The Chase Manhattan Bank for senior credit facilities for Wyndham in the amount of $1.8 billion, comprised of a term loan facility and a revolving loan facility. Definitive agreements relating to the new credit facility are expected to be finalized at the same time that the $1 billion equity investment is consummated. The Chase Manhattan Bank will act as the administrative agent and Chase Securities Inc. will act as the lead arranger for a syndicate of lenders which will provide Wyndham with $1 billion in term loans and up to $800 million under the revolving loan facility, of which a maximum of $560 million may be drawn at the closing of the investment. The term loan facility and the revolving facility carry terms of 7 years and 5 years, respectively. Interest rates for the new credit facility are based upon LIBOR spreads varying from 1.25% to 3.00% per annum (for the revolving loan facility) and 2.75% to 3.75% per annum (for the term loan facility), based both on Wyndham's leverage ratio and on whether any increasing rate loans (described below) are outstanding. However, at Wyndham's election or under other specified circumstances, the term loans and revolving loans may instead bear interest at an alternative base rate plus the applicable spread. The alternative base rate is equal to the greater of

The Chase Manhattan Bank's prime rate or federal funds rate plus 0.5%, and the alternative spread is 1.0% below the applicable LIBOR spread. Subject to limited agreed-upon exceptions, the New Credit Facility will be guaranteed by the domestic subsidiaries of Wyndham, and will be secured by pledges of equity interests held by Wyndham and its subsidiaries. The proceeds from the term loan facility will be used to finance the restructuring of Wyndham and Patriot. The proceeds from the revolving loan facility will be used for working capital and general corporate purposes.

  Increasing Rate Loans. Wyndham and Patriot have signed a commitment letter with The Chase Manhattan Bank, Chase Securities Inc., Bear, Stearns & Co. Inc., and The Bear Stearns Companies Inc. providing that The Chase Manhattan Bank, The Bear, Stearns Companies Inc. and a possible syndicate of other lenders will provide an increasing rate loan facility in the amount of up to $650 million. The IRL carries a term of 5 years. Interest rates for the IRL are based on LIBOR spreads and are initially set at 0.25% below the initial LIBOR spread on the term loan facility, but increase by 0.50% every three months, with a cap of LIBOR plus 4.75%. However, under other specified circumstances, interest accrues at an alternate rate equal to the rate borne by three-month treasury securities plus 1.0%, plus the applicable spread. The lenders under the IRL receive the benefit of the same guarantees and pledges of security provided under the New Credit Facility. The proceeds from the IRL will be used to finance the restructuring of Wyndham and Patriot.

  After the six month anniversary of the closing of the investment, lenders transferring IRLs may exchange the IRLs for exchange notes carrying identical terms to the IRLs. To the extent any IRLs or exchange notes are outstanding 180 days after the closing of the investment, Wyndham must by such date file and maintain a shelf registration statement with the Securities and Exchange Commission allowing the resale of any exchange notes outstanding thereafter. Wyndham may also offer registered substitute notes in exchange for all outstanding IRLs and exchange notes.

  Wyndham's ability to borrow under its revolving facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios, limitations on additional indebtedness, and limitations on investments and stockholder dividends.

 Forward Equity Contracts

  Patriot is party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Patriot's aggregate obligation under the forward equity transactions was approximately $319.7 million at March 18, 1999. As of such date, Patriot has delivered an aggregate of 79 million shares to the counterparties as collateral in addition to approximately 12.5 million paired shares currently owned by the counterparties or their affiliates.

  Patriot currently intends to settle in full all of the forward transactions with the proceeds of the $1 billion equity investment. If the forward equity transactions are settled in cash, the counterparties must deliver to the Companies' paired shares then owned or held by them as collateral under the respective forward agreements.

  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward equity agreements or to sell paired shares in connection with the forward equity agreements until the earlier of (a) the closing of the investment and (b) June 30, 1999. The agreements provide that the standstill obligations terminate if:
(i) the agreement is terminated or the parties publicly announce that they do not intend to close the investment and Patriot has not entered into another agreement that provides for a complete settlement of the forward equity transactions on or before June 30, 1999; (ii) the Companies' default on certain covenants under the forward agreements or under our credit facility:
(iii) any of the counterparties sells or agrees to sell paired shares; or (iv) the price of the paired shares falls to a specified threshold, as described below. Any counterparty whose standstill agreement terminates will have the right to require an immediate settlement of its forward equity transaction.

  The standstill agreement with PaineWebber Financial Products, Inc. provides that the PaineWebber standstill obligation will terminate if the closing price of the paired shares on any trading day is less than or equal to $4.50. On March 22, 1999, the closing price of the paired shares was $4.50. As a result, PaineWebber's standstill obligation has terminated and PaineWebber is entitled to require settlement under its forward contract. As of March 25, 1999, PaineWebber has not indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The standstill agreement with NationsBanc Mortgage Capital Corporation provides that the NationsBanc standstill obligation will terminate if the weighted average trading price of the paired shares (excluding the last 30 minutes of trading) on any trading day is less than or equal to $4.50. The paired share price, as so calculated, has not fallen below this threshold.

  The standstill agreement with UBS AG, London Branch provides that the UBS standstill obligation will terminate if the paired share price (calculated as provided in the UBS forward contract) falls below $4.50. The closing price of the paired shares has not been less than $4.50.

  Nations has asserted that its standstill obligation has terminated by virtue of the termination of PaineWebber's standstill obligation, based upon a "most favored counterparty" clause in the Nations forward contract. UBS has asserted that its standstill obligation has terminated based upon its interpretation of the measure of the paired share price. The Companies have disputed both the Nations and UBS assertions. As of March 25, 1999, neither Nations nor UBS has indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The Companies may settle the forward transactions by delivering either cash or paired shares (if such shares are covered by an effective registration statement). Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure you that our bank lenders would consent to any cash settlements prior to the closing of the transaction. In addition, given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on the Companies' capital stock. The dilutive effects increase as the market price of the paired shares decreases below the applicable forward prices. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale by UBS of an additional 4 million paired shares in connection with the forward equity transactions. The Companies cannot be assured that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Two of the counterparties have requested that the Companies register the balance of the paired shares delivered as collateral to all three counterparties. The Companies intend to seek to register all such shares.

 Agreements Relating to Existing Credit Facility.

  Patriot and Wyndham's existing credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and PaineWebber Real Estate consists of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates on the existing Credit Facility are based on Patriot's and Wyndham's leverage ratio and vary from 1.5% to 2.5% over LIBOR. Under the original terms of the Credit Facility, two of the term loans matured on January 31, 1999 ($350 million) and March 31, 1999 ($400 million), respectively. All of the requisite lenders under the Credit Facility have agreed to extend the maturity of these two terms loans to June 30, 1999. If the Companies do not consummate the Investment by June 30, 1999, or our agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to secure the Credit Facility with mortgages and other security interests by June 30, 1999. In connection with their agreement to extend the maturities of the term loans to June 30, 1999, the Companies have paid approximately $11.7 million in fees.

 Interstate's Third-Party Hotel Management Business

  In May, 1998, the Companies along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close.

    . In addition to dismissal of the Marriott litigation, the Settlement
      Agreement provides for three principal transactions: (1) the re-branding of ten Marriott hotels under the Wyndham name,
      (2) Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (3) the divestiture, either through a sale or a spin-off of assets, of the third-party management business which was operated by Interstate (the "Divestiture").

    . For Patriot to sell the third-party management business which was operated by Interstate to a third party (a "Sale Transaction"), Patriot must (1) sign a non-binding letter of intent (the "Letter of Intent") for the Sale Transaction on or before March 31, 1999, (2) sign a final binding contract (the "Final Binding Contract") for the Sale Transaction no later than midnight on April 14, 1999, and
      (3) consummate the Sale Transaction no later than June 14, 1999. If Patriot does not complete a Sale Transaction, it must consummate the spin-off of the third-party management business which was operated by Interstate (the "Spin-off") no later than the earliest of (1) June 14, 1999, (2) April 30, 1999 (if Patriot does not enter into a Letter of Intent by March 31, 1999), (3) thirty days after the date Marriott disapproves the Letter of Intent, (4) May 14, 1999 (if Patriot does not enter into a Final Binding Contract by April 14, 1999), or (5) thirty days after the date of Marriott disapproves of the Final Binding Contract. The last date on which either the Sale Transaction or the Spin-off may be complete pursuant to the Settlement Agreement is the "Final Divestiture Date."

  If the Companies do not complete the Spin-off or the Sale Transaction by the Final Divestiture Date, Marriott will be entitled to receive 110% of the fees otherwise due under the Assumed Management Contracts. The Companies will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

  Moreover, subject to any defenses the Companies may have, the Companies would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels Marriott would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of Marriott-branded hotels that Wyndham manages to replace Wyndham as manager of their hotels. As a result, each respective hotel would either: (1) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (2) terminate the management contract with Wyndham and enter into a contract with another manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

Description of Business

  The Companies are a fully-integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, the Companies have grown from 20 hotels at the time of its initial public offering in 1995 to become one of the largest U.S. based hotel operators with a portfolio totaling 472 hotels and more than 101,000 rooms. The Companies classify their business into proprietary brand and non-proprietary brand hotel divisions, under which they manage the business.

  Among its proprietary branded hotels, the Companies are positioned in the luxury segment under the Grand Bay Hotels & Resorts(R); in the upscale segment under Wyndham(TM); and in the mid-priced segment under the ClubHouse. The core Wyndham brand offers upscale, full-service accommodations to business and leisure travelers, ensures a quality and consistent product, and delivers outstanding service through any of its four products: Wyndham Hotels, Wyndham Resorts, Wyndham Garden Hotels(R), Wyndham Grand Heritage Hotels(R). Additionally, the Companies offer proprietary branded all-suite accommodations through its upscale Summerfield Suites and its mid-priced Sierra Suites. Other proprietary hotel brands owned and developed by the Companies include Malmaison, Grand Heritage(R) and Carefree(R).

  The Companies primary growth strategy is to develop their proprietary hotel brands through increasing distribution, generating greater customer awareness, building brand loyalty, and maintaining customer satisfaction. The Companies intends to continue to expand and diversity its hotel portfolio through the rebranding of existing non-proprietary brand hotels to one of its proprietary brands and through the selective acquisition and development of hotels in major metropolitan areas and destination. In 1998, the Companies converted 33 owned hotels to one of its proprietary upscale or luxury hotel brands. Additionally, the Companies have 10 hotels under development which are expected to open in mid to late 1999. These newly constructed hotels will be proprietary branded and are situated in major metropolitan markets including Boston, Chicago, Atlanta and London.

  Additionally, the Companies own 93 non-proprietary branded hotels which consists of 86 full service hotels, 3 resort hotels and 4 limited service hotels. All but 5 of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Marriott(R), Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), WestCoast(R), Hampton Inn(R), Courtyard by Marriott(R). The Companies non-proprietary brand hotels are mostly operated by one of two divisions, Patriot American Hospitality Management Services or Interstate Hotel Management. Both divisions are focused on maximizing hotel profitability at the owned hotels or for our third-party hotel owners. The Companies non-proprietary branded business will continue to seek investments in hotels where management believes that profits can be increased by the introduction of more professional and efficient management techniques, a change of franchise affiliation or the injection of capital for market repositioning, renovating, or expanding a property.


Proprietary Brands

  Grand Bay Hotels & Resorts are five-star, luxury hotel properties located in major metropolitan markets and destination locations. Catering to the upscale business and leisure traveler, Grand Bay hotels feature between 150 and 300 rooms, numerous fine dining options, the exclusive Golden Door Spa or Golden Door CitySpa and other luxury amenities. Grand Bay Resorts include the former Carefree Resorts, which are internationally renowned, signature resorts distinguished by unique architecture that complements the indigenous landscape; a wide variety of outdoor activities; Golden Door spas; innovative service; and retail shopping.

  Wyndham is a four-star, upscale hotel brand that offers full-service accommodations to business and leisure travelers. Wyndham ensures a quality and consistent product and delivers outstanding service through any of its four products described below. Each product is geared to the customers specific needs based on the properties' location and character.

  . Wyndham Hotels are typically located in major urban centers, providing an average of 400 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space, and a full range of guest services and amenities, including room service and recreational facilities. Wyndham Hotels are marketed primarily to corporate groups as well as individual business travelers.

  . Wyndham Resorts are full-service, destination resorts targeted to upscale and luxury leisure and incentive travelers. Primary destinations currently include Orlando, South Florida and the Caribbean.

     Due to the strength and size of the Wyndham Resorts portfolio, the chain is the largest chain in the Caribbean.

  . Wyndham Garden Hotels are located principally in suburban markets, catering to individual business travelers and small business groups. These full-service hotels feature between 150 and 225 guest rooms, up to 5,000 square feet of meeting space, a three-meal restaurant, signature "Garden" libraries and laundry and room service.

  . Wyndham Grand Heritage Hotels are the newest addition to the Wyndham brand, introduced in early 1998. Wyndham Grand Heritage Hotels are distinguished by their unique combination of historic ambiance and modern services and amenities. Usually situated in secondary and tertiary markets throughout the United States, Wyndham Grand Heritage Hotels are known for their aesthetic and historic appeal as well as their architectural significance.

  ClubHouse Inns are mid-priced, limited service hotels located principally in secondary markets throughout the Midwest and the Southwest. ClubHouse Inns are targeted at corporate individual travelers and featuring an average of 135 rooms, two meeting rooms, full-service breakfast buffets and evening receptions.

  Summerfield Suites and Sierra Suites are upscale and mid-priced, all-suite hotel brands, respectively. Both brands focus on the needs of business travelers attending corporate training programs but at different price points. All-suite properties are designed for the business and leisure traveler who usually anticipates a one to two week stay (suite hotels generally offer weekly rates to their guests). The suite properties usually have limited public space and no or limited food and beverage services. However, these properties generally provide guests with larger partitioned rooms, a full kitchen, or two rooms for added workspace.

  Malmaison, located in the United Kingdom, are full-service, upscale hotels typically housed in historic buildings that have been redeveloped and retrofitted. Named "Best Hotels in the World Under (Pounds)100 Per Night" by England's Tatler magazine, Malmaison hotels are a European equivalent in size and service to Wyndham Gardens, with award-winning brasseries, which quickly become popular gathering spots.

Operating Statistics--Owned Hotels

                                  Occupancy          ADR           REVPAR
                                 ------------  --------------- ---------------
                                 1998   1997    1998    1997    1998    1997
                                 -----  -----  ------- ------- ------- -------
Wyndham Branded Hotels.......... 70.50% 70.80% $119.57 $112.32 $ 84.35 $ 79.54
Grand Bay Hotels & Resorts...... 67.00  70.50   287.30  266.64  192.52  187.86
Summerfield Suites.............. 79.70  74.20   129.42  123.01  103.17   91.27
Malmaison....................... 83.50  75.40   125.65  117.27  104.89   88.44
Clubhouse....................... 66.40  71.50    68.07   65.75   45.23   47.01
Arcadian........................ 68.80  63.80   142.67  128.43   98.10   81.92
Non Proprietary -- Limited
 Service........................ 67.80  74.10    74.57   65.87   50.54   48.83
Non Proprietary Brands.......... 71.70  71.20    99.59   94.29   71.39   67.16
                                 -----  -----  ------- ------- ------- -------
 Weighted Average............... 71.10% 71.00% $109.94 $103.53 $ 78.15 $ 73.55

List of Owned Properties

  The following table sets forth certain information for the hotels the Companies owned as of December 31, 1998, and excludes those leased, managed or franchised from third-party owners.

                                                                                          Year
                                                                              Number of  Built/
Property Name                            City            State                  Rooms   Renovated
-------------                            ----            -----                --------- ---------
Wyndham Brand Properties:
Wyndham Bel Age Hotel                    Los Angeles     California               200     1984
Wyndham Bristol Place Hotel              Toronto         Canada                   287     1974
Wyndham Buena Vista Palace Resort &
 Spa (1)                                 Orlando         Florida                1,014   1977/1983
Wyndham Buttes Resort (1)                Tempe           Arizona                  353     1986
Wyndham City Centre (2)                  Washington      District of Columbia     352     1969
Wyndham Emerald Plaza                    San Diego       California               436     1991
Wyndham Resort & Spa (1)                 Fort Lauderdale Florida                  496     1961
Wyndham Franklin Plaza                   Philadelphia    Pennsylvania             758     1979
Wyndham Greenspoint Hotel                Houston         Texas                    472     1985
Wyndham Miami Beach Resort (1)           Miami           Florida                  424     1963
Wyndham Gateway--Miami Airport (1)       Miami           Florida                  408     1976
Wyndham Myrtle Beach Resort &
 Golf Club (1)                           Myrtle Beach    South Carolina           385     1974
Wyndham Northwest Chicago                Chicago         Illinois                 408     1983
Wyndham Peachtree Conference Center (1)  Atlanta         Georgia                  250     1984
Wyndham Toledo (1)                       Toledo          Ohio                     241     1985
Wyndham Riverfront Hotel                 New Orleans     Louisiana                202     1996
Wyndham Washington D.C. (1)              Washington      District of Columbia     400     1983
Wyndham Westshore Hotel (1)              Tampa           Florida                  324     1984
Wyndham Wind Watch Hotel & Golf Club     Hauppage        New York                 360     1989
Wyndham El Conquistador Resort &
 Club (1)                                San Juan        Puerto Rico              751     1962
Wyndham El San Juan Resort & Casino (1)  San Juan        Puerto Rico              382     1958
Wyndham Rose Hall Golf & Beach Resort    Montego Bay     Jamaica                  489     1984
Wyndham Garden Hotel--Brookfield         Brookfield      Illinois                 178     1990
Wyndham Garden Hotel--Charlotte          Charlotte       North Carolina           173     1989
Wyndham Garden Hotel--Commerce           Los Angeles     California               201     1991
Wyndham Garden Hotel--Market Center      Dallas          Texas                    228   1968/1997
Wyndham Garden Hotel--Park Central (1)   Dallas          Texas                    197     1998
Wyndham Garden Hotel--Indianapolis       Indianapolis    Indiana                  171     1990
Wyndham Garden Hotel--K.C. Airport (1)   Kansas City     Missouri                 138     1992
Wyndham Garden Hotel--Knoxville (1)      Knoxville       Tennessee                137     1989
Wyndham Garden Hotel--LaGuardia Airport  New York        New York                 229     1988
Wyndham Garden Hotel--Las Colinas        Dallas          Texas                    168     1986
Wyndham Garden Hotel--Midtown            Atlanta         Georgia                  191     1987
Wyndham Garden Hotel--Novi               Detroit         Michigan                 148     1988
Wyndham Garden Hotel--Omaha (1)          Omaha           Nebraska                 137     1991
Wyndham Garden Hotel--Overland Park      Overland Park   Kansas                   180   1971/1997
Wyndham Garden Hotel--Pleasanton         Pleasanton      California               171     1985
Wyndham Garden Hotel--Richardson (1)     Richardson      Texas                    137     1996
Wyndham Garden Hotel--Schaumburg         Schaumburg      Illinois                 188     1985
Wyndham Garden Hotel--West Port (1)      St. Louis       Missouri                 142     1997

                                                                   Year
                                                       Number of  Built/
Property Name             City          State            Rooms   Renovated
-------------             ----          -----          --------- ---------
Wyndham Garden Hotel--
 Vinings                  Atlanta       Georgia           159      1985
Wyndham Garden Hotel--
 Wichita (1)              Wichita       Kansas            120      1985
Wyndham Garden Hotel--
 WoodDale                 Chicago       Illinois          162      1986
Wyndham Grand Heritage--
 Ambassador West (1)      Chicago       Illinois          219      1924
Wyndham Grand Heritage--
 Bourbon Orleans (1)      New Orleans   Louisiana         216      1800s
Wyndham Grand Heritage--
 The Fairmount (1)        San Antonio   Texas              37      1906
Wyndham Grand Heritage--
 The Mayfair (1)          St. Louis     Missouri          182      1925
Wyndham Grand Heritage--
 The Tutwiler (1)         Birmingham    Alabama           147      1913
Wyndham Grand Heritage--
 Tremont House (1)        Boston        Massachusetts     322      1925
Wyndham Grand Heritage--
 Union Station (1)        Nashville     Tennessee         124      1986
Grand Bay Hotels &
 Resort:
Carmel Valley Ranch       Carmel        California        144      1987
Grand Bay Hotel Coconut
 Grove                    Miami         Florida           178      1983
The Boulders              Scottsdale    Arizona           160      1985
The Lodge at Ventana
 Canyon                   Tucson        Arizona            49      1985
The Peaks Resort & Spa    Telluride     Colorado          174      1992
Las Casitas Spa & Villas  San Juan      Puerto Rico       157
Summerfield Suites:
Summerfield--Denver
 South                    Denver        Colorado          136      1997
Summerfield--Hanover      Whippany      New Jersey        136      1997
Summerfield--Morristown
 (Hanover South)          Morristown    New Jersey        133      1997
Summerfield--Seattle
 Downtown (1)             Seattle       Washington        193      1985
Summerfield--Waltham      Waltham       Massachusetts     136      1997
Malmaison:
Malmaison Edinburgh       Edinburgh     United Kingdom     60      1994
Malmaison Glasgow         Glasgow       United Kingdom     72      1997
Malmaison Manchester      Manchester    United Kingdom    112      1998
Malmaison Newcastle       Newcastle     United Kingdom    116      1998
ClubHouse Inns:
ClubHouse Inn--Nashville
 Airport                  Nashville     Tennessee         135      1988
ClubHouse Inn--
 Albuquerque              Albuquerque   New Mexico        137      1987
ClubHouse Inn--Atlanta
 (Norcross)               Atlanta       Georgia           147      1988
ClubHouse Inn--Overland
 Park                     Overland Park Kansas            143      1988
ClubHouse Inn--Savannah   Savannah      Georgia           138      1989
ClubHouse Inn--Topeka     Topeka        Kansas            121      1986
ClubHouse Inn--Valdosta   Valdosta      Georgia           121      1988
ClubHouse Inn &
 Conference Center        Nashville     Tennessee         285      1991
Non-Proprietary Brand
 Properties:
Marriott Albany           Albany        New York          359      1985
Marriott Arlington        Arlington     Texas             310      1985
Marriott Atlanta North
 Central                  Atlanta       Georgia           287      1975

                                                                      Year
                                                          Number of  Built/
Property Name             City              State           Rooms   Renovated
-------------             ----              -----         --------- ---------
Marriott Boston Andover   Andover           Massachusetts    293      1985
Marriott Boston
 Westborough              Westbourough      Massachusetts    223      1985
Marriott Houston
 Greenspoint North        Houston           Texas            391      1981
Marriott Minneapolis
 Southwest                Minnetonka        Minnesota        320      1988
Marriott Colorado
 Springs                  Colorado Springs  Colorado         311      1989
Marriott Harrisburg       Harrisburg        Pennsylvania     348      1980
Marriott Indian River
 Plantation Resort        Stuart            Florida          297      1987
Marriott Casa Marina
 Resort                   Key West          Florida          311      1980
Marriott Troy             Troy              Michigan         350      1990
Marriott Reach Resort     Key West          Florida          149      1978
Marriott Suites At
 Valley Forge             Valley Forge      Pennsylvania     229      1985
Marriott Philadelphia
 West                     West Conshohocken Pennsylvania     286      1991
Marriott Pittsburgh
 Airport                  Pittsburgh        Pennsylvania     314      1987
Marriott Roanoke Airport  Roanoke           Virginia         320      1983
Marriott San Diego
 Mission Valley           San Diego         California       350      1988
Marriott St. Louis West   St. Louis         Missouri         300      1990
Marriott Syracuse         East Syracuse     New York         250      1977
Marriott Tysons Corner    Tysons Corner     Virginia         390      1981
Marriott Warner Center    Woodland Hills    California       463      1986
Courtyard by Marriott     Beachwood         Ohio             113      1986
Crowne Plaza Ravinia      Atlanta           Georgia          495      1986
Doubletree Hotel Anaheim  Orange            California       454      1984
Doubletree Hotel
 Corporate Woods          Overland Park     Kansas           356      1982
Doubletree Hotel Post
 Oak                      Houston           Texas            449      1982
Doubletree Hotel St.
 Louis                    St. Louis         Missouri         223      1984
Doubletree Hotel Allen
 Center                   Houston           Texas            341      1978
Doubletree Guest Suites   Glenview          Illinois         252      1988
Doubletree Hotel
 Westminster              Denver            Colorado         180      1980
Doubletree Hotel          Tallahassee       Florida          244      1977
Doubletree Hotel Des
 Plaines                  Chicago           Illinois         242      1969
Doubletree Hotel          Minneapolis       Minnesota        230      1986
Doubletree Hotel          Tulsa             Oklahoma         417      1982
Doubletree Park Place     Minneapolis       Minnesota        298      1981
Doubletree Miami Airport  Miami             Florida          266      1975
Embassy Suites            Chicago           Illinois         358      1991
Embassy Suites            Schaumburg        Illinois         209      1984
Embassy Suites            Hunt Valley       Maryland         223      1985
Embassy Suites Phoenix
 North                    Phoenix           Arizona          314      1985
Hyatt Newporter           Newport Beach     California       410      1962
Hyatt Regency             Lexington         Kentucky         365      1977
Hilton Cleveland South    Independence      Ohio             191      1980
Hilton Gateway Newark     Newark            New Jersey       253      1971
Hilton Columbus           Columbus          Georgia          177      1982
Hilton Del Mar            San Diego         California       245      1989
Hilton Greenwood Village  Denver            Colorado         305      1982
Hilton Dania              Fort Lauderdale   Florida          388      1988
Hilton Huntington         Melville          New York         302      1988
Hilton Parsipanny         Parsippany        New Jersey       510      1981
Hilton Melbourne Airport  Melbourne         Florida          237      1986

                                                                        Year
                                                            Number of  Built/
Property Name             City               State            Rooms   Renovated
-------------             ----               -----          --------- ---------
Holiday Inn (3)           Sebring            Florida           148      1983
Holiday Inn               San Angelo         Texas             148      1984
Holiday Inn--YO Ranch     Kerrville          Texas             200      1984
Holiday Inn Aristocrat    Dallas             Texas             172      1925
Holiday Inn Beachwood
 (3)                      Beachwood          Ohio              172      1974
Holiday Inn Crockett (4)  San Antonio        Texas             204      1909
Holiday Inn Lenox         Atlanta            Georgia           297      1987
Holiday Inn Northwest     Houston            Texas             193      1982
Holiday Inn Northwest
 Plaza                    Austin             Texas             193      1984
Holiday Inn Select--
 Farmers Branch           Dallas             Texas             379      1979
Holiday Inn Westlake      Beachwood          Ohio              266      1980
Holiday Inn Brentwood     Brentwood          Tennessee         247      1989
Holiday Inn               San Francisco      California        224      1964
Redmont Hotel             Birmingham         Alabama           112      1925
Omni Inner Harbor Hotel   Baltimore          Maryland          707      1968
Radisson Burlington       Burlington         Vermont           255      1975
Radisson Hotel & Suites   Dallas             Texas             198      1986
Radisson Englewood        Englewood          New Jersey        192      1989
Radisson Suite Hotel      Kansas City        Kansas            240      1931
Radisson Hotel            Lisle              Illinois          242      1987
Radisson New Orleans
 Hotel                    New Orleans        Louisiana         759      1924
Radisson Northbrook       Northbrook         Illinois          310      1976
Radisson Overland Park    Overland Park      Kansas            190      1974
Radisson Riverwalk        Jacksonville       Florida           322      1979
Radisson Plaza Hotel San
 Jose Airport             San Jose           California        185      1985
Radisson Suites Town &
 Country                  Houston            Texas             173      1986
Radisson Hotel            Beachwood          Ohio              196      1968
Radisson Hotel            Akron              Ohio              130      1989
Ramada Hotel              San Francisco      California        323      1962
Sheraton Four Points      Blacksburg         Virginia          148      1971
Sheraton Four Points      Saginaw            Michigan          156      1984
WestCoast Hotel & Marina
 (3)                      Long Beach         California        195      1978
WestCoast Valley River
 Inn                      Eugene             Oregon            257      1973
Condado Plaza Hotel &
 Casino                    San Juan          Puerto Rico       570
Fort Magruder Inn &
 Conference Center        Williamsburg       Virginia          303      1975
Pickwick Hotel            San Francisco      California        189      1928
Park Shore Honolulu       Honolulu           Hawaii            227      1968
Regency Hotel             San Juan           Puerto Rico       127      1963
Limited Service Hotels:
Hampton Inn (3)           Canton             Ohio              107      1985
Hampton Inn (3)           Rochester          New York          113      1986
Hampton Inn Cleveland
 Airport (3)              North Olmsted      Ohio              113      1986
Hampton Inn Jacksonville
 Airport (3)              Jacksonville       Florida           113      1985
Arcadian Hotels:
Arcadian--Brandschatch    Brandschatch Place United Kingdom     41      1980
Arcadian--Chilston Park   Chilston Park      United Kingdom     53      1985
Arcadian--Ettington Park  Ettington Park     United Kingdom     48      1984
Arcadian--Haycock         Haycock            United Kingdom     59      1632
Arcadian--L'Horizon       L'Horizon          United Kingdom    107      1954

                                                                         Year
                                                             Number of  Built/
Property Name             City                State            Rooms   Renovated
-------------             ----                -----          --------- ---------
Arcadian--Mollington
 Banastre                 Mollington Banastre United Kingdom      63     1953
Arcadian--Nutfield
 Priory                   Nutfield Priory     United Kingdom      60     1988
Arcadian--Priest House    Priest House        United Kingdom      45
Arcadian--Rookery Hall    Rookery Hall        United Kingdom      45     1960
Arcadian--Wood Hall       Wood Hall           United Kingdom      43     1988
Arcadian--Woodlands Park  Woodlands Park      United Kingdom      59     1988
Other:
Bay Meadows Racecourse
 (4)                      San Mateo           California                 1934
Golden Door Spa           Escondido           California                 1954
                                                              ------
                                                              43,893
                                                              ======

--------
Notes: (1) Converted to Wyndham in 1998.
    (2) Converted to Wyndham subsequent to December 31, 1998.
    (3) Assets under contract to be sold.
    (4) Assets sold subsequent to December 31, 1998.

Total Portfolio

         (Number of Hotels as of
           December 31, 1998)             Owned Leased Managed Franchised Total
         -----------------------          ----- ------ ------- ---------- -----
Total Wyndham Brand Hotels & Resorts.....   50    14      40       10      114
Grand Bay Hotels & Resorts...............    6     0       0        0        6
Summerfield Suites and Sierra Suites.....    5    25      17        1       48
ClubHouse Inns...........................    8     0       2        1       11
Malmaison Hotels.........................    4     0       0        0        4
Arcadian and Grand Heritage Hotels.......   11     0       7        0       18
                                           ---   ---     ---      ---      ---
  Proprietary Brand Hotels--Subtotal.....   84    39      66       12      201
  Non-Proprietary Brand Hotels...........   94    82      95        0      271
                                           ---   ---     ---      ---      ---
Total....................................  178   121     161       12      472
                                           ===   ===     ===      ===      ===

Operation of the Hotels

  As of March 22, 1999, Patriot and Wyndham, either directly or through the Operating Partnerships and other subsidiaries, own interests in 178 hotels with an aggregate of over 43,800 rooms (excluding hotels under development). In order for Patriot to qualify for favorable tax status as a real estate investment trust ("REIT") under the Code, Patriot leases each of its hotels, to Wyndham or a third party lessee. Currently, Patriot leases all of its hotels to Wyndham except for one hotel (the WestCoast Long Beach Hotel and Marina) which is currently leased to NorthCoast which is under contract to be sold and those hotels which are separately owned through special purpose entities. Currently, Wyndham leases 206 hotels from Patriot pursuant to participating lease agreements. Wyndham manages 184 of these hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with third-party operators to manage 22 of the hotels. In addition, the Companies lease 121 hotels from third parties, manage 161 hotels for independent owners and franchise 12 hotels. All of the leased hotels are managed with 39 franchised under proprietary brands of the Companies.

  Patriot leases each of the hotels, except those hotels which are separately owned through special purpose entities to Wyndham pursuant to separate participating leases. The Participating Leases with various expiration dates through 2008, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, irreparable damage or destruction of the hotel, condemnation of the hotel property, failure to meet performance goals, or disposition of the hotel). The variation of the lease terms is intended to provide Patriot protection from the risk inherent in simultaneous lease expirations.

  In general, each participating lease requires the lessee of each hotel to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on percentages of room revenue, food and beverage revenue and other revenue at each hotel leased by it, plus certain additional charges. In general, Patriot is responsible for paying (i) real estate and personal property taxes on the hotels (except to the extent that personal property associated with the hotels is owned by the Lessee), (ii) casualty insurance on the hotels, (iii) business interruption insurance on the hotels and (iv) ground rent with respect to certain of the hotels. Wyndham is required to pay for all liability insurance on the hotels it leases, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the hotels, with Patriot as an additional named insured.

Franchise and Brand Affiliations

  As of December 31, 1998, all but 5 of the Companies' hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for hotels which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Wyndham generally is the licensee under the franchise agreement related to such hotel. Wyndham is responsible for making all payments under the franchise agreements to the franchisors. Franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of the franchise agreements are varied, but generally may be terminated upon prior notice and/or upon payment of certain specified fees. However, Wyndham is not entitled to terminate the franchise license for a hotel without prior written consent of Patriot.

  The franchisors have agreed that upon the occurrence of certain events of default by a lessee under a franchise license, the franchisors will transfer the franchise license for the hotel to Patriot (or its designee) or make other arrangements to continue the hotel as part of the franchisor's system.

  Wyndham's rights related to branded hotels are generally contained in the management agreements related to such hotels. The lessees do not pay additional franchise royalties or fees other than those specified in the management agreements for use of the brands. Generally, the lessees' rights to use the brands terminate upon any termination of the applicable management agreement.

Management of the Hotels

  Wyndham has entered into management agreements with affiliated entities and other third parties to operate and manage each of the hotels leased from Patriot. As of December 31, 1998, all but 23 of Patriot's hotels were managed by operators affiliated with Wyndham. The management agreements provide for management fees based upon a percentage of total revenue at each of the hotels managed by them. The management fees generally range from 2% to 5% of total revenues. Generally, in the event of the termination of any of the Participating Leases with the hotel lessees, the related management agreement also terminates. Generally, the management agreements also provide for the subordination of certain management fee payments to Wyndham's obligations pursuant to the Participating Leases.

Maintenance and Improvements

  The Participating Leases obligate Patriot to establish annually a reserve for capital improvements at the hotels leased to the Lessees (including the periodic replacement and refurbishment of furniture, fixtures and equipment ("FF&E"). Patriot and Wyndham agree on the use of funds in these reserves, and Patriot has the right to approve Wyndham's annual and long-term capital expenditure budgets. The aggregate minimum amount of such reserves average 4.0% of total revenue for the hotels. Patriot, at its election, may choose to expend more than 4.0% on any hotel. Any unexpended amounts will remain the property of Patriot upon termination of the Participating Leases. Otherwise, Wyndham is required, at their own expense, to make repairs (other than capital repairs) which may be necessary and appropriate to keep their leased hotels in good order and repair.

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

  Patriot and Wyndham may compete for acquisition and development opportunities with entities that have greater financial resources than the Companies or which may accept more risk than the Companies. Competition may generally reduce the number of suitable investment opportunities and increase the bargaining power of property owners seeking to sell. Further, the Companies' management believes that it will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of Patriot or Wyndham.

 Seasonality

  The hotel industry is seasonal in nature. Revenue at certain of the Companies' hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in Patriot's lease revenues and in Wyndham's hotel-related revenues.

 Employees

  As of March 22, 1999, Patriot employs 14 persons, including Messrs. Carreker, Evans and Jones, the executive officers of Patriot, and retains appropriate support personnel to manage its operations in lieu of retaining an advisor. Wyndham employs approximately 54,000 persons, including Messrs. Carreker, Alibhai, Koonce, Bentley and Jones, the executive officers of Wyndham, and retains appropriate support personnel to manage its operations, including operation of the 206 hotels leased from Patriot.

 Environmental Matters

  Neither Patriot, Wyndham, the Patriot Partnership nor the Wyndham Partnership has been identified by the United States Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor have they been the subject of any involuntary governmental proceedings with respect to, any hazardous waste contamination. Two of the hotels owned by subsidiaries of the Patriot Partnership are participating in the Texas voluntary clean-up program, the costs of which are to be absorbed by others pursuant to certain indemnification agreements obtained at the time of purchase. If Patriot, Wyndham or any of their respective subsidiaries were to be identified as a responsible party, they would in most circumstances be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent, by private persons.

  Phase I environmental site assessments have been performed on substantially all Patriot hotels owned by the Companies. To date, these assessments have not revealed any environmental liability or compliance concerns that management believes would have a material adverse effect on the Companies' business, assets, results of operations or liquidity. Based on the results of these assessments, the Companies and their outside consultants believe that the Companies' overall potential for environmental impairment is low.

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

  Based upon the above-described environmental reports and testing, future remediation costs are not expected to have a material adverse effect on the results of operations, financial position or cash flows of Patriot or Wyndham and compliance with environmental laws has not had and is not expected to have a material adverse effect on the capital expenditures, earnings or competitive position of the Companies.

 Tax Status

  Cal Jockey has elected to be taxed as a REIT under Sections 856 through 860 of the Code since 1983. Patriot, as the successor to Cal Jockey in the Cal Jockey Merger, has continued to be taxed as a REIT. As a REIT, Patriot generally has not been subject to federal income tax on its taxable net income that is distributed currently to its shareholders. On March 1, 1999, Patriot announced that it had signed an agreement with an investor group, including affiliates of Apollo Real Estate Management III, L.P., Apollo Management IV, L.P., Thomas H. Lee Equity Fund IV, Beacon Capital Partners, L.P. and Rosen Consulting Group, providing for an equity investment of up to $1 billion in the Companies. In connection with this investment and the related restructuring transactions Patriot would become a subsidiary of Wyndham and convert from a REIT to a C corporation. The termination of REIT status would have a retroactive date of January 1, 1999. The consummation of this investment is subject to numerous conditions, including approval by Patriot shareholders.

  If the equity investment is consummated in 1999 as planned, or if Patriot otherwise terminates its REIT status beginning in 1999, Patriot will be subject to tax as a C corporation in 1999 and subsequent years. Therefore, Patriot will be subject to federal income tax at regular corporate tax rates, although the Companies will be eligible to file a consolidated federal income tax return following the consummation of the proposed equity investment. Distributions to shareholders will no longer be deductible or required, and the amount of distributions is likely to be reduced. The termination of Patriot's REIT status will also cause Patriot to permanently lose its special status as a grandfathered paired share REIT under the rules described below.

  If Patriot failed to qualify as a REIT for any year prior to 1999. Patriot would also be taxed as a C corporation beginning in such year. Patriot would therefore be subject to federal income tax and the loss of its status as a grandfathered paired share REIT.

 Legislation Affecting the Paired Share Structure

  Patriot's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code.
Section 269B(a)(3) would ordinarily prevent a corporation from qualifying as a REIT if its stock is paired with the stock of a corporation, such as Wyndham, whose activities are inconsistent with REIT status. The "grandfathering" rules governing Section 296B generally provide, however, that Section 296B(a)(3) does not apply to a paired REIT if the REIT and the paired operating company were paired on June 30, 1983. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule in the context of a merger or otherwise. Moreover, although Patriot's and Wyndham's respective predecessors, Cal Jockey and Bay Meadows, were paired on June 30, 1983, if for any reason Cal Jockey failed to qualify as a REIT in 1983 the benefit of the grandfathering rule would not be available to Patriot and Patriot would not qualify as a REIT for any taxable year.

  Patriot's ability to utilize the paired structure was limited as a result of the Internal Revenue Service Restructuring and Reforming Act of 1998 (the "IRS Reform Act of 1998"), which was signed into law by the President on July 22, 1998. Included in the IRS Reform Act of 1998 is a freeze on the grandfathered status of paired share REITs such as Patriot. Under this legislation, the anti-pairing rules generally apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham, or a subsidiary or partnership which a 10% or greater interest is owned by Patriot or Wyndham (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the grandfathered status of any property under the foregoing rules would be lost if the rent on a lease entered into or renewed after

March 26, 1998, with respect to such property exceeds an arm's-length rate. The IRS Reform Act of 1998 also provides that a property held by Patriot or Wyndham that is not subject to anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter. The IRS Reform Act of 1998 also provides an exception that permits Patriot to acquire new assets through taxable subsidiaries of Patriot, although in order to comply with the general REIT rules, Wyndham or persons unrelated to Patriot must own the voting securities of any such taxable subsidiaries. To the extent of Wyndham's proportionate interest in such subsidiaries the Act requires Patriot to treat gross revenues from the assets as nonqualifying REIT income for purposes of the REIT income tests (which generally limit the total amount of such revenues to 5% of Patriot's gross income determined for tax purposes). In addition, Patriot must account for its stock in such subsidiaries and any unsecured loans it makes to them as nonqualifying assets under the REIT asset tests (which generally limit the total value of Patriot's non-real estate assets of 25% of its total assets).

 Issues Regarding REIT Status

  As noted above, if Patriot ceases or fails to qualify as a REIT in any year, Patriot will be subject to federal income tax on its taxable income for the entire year of disqualification, and for future taxable years, at regular corporate rates. If the proposed equity investment is not consummated and if Patriot decides to retain its status as a REIT, Patriot will not qualify as a REIT for 1999 or subsequent years unless it operates in accordance with the various REIT qualification requirements imposed by the Internal Revenue Code. These requirements impose numerous restrictions on the Companies' activities and could preclude the Companies from engaging in activities that might otherwise be beneficial. Moreover, compliance with those requirements is more difficult in the case of a paired REIT such as Patriot, is further complicated by the additional requirements of the IRS Reform Act of 1998, and could be impacted by future legislation.

  Goodwin, Procter & Hoar LLP, special tax counsel to Patriot, has previously rendered an opinion to Patriot dated April 30, 1998 to the effect that commencing with the taxable year ending December, 13, 1983 to the date of such opinion, Patriot had been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that as of the date of such opinion Patriot's proposed method of operation would enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Patriot has not received any similar REIT qualification opinion subsequent to April 30, 1998. Stockholders should be aware, however, that opinions of counsel are not binding upon the IRS or any court. Goodwin, Procter & Hoar LLP's opinion was based on certain assumptions and representations or about the date of such opinion as to factual matters, including representations regarding the nature of Patriot's properties and the future conduct of Patriot's business. Any inaccuracy in such assumptions and representations (including as a result of Patriot's activities subsequent to the date of the opinion) could adversely affect the opinion.

Pending Adoption of Authoritative Statements

 Derivative Instruments and Hedging Activities

  In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Companies expect to adopt Statement 133 effective January 1, 2000. Statement 133 will require the Companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Companies.

ITEM 3. LEGAL PROCEEDINGS

  Except as indicated below, the Patriot, Wyndham and their respective subsidiaries are currently not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

  On January 12, 1999, a purported class action lawsuit was filed on behalf of the shareholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, names as defendants the directors of Patriot, as well as the Investors. The lawsuit alleges that the Directors breached their fiduciary duties to Patriot's shareholders with respect to the Companies financial condition. The lawsuit also alleges that the Directors breached their fiduciary duties to Patriots shareholders "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleges that the Investors aided and abetted the Directors in their purported breaches of fiduciary duty. The plaintiffs seek monetary damages from the Directors as well as an injunction preventing the consummation of the deal with the Investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (1) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (2) Crandon Capital Partners, No. 16906NC; and Robert A. Staub, No. 16907NC. The plaintiffs have proposed an order of consolidation for these four purported class action suits, and the parties are currently negotiating the terms of that order.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against the Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that the Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9.0 million in damages. Counsel is currently conducting a factual investigation of the claims made in the complaint. Also, counsel is investigating the possibility of settlement with the plaintiff, but if the matter is not settled, it will have to be litigated. The Patriot's initial answer or pleading in response to the complaint is due on or before March 26, 1999.

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

  Patriot held its annual meeting of stockholders on May 28, 1998, to elect three directors to serve until 2001. Patriot's stockholders elected the following individuals to serve as directors for additional terms:

        Name                                                 Votes FOR  Withhold
        ----                                                 ---------- --------
     Paul A. Nussbaum....................................... 77,651,439 247,906
     Harlan R. Crow......................................... 77,704,598 194,747
     John C. Deterding...................................... 77,704,419 194,926

  Wyndham held its annual meeting of stockholders on May 28, 1998, to elect three directors to serve until 2001. Wyndham's stockholders elected the following individuals to serve as directors for additional terms:

        Name                                                 Votes FOR  Withhold
        ----                                                 ---------- --------
     James D. Carreker...................................... 74,048,041 228,808
     Russ Lyon, Jr. ........................................ 74,094,633 182,216
     Sherwood M. Weiser..................................... 74,091,374 185,475

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  On July 1, 1997, Old Patriot merged with and into Cal Jockey and Cal Jockey changed its name to Patriot American Hospitality, Inc. The Cal Jockey merger was accounted for as a reverse acquisition and, consequently, the historical financial information of Old Patriot became the historical financial information of Patriot. The following table sets forth the quarterly high and low sale prices per share as reported on the New York Stock Exchange ("NYSE") of Old Patriot Common Stock (symbol "PAH") through July 1, 1997, and the distributions paid by Old Patriot with respect to each such period. From and after July 2, 1997, the following table sets forth the quarterly high and low sale prices per share of the Paired shares as reported on the NYSE (symbol "PAH"). The sale prices and distributions in the table through July 1, 1997 have been adjusted to reflect (i) Old Patriot's 2-for-1 stock split in March 1997, (ii) the conversion of each share of Old Patriot Common Stock into
0.51895 Paired shares issued in the Cal Jockey Merger, (iii) the Companies' 1.927-for-1 stock split in July 1997 and (iv) the stock dividend of $0.44 declared on December 22, 1998 and distributed to shareholders of record on December 30, 1998.

                                                                    Per Share
                                                  High (1) Low (1) Dividend (1)
                                                  -------- ------- ------------
1997:
  First Quarter..................................  $26.38  $20.75    $0.2446
  Second Quarter.................................  $23.75  $18.50    $0.3005(2)
  Third Quarter..................................  $32.13  $22.00    $0.2446
  Fourth Quarter.................................  $34.50  $26.88    $0.2981(3)
1998:
  First Quarter..................................  $29.50  $24.00    $0.2981
  Second Quarter.................................  $28.25  $19.75    $0.2981
  Third Quarter..................................  $24.50  $11.50    $   -- (4)
  Fourth Quarter.................................  $13.25  $5.313    $0.4400(5)

--------
(1) Represents shares of Old Patriot common stock for periods through July 1, 1997, and Paired shares for periods after July 1, 1997, except that dividends have been paid only on shares of Patriot common stock for periods after July 1, 1997. No dividends have been paid on shares of Wyndham common stock.
(2) Dividends paid for the second quarter of 1997 include a special dividend of $0.0559 share paid by Old Patriot on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey Merger, Old Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" of Old Patriot for Old Patriot's short taxable year ending with the consummation of the Cal Jockey Merger.
(3) On December 23, 1997, Patriot declared a dividend of $0.2981 common share to holders of record as of January 8, 1998. A portion of this dividend will be used to reduce 1997 REIT taxable income of Patriot.
(4) On October 5, 1998, Patriot made a significant capital contribution to Wyndham to facilitate an acquisition by Wyndham. This contribution resulted in a "deemed distribution" for tax purposes to Patriot's shareholders of common stock of $0.7081 share. No cash was actually distributed to the shareholders. However, for tax purposes the shareholders will treat the distribution as though cash was received and then contributed to Wyndham. On November 20, the Company announced that it would not declare a dividend with respect to the third quarter of 1998.
(5) On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter of 1998. The dividend is payable on January 25, 1999 to shareholders of record on December 30, 1998.

Holders

  As of March 22, 1999, there were approximately 3,808 record holders of the Companies' paired shares, including shares held in "street name" by nominees who are record holders, and over 26,000 shareholders.

Dividends

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

  If Patriot's status as a REIT is terminated for any reason, including the result of the proposed equity investment of up to $1 billion in the Companies, the Companies will no longer be required to pay dividends to shareholders and the amount of such dividends paid is likely to be reduced or eliminated.

Recent Sales of Unregistered Securities

  None

ITEM 6. SELECTED FINANCIAL INFORMATION

  The following tables set forth selected separate and combined historical financial information for Patriot and Wyndham. The following financial information should be read in conjunction with, and is qualified in its entirety by, the historical financial statements and notes thereto of Patriot and Wyndham included elsewhere in this Annual Report on Form 10-K.

                              PATRIOT AND WYNDHAM

             SELECTED CONDENSED COMBINED HISTORICAL FINANCIAL DATA

                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                 (in thousands, except per share data)
Operating Data:
Total revenue...........  $2,056,341  $   335,035  $  76,493       $  11,095
(Loss) income before
 income tax provision,
 minority interest and
 extraordinary item.....    (112,508)       4,142     44,813           7,064
(Loss) income before
 extraordinary item.....    (126,406)         362     37,991           6,096
Net (loss) income.......  $ (158,223) $    (2,172) $  37,991       $   5,359
Per Share Data (1):
Basic earnings per
 share:
  Income before
   extraordinary item...  $    (1.13) $      0.01  $    0.84       $    0.16
  Extraordinary item,
   net of minority
   interest.............       (0.23)       (0.04)       --            (0.02)
                          ----------  -----------  ---------       ---------
  Net (loss) income per
   paired share.........  $    (1.36) $     (0.03) $    0.84       $    0.14
                          ==========  ===========  =========       =========
Diluted (loss) earnings
 per share (2)..........  $    (2.57) $     (0.03) $    0.83       $    0.14
                          ==========  ===========  =========       =========
Dividends per paired
 share (3)..............  $   2.0425  $    1.0878  $  0.9154       $  0.2236
                          ==========  ===========  =========       =========
Cash Flow Data:
Cash provided by
 operating activities...  $  244,493  $   108,110  $  61,196       $   7,618
Cash used in investing
 activities.............   2,076,359   (1,202,124)  (419,685)       (306,948)
Cash provided by
 financing activities...   1,943,384    1,134,846    360,324         304,099
                                           As of December 31,
                          -------------------------------------------------------
                             1998        1997        1996            1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Balance Sheet Data:
Investment in real
 estate and related
 improvements and land
 held for development,
 at cost, net...........  $5,585,616  $ 2,044,649  $ 641,825       $ 265,759
Total assets............   7,415,670    2,507,853    760,931         324,224
Total debt..............   3,857,521    1,112,709    214,339           9,500
Minority interest in
 Operating
 Partnerships...........     253,970      220,177     68,562          41,522
Minority interest in
 consolidated
 subsidiaries...........     229,537       49,694     11,711             --
Stockholders' equity....   2,603,037      989,892    437,039         261,778
                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Other Data:
Funds from operations
 (4)....................  $  263,595  $   111,542  $  64,463       $   9,798
Cash available for
 distribution (5).......     218,215       94,396     55,132           8,603
Weighted average number
 of common shares and OP
 units outstanding (6)..     163,532       76,040     52,259          44,060

                                    PATRIOT

           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                  Period
                                                              October 2, 1995
                                 Year Ended December 31,       (Inception of
                                --------------------------- Operations) through
                                  1998      1997     1996    December 31, 1995
                                --------  --------  ------- -------------------
Operating Data:
Total revenue.................. $595,410  $185,554  $76,493       $11,095
(Loss) income before income
 tax, minority interests and
 extraordinary item............   (3,404)    3,769   44,813         7,064
(Loss) income before
 extraordinary item............  (14,328)      382   37,991         6,096
Net (loss) income.............. $(44,888) $ (2,152) $37,991       $ 5,359
Per Share Data (1):
Basic earnings per share:
  Income (loss) before
   extraordinary item.......... $  (0.30) $   0.01  $  0.84       $  0.16
  Extraordinary item, net of
   minority interests..........    (0.22)    (0.04)     --          (0.02)
                                --------  --------  -------       -------
  Net income (loss) per common
   share....................... $  (0.52) $  (0.03) $  0.84       $  0.14
                                ========  ========  =======       =======
Diluted (loss) earnings per
 share (2)..................... $  (1.73) $  (0.03) $  0.83       $  0.14
                                ========  ========  =======       =======
Dividends per common share
 (3)........................... $ 2.0425  $ 1.0878  $0.9154       $0.2236
                                ========  ========  =======       =======

                             WYNHDAM INTERNATIONAL

           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                         Year      Six Months
                                                        Ended        Ended
                                                     December 31, December 31,
                                                         1998         1997
                                                     ------------ ------------
Operating Data:
Total Revenue.......................................  $2,002,227    $204,134
(Loss) income before income tax provision, minority
 interests and extraordinary item...................     (77,826)        373
(Loss) before extraordinary item....................    (111,162)        (20)
Net loss............................................  $ (112,419)   $    (20)
Per Share Data (1):
Basic loss per share:
(Loss) before extraordinary item....................  $    (0.83)   $    --
Extraordinary item, net of minority interest........       (0.01)        --
                                                      ----------    --------
Loss income per paired share........................  $    (0.84)   $    --
                                                      ==========    ========
Diluted loss per share (2)..........................  $    (0.84)   $    --
                                                      ==========    ========
Dividend per common share...........................  $      --     $    --
                                                      ==========    ========

                   See accompanying notes on following page.

Notes to Patriot and Wyndham Selected Financial Information

  (1) On January 30, 1997, the Old Patriot Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend on March 18, 1997 to stockholders of record on March 7, 1997. On July 1, 1997, by operation of the Cal Jockey merger, each issued and outstanding share of Old Patriot Common Stock was converted into 0.51895 paired shares. In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Wyndham declared a 1.927-for-1 stock split on their shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997. All references herein to the number of shares, per share amounts and market prices of the paired shares and options to purchase paired shares have been restated to reflect the impact of the Cal Jockey Merger and the above-described stock splits, as applicable.

  In addition, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. The earnings per share amounts presented herein have been restated to reflect the impact of Statement 128.

  On December 21, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter ended December 31, 1998 (the "Dividend"). The Dividend was payable on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the Dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share of Patriot.

  Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

  (2) For 1998 the dilutive effect of unvested stock grants of 880,000 the option to purchase common stock of 753,000 and shares issued in connection with forward equity contracts of 2,507,000 and 6,613,000 preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. For 1997, the dilutive effect of unvested stock grants of 804 and the option to purchase common stock of 1,017,000 were excluded in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

  (3) Dividends paid for the year ended December 31, 1997 include a special dividend of $0.06 per share paid by Old Patriot on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey merger, Old Patriot was required to distribute to its shareholders any undistributed "real estate investment trust taxable income" of Old Patriot for Old Patriot's short taxable year ending with the consummation of the Cal Jockey merger. No dividends have been paid by Wyndham for the six months ended December 31, 1997.

  (4) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect FFO on the same basis. Patriot and Wyndham have also made certain adjustments to FFO for real estate related amortization expense and the write off of certain costs of acquiring leaseholds. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Under the Participating Leases, Patriot is obligated to establish a reserve for capital improvements at its hotels (including the replacement or refurbishment of FF&E) and to pay real estate and personal property taxes and casualty insurance. Management believes that FFO is helpful to investors as a measure of performance of an equity REIT, because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of Patriot and Wyndham to incur and service debt and to make capital expenditures. See detailed FFO calculation on page 55.

  (5) Cash available for distributions represents FFO, as adjusted for certain non-cash items (e.g., non-real estate related depreciation and amortization), less reserves for capital expenditures.

  (6) The number of limited partnership units of the Operating Partnerships ("OP units") used in the calculation is based on the equivalent number of paired shares issuable upon redemption (after giving effect to the change in the OP unit conversion factor which coincides with the 2-for-1 stock split, the conversion of shares in the Cal Jockey merger and the 1.927-for-1 stock split).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements with respect to future events, including, without limitation, statements regarding availability of equity or debt financing, the Companies' ability to successfully refinance or extend the maturity of existing indebtedness, and the Companies' ability to successfully negotiate a settlement to the forward equity contracts in this form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Companies, the willingness of the Companies' existing lenders to refinance, extend or amend the terms of existing indebtedness, the willingness of the counterparties to the Companies' forward equity contracts to enter into settlements regarding those agreements; the Companies' ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

BACKGROUND

Organization

  Patriot American Hospitality, Inc. ("Old Patriot") was formed April 17, 1995 as a self-administered real estate investment trust ("REIT"). The Virginia corporation was formed for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations.

  On July 1, 1997, Patriot merged with and into California Jockey Club, with Cal Jockey being the surviving legal entity, hereinafter referred to as the "Cal Jockey merger". Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company". Subsequent to year end, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below, Patriot Operating Company changed its name to Wyndham International, Inc. and is referred to herein, collectively with its subsidiaries, as "Wyndham". The term "Companies" as used herein includes Patriot, Wyndham and their respective subsidiaries.

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

  In connection with the Cal Jockey merger, Bay Meadows formed an operating partnership, Patriot American Hospitality Operating Company Partnership, L.P., which subsequently changed its name to Wyndham Operating

Partnership (the "Wyndham Partnership") into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP units") of the Wyndham Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership") in exchange for OP units of the Patriot Partnership (collectively, the Wyndham Partnership and the Patriot Partnership are referred to herein as the "Operating Partnerships"). Subsequent to completion of the Cal Jockey merger and the transactions contemplated by the Cal Jockey Merger Agreement, substantially all of the operations of Patriot and Wyndham have been conducted through the Operating Partnerships and their subsidiaries.

  In connection with the Cal Jockey merger, Patriot and Wyndham increased the total number of shares authorized. The amounts of authorized shares of Patriot and Wyndham are as follows: (i) 100 million shares of preferred stock, (ii) 650 million shares of common stock, and (iii) 750 million shares of excess stock (as defined in the amended and restated charters of Patriot and Wyndham).

  Generally, Patriot owns and leases hotels to Wyndham, which is responsible for managing a majority of the hotels. In order for Patriot to qualify as a REIT under the Internal Revenue Code of 1986, Patriot leases a substantial majority of its hotels to Wyndham or to other third party leasees who are responsible for operating the hotels. The paired share structure facilitated the Companies' strategy to become a fully-integrated, multi-brand, multi-product, multi-tiered hotel operating company. Following the merger with and into California Jockey Club and the creation of Patriot paired shares, the Companies acquired major hotel operating companies and brands. Patriot's ability to utilize the paired share structure was limited as a result of tax legislation adopted in July 1998.

The Companies

  As of December 31, 1998, Patriot and Wyndham, either directly or through the Operating Partnerships and other subsidiaries, own interests in 178 hotels with an aggregate of over 43,800 rooms (excluding hotels under development).

  The Companies' portfolio consists of proprietary brand hotels including; WyndhamSM, Wyndham Hotels & Resorts, Wyndham Garden Hotels(R), Wyndham Grand Heritage(R), Grand Bay Hotels & Resorts, Summerfield Suites, Sierra Suites, Malmaison and Clubhouse. These hotels are diversified by brand affiliation, service level, price point and location and most serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, San Diego, San Francisco and Seattle as well as the United Kingdom. Additionally, the Companies offer luxury and upscale resort accommodations through its luxury Grand Bay brand and its upscale Wyndham Resort product, situated in major tourist and destination locations. As of December 31, 1999, the Companies proprietary brand portfolio of owned hotels include 50 Wyndhams (including Wyndham Resorts, Wyndham Grand Heritage and Wyndham Gardens Hotels), 6 Grand Bay, 5 Summerfield Suites, 4 Malmaison Hotels and 8 ClubHouse Inns.

  Additionally, the Companies have 94 non-proprietary branded hotels which consists of 87 full service hotels, and 3 resort hotels, 4 limited service hotels. All but 5 of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Marriott(R), Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), WestCoast(R), Hampton Inn(R), and Courtyard by Marriott(R).

  The Companies also leases 121 hotels from third parties, manages 161 hotels for independent owners and franchises 12 hotels. Additionally, the Companies have 10 hotels under development which are expected to open in mid to late 1999. All of the leased hotels are managed by Wyndham or its subsidiaries with 39 franchised under proprietary brands of the Companies.

  Patriot leases each of its hotels, except those hotels which are separately owned through special purpose entities, to Wyndham or to third party lessees who are responsible for operating the hotels. As of December 31, 1998, 203 owned and leased hotels were leased to Wyndham and its affiliates and 5 hotels were leased to third party lessees. Certain hotel acquisitions were structured without lessees and are managed directly by Wyndham or other third party operators. Wyndham manages 185 of its hotels through certain of its hotel management subsidiaries and has entered into separate management agreements with third party hotel operators to manage 18 of its hotels.

Investments in Properties

  During 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234.1 million in the acquisition of four hotels with over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on the Companies' revolving credit facility, the issuance of 53,989 OP units valued at approximately $1.5 million, the issuance of 390,335 paired shares valued at approximately $10.0 million, the assumption of approximately $80.1 million in mortgage debt. Additionally, Patriot acquired an office building for approximately $33.9 million which is being converted into a hotel.

Businesses Acquired

  During 1998, Patriot and Wyndham, either directly or through the operating partnerships and their subsidiaries, invested over $4.5 billion in the acquisition of hotels, management and other related businesses. These acquisitions were financed primarily with funds drawn on the Companies' Credit Facility as well as issuance of paired shares and OP units.

 Wyndham Hotel Corporation

  On January 5, 1998, Wyndham Hotel Corporation merged with and into Patriot, with Patriot being the surviving corporation ("Wyndham merger").

  Patriot, as a result of the Wyndham merger, acquired ownership of ten Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Wyndham's remaining 52 management and franchise contracts (excluding 16 Patriot hotels that Wyndham managed prior to the merger), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to certain non-controlled subsidiaries. The total purchase consideration for the Wyndham merger was approximately $982.0 million. The consideration consisted of: 21,594,137 paired shares; 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into paired shares); cash of approximately $339.0 million to repay debt and pay Old Wyndham shareholders who elected to receive cash (which was financed with funds drawn on Patriot's revolving credit facility); and the assumption of approximately $59.1 million in debt.

  In 1998, the Companies issued an aggregate 261,224 paired shares valued at approximately $5.8 million in settlement of certain purchase price adjustment arrangements related to Wyndham's acquisition of ClubHouse Hotels, Inc. prior to the merger with Patriot.

 WHG Casinos & Resorts, Inc. and related transactions

  On January 16, 1998, a subsidiary of Wyndham merged with and into WHG Casinos & Resorts Inc., with WHG being the surviving corporation, ("WHG merger"). As a result of the WHG merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club, all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 paired shares were issued in connection with the WHG merger and approximately $21.3 million of debt was assumed, resulting in total purchase consideration of approximately $159.4 million.

  Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams

Hospitality Group, Inc. for approximately $31.0 million in cash and issuance of 1,818,182 paired shares valued at approximately $49.2 million and the assumption of $169.6 million of debt.

  On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in entities that own the El Conquistador and the El San Juan Hotel & Casino for a total purchase price of approximately $3.9 million. Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes. During 1998, the El San Juan and El Conquistador were converted to Wyndham Resorts.

 Arcadian International Limited

  In April 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited for 60 pence per share. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately (Pounds)185.9 million (approximately $308.7 million U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. The Arcadian Acquisition was financed through a short-term financing agreement with PaineWebber Real Estate Services, Inc. for $160.0 million, at a rate equal to the borrowing rate on Patriot's revolving credit facility. In addition, Patriot assumed approximately $112.6 million of debt in connection with the Arcadian Acquisition.

 Interstate Hotels Company

  On June 2, 1998, pursuant to an Agreement and Plan of Merger dated as of December 2, 1997, as thereafter amended, between Patriot, Wyndham and Interstate Hotels Company, Interstate merged with and into Patriot with Patriot being the surviving company ("Interstate merger"). Pursuant to the Interstate merger agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances, or
(ii) a number of paired shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 paired shares for each share of Interstate common stock not exchanged for cash.

  As a result of the Interstate merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia. During 1998, the Companies converted two hotels acquired in the Interstate merger to Wyndham Hotels.

  The total purchase consideration for the Interstate merger of approximately $2.1 billion consisted of 28,825,875 paired shares, cash of approximately $525.4 million to pay Interstate shareholders who elected to receive cash, approximately $787.1 million in debt assumed or refinanced by Patriot and approximately $73.4 million to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash distribution of $0.3997 on each share of Interstate common stock that was converted into paired shares, aggregating approximately $9.1 million.

 SF Hotel Company, L.P.

  On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. for approximately $298.9 million ("Summerfield acquisition"). The total purchase consideration for the Summerfield acquisition consisted of approximately 3,223,795 OP units, 1,397,281 paired shares, cash of approximately $165.5 million and assumption of debt in the amount of approximately $17.1 million. In addition, the purchase price is subject to future adjustment based on (i) the market price of the paired shares through the end of 1998 (the "1998 Summerfield adjustment") and (ii) achievement of certain performance criteria through 2000 for 24 managed hotels which were not open for business (or had recently opened) as of the date of acquisitiion, and (iii) fulfillment of the Companies' obligation to develop seven hotels. As a result of the Summerfield acquisition, Patriot acquired four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites(R) and Sierra Suites(R) hotels. Patriot has leased or sub-leased 21 of these hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels.

  Effective January 15, 1999, an additional 1,311,709 OP units valued at approximately $9.0 million were issued in connection with the Summerfield acquisition as additional consideration pursuant to the purchase agreement in satisfaction of the 1998 Summerfield adjustment.

 CHC International Merger

  On June 30, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 between Patriot, Wyndham and CHCI ("CHCI merger"), the hospitality-related business of CHCI merged with and into Wyndham with Wyndham being the surviving company. CHCI's gaming operations were transferred to a new legal entity prior to the CHCI merger and such operations were not a part of the transaction. As a result of the CHCI merger, Wyndham, through its subsidiaries, acquired the remaining 50% investment interest in GAH-II, L.P., the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 8 third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other hospitality management assets. The aggregate purchase price of the 17 leasehold interests was approximately $52.7 million, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Wyndham for the year ended December 31, 1998.

  By operation of the CHCI merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham. In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16.6 million. During 1998, the Companies converted 4 hotels acquired in the CHCI merger to proprietary brand names.

  In addition, on September 30, 2000 and September 30, 2002, Wyndham may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specific assets.

 Other

  In July 1998, Wyndham acquired an approximate 49% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouse, Inc., for $1.5 million in cash and 156,272 of Preferred OP units of the Wyndham Partnership which were valued at approximately $3.5 million.

  During 1998, Patriot also re-acquired the leasehold interests for nine of its hotels from the lessees and purchased certain license agreements for an aggregate purchase price of approximately $11.7 million, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot. The Companies issued 118,812 paired shares valued at $3.0 million and paid cash of $8.7 million. Patriot has leased the hotels to Wyndham.

Asset Dispositions

  During 1998, Patriot sold its interest in four hotel assets: Courtyard by Marriott Hotel in Orange, Connecticut, Courtyard by Marriott Hotel in St. Louis, Missouri, Residence Inn in Pittsburgh, Pennsylvania and the Courtyard by Marriott in Westborough, Massachusetts, collectively hereinafter referred to as the Fine Transaction, for a net purchase price of approximately $32.5 million. Patriot recognized no gain on sale or loss on sale of asset as a result of the transaction. The assets were sold to an affiliate of an independent member of the Board of Directors of Wyndham.

  Additionally in December 1998, Patriot sold its interest in three hotel assets previously leased to NorthCoast Hotels LLC (an third party lessee of Patriot); the WestCoast Roosevelt Hotel, and the WestCoast Gateway Hotel located in Seattle, Washington and the WestCoast Wenatchee Hotel located in Wenatchee, Washington to an affiliate of NorthCoast. Patriot received net cash proceeds of approximately $23.7 million plus a mortgage note receivable in the amount of $2.0 million. Patriot has also contracted with an affiliate of NorthCoast to sell a fourth hotel; the WestCoast Long Beach Hotel and Marina located in Long Beach, California for a total purchase price of approximately $7.0 million. Patriot recognized a loss on sale of approximately $9.5 million as a result of the sale of these assets. Upon completion of the sale, the Companies will no longer have leases on owned hotels with third-party Lessees.

Stock Split and Stock Dividend

  On January 30, 1997, the Board of Directors of Old Patriot declared a 2-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

  On July 10, 1997, the respective Boards of Directors of Patriot and Wyndham declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

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

  On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter ended December 31, 1998 (the "Dividend"). The Dividend was payable on January 25, 1999 to shareholders of record on December 30, 1998. Each stockholder received the option to receive the Dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share of Patriot.

  Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

PATRIOT AMERICAN HOSPITALITY, INC.


Results of Operations: Year Ended December 31, 1998
 Compared with Year Ended December 31, 1997

  Patriot does not report segment disclosure under SFAS No. 131 since Patriot's business is derived from leasing its hotels to its lessees and receives only lease income. Patriot's management does not make distinctions in income when reviewing Patriot's operating results.

  Patriot's Participating Lease revenue from the Lessees (including Wyndham) for the year ended December 31, 1997 increased 220% from $180,451,000 in 1997 to $578,029,000 in 1998. This increase is primarily due to the acquisition of 208 owned and leased hotel properties during 1998. Patriot owns and leases 208 hotel properties as of December 31, 1998 excluding 91 hotels that are separately owned through special purpose entities. Interest and other income increased from $5,103,000 in 1997 to $17,381,000 in 1998 which is primarily attributable to the acquisition of hotel management and related businesses and interest and dividend income earned on cash investments. Additionally for the year ended December 31, 1998 and 1997, Patriot reported $5,594,000 and $2,792,000, respectively of income related to the lease of the Racecourse facility and land to Wyndham which has been reflected in participating lease revenue.

  For the year ended December 31, 1998 as compared to the same period for 1997, Patriot experienced similar increases in expenses as a result of the acquisition of hotels discussed above.

  General and administrative expenses were $29,784,000 for the year ended December 31, 1998, compared to $11,157,000 for 1997. General and administrative expenses include the amortization of unearned stock compensation of $7,622,000 for 1998 and $4,686,000 for 1997. Additionally, Patriot incurred expenses of $2,455,000 in 1998 and $1,068,000 in 1997 associated with evaluating properties and companies to be acquired which were ultimately not purchased.

  Ground lease expense increased from $4,117,000 to $44,972,000 for the year ended December 31, 1997 compared to the same period in 1998. The increase in ground rent is attributed to the acquisition of third party lease agreements.

  Real estate and personal property taxes and casualty insurance were $55,352,000 for the year ended December 31, 1998, compared to $17,958,000 for the year ended December 31, 1997.

  Interest expense for the year ended December 31, 1998 was $245,205,000 compared to $51,000,000 in 1997. Patriot's outstanding debt obligations as of December 31, 1998 and 1997 were approximately $3,612,076,000 and $1,112,709,000, respectively. The primary components of interest expense for the year ended December 31, 1998 are $162,667,000 of interest related to the Revolving Credit Facility and Term Loans, $46,136,000 of interest on mortgage notes, $24,900,000 of amortization of deferred financing costs and $23,614,000 of other interest related to other miscellaneous notes and commitments payable. The primary components of interest expense for the year ended December 31, 1997 are $36,312,000 of interest related to the Revolving Credit Facility and Term Loan, $12,585,000 of interest on mortgage notes and the other line of credit, $2,581,000 of amortization of deferred financing costs and $2,084,000 of other interest related to other miscellaneous notes and commitments payable. Additionally, Patriot capitalized interest totaling $12,112,000 and $2,562,000 for the year ended December 31, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

  In connection with Patriot's acquisition of 9 leasehold interests and certain license agreements in 1998 for hotels that Patriot owns, Patriot recognized expense of $11,686,000 related to the cost of acquiring these leasehold interests. In connection with Patriot's acquisition of eight leasehold interests in 1997 for hotels that Patriot owns and leased to CHC Lease Partners, Patriot recognized expense of $54,499,000 related to the cost of acquiring these leasehold interests.

  In connection with three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates. Under the rate lock agreements, Patriot received or made payments based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000,000. Patriot settled the entire $525,000,000 in treasury interest rate locks resulting in a $49,334,000 one-time charge to earnings in 1998.

  In connection with the sale of three assets in 1998, Patriot recognized loss on sale of assets of $9,453,000 based on the excess book value over cash proceeds received in the sale.

  In connection with SFAS No. 121, when management identifies an asset held for sale a fair value is estimated. If the fair value of the asset is less than the carrying amount, a reserve for impairment is established. For year ended December 31, 1998, Patriot recognized approximately $27,897,000 of impairment losses related to assets held for sale.

  Depreciation and amortization expense was $161,857,000 for the year ended December 31, 1998, compared to $49,069,000 for the same period in 1997.

  Patriot's share of income from unconsolidated subsidiaries was $36,726,000 for the year ended December 31, 1998, compared to $6,015,000 in 1997. For the year ended December 31, 1998 as compared to the same period for 1997, Patriot experienced similar increases in income from unconsolidated subsidiaries as a result of the acquisition of hotels discussed above.

  Minority interest share of income in the Patriot Partnership was $98,000 and $1,713,000 for the year ended December 31, 1998 and 1997, respectively. Minority's interest share of income in Patriot's other consolidated subsidiaries was $8,084,000 in 1998 and $1,674,000 in 1997.

  In connection with the Wyndham merger, the Interstate merger and Summerfield acquisition, Patriot repaid certain debt obligations of Old Wyndham, Interstate and Summerfield. As a result, Patriot incurred prepayment penalties and wrote-off the remaining balance of unamortized deferred financing costs associated with such debt in the amount of $30,560,000, net of minority interest share of the net loss, has been reported as an extraordinary item. Concurrent with the repayment of the old credit facility, Patriot wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,534,000. This amount, net of minority interest share of the net loss, has been reported as an extraordinary item.

  As a result, net loss was $44,888,000 for the year ended December 31, 1998, compared to net loss of $2,152,000 for the year ended December 31, 1997.

Results of Operations: Year Ended December 31, 1997
 Compared with Year Ended December 31, 1996

  Patriot's Participating Lease revenue from the Lessees (including Wyndham) for the year ended December 31, 1997 increased 137.7% from $75,893,000 in 1996 to $180,451,000 in 1997. This increase is primarily due to the acquisition of 45 hotel properties during 1997. Patriot owns 91 hotel properties as of December 31, 1997 including two hotels that are separately owned through special purpose entities. Interest and other income increased from $600,000 in 1996 to $5,103,000 in 1997 which is primarily attributable to additional investments in mortgage notes receivable and interest and dividend income earned on cash investments. Additionally for the year ended December 31, 1997, Patriot reported $2,792,000 of income related to the lease of the Racecourse facility and land to Wyndham.

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

  Interest expense for the year ended December 31, 1997 was $51,000,000 compared to $7,380,000 in 1996. Patriot's outstanding debt obligations as of December 31, 1997 and 1996 were approximately $1,112,709,000 and $214,339,000, respectively. The primary components of interest expense for the year ended December 31, 1997 are $36,312,000 of interest related to the Credit Facility and Term Loan, $12,585,000 of interest on mortgage notes and the Old Line of Credit, $2,581,000 of amortization of deferred financing costs and $2,084,000 of other interest related to other miscellaneous notes and commitments payable. Interest expense for the year ended December 31, 1996 consists primarily of $6,846,000 of interest on the Old Line of Credit, $431,000 of amortization of deferred financing costs and $194,000 of other interest related to other miscellaneous notes and commitments payable. Additionally, Patriot capitalized interest totaling $2,562,000 and $91,000 for the year ended December 31, 1997 and 1996, respectively, associated with major renovations of certain hotel properties.

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

  Minority interest share of income in the REIT Partnership was $1,713,000 and $6,767,000 for the year ended December 31, 1997 and 1996, respectively. Minority's interest share of income in Patriot's other consolidated subsidiaries was $1,674,000 in 1997 and $55,000 in 1996.

  Concurrent with the repayment of the Old Line of Credit, Patriot wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,534,000. This amount, net of minority interest share of the net loss, has been reported as an extraordinary item.

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

WYNDHAM INTERNATIONAL, INC.

Results of Operations: Six Months Ended June 30, 1998

  Concurrent with the closing of the Cal Jockey Merger, Wyndham began leasing four hotels from the REIT Partnership and commenced its hotel management operations on July 1, 1997. During the remainder of the period Wyndham acquired the leases for 51 additional Patriot hotels. In addition, Wyndham acquired the hotel management operations of Grand Heritage Hotels, Inc. and an approximate 50% controlling ownership interest in GAH.

  For the six months ended June, 1998, Wyndham had room revenues of $439,157,000 from the hotels it leased and through special purpose entities during the period. The room revenue is based on leased hotels as of June 30, 1998. Food and beverage and telephone and other revenues was $273,496,000 in 1998. In addition, Wyndham reported management fee and service fee income of $37,249,000 for the six months ended June 30, 1998. Interest and other income for the six months ended June 30, 1998 was $7,337,000.

  General and administrative expenses for the six months ended June 30, 1998 were $27,806,000.

  Participating lease payments and hotel operating expenses were $216,262,000 and $454,483,000 in 1998.

  Interest expense for the six months ended June 30, 1998 was $13,798,000.

  Depreciation and amortization expense was $25,236,000 for the six months ended December 31, 1998.

  Total revenues from the Racecourse facility operations (including interest and other income) were $24,991,000 for the six months ended June 30, 1998. Total costs and expenses associated with the Racecourse operations (including marketing costs, general and administrative expenses and depreciation and amortization expenses) were $20,857,000 in 1998.

  Equity in earnings of unconsolidated subsidiaries was $2,014,000 for the six months ended December 31, 1998. Minority interest's share of loss in the Wyndham Partnership was $6,715,000 for the six months ended June 30, 1998. Minority interest's share of income in Wyndham's other consolidated subsidiaries was $16,361,000 in 1998.

  Wyndham acquired 17 leaseholds of hotels owned by Patriot during the six months ended June 30, 1998 resulting in cost of acquiring leaseholds of approximately $52,721,000.

  As a result, the net loss was $40,651,000 for the six months ended June 30, 1998.

Results of Operations: Six Months Ended December 31, 1998
 Compared with Six Ended December 31, 1997

  As of December 31, 1998, Wyndham leases 203 hotels from Patriot, managing 185 of those hotels, and manages 163 hotels for third parties.

  For the six months ended December 31, 1998 and 1997, Wyndham had room revenues of $736,113,000 and $95,095,000, respectively, from the hotels it leased during the period. The increase in room revenue is a result of leasing 203 hotel in 1998 compared to 55 hotels in 1997. Food and beverage and telephone and other revenues increased from $72,632,000 in 1997 to $393,916,000 in 1998, as a result of the increase in leased hotels. In addition, Wyndham reported management fee and service fee income of $52,734,000 and $7,088,000 for the six months ended December 31, 1998 and 1997, respectively. Interest and other income for the increased from $2,975,000 for the six months ended December 31, 1997 to $10,966,000 for the same period in 1998. Interest and other income includes $5,172,000 and $1,103,000 of interest income related to the Subscription Notes for the six months ended December 31, 1998 and 1997, respectively.

  In connection with the CHCI merger, Wyndham acquired 17 leasehold interest for hotels that Patriot owns. As a result, Wyndham recognized expense of $52,721,000 related to the cost of acquiring the leaseholds.

  In connection with SFAS No. 121, when management identifies an asset held for sale, a fair value is estimated. If the fair value of the asset is less than the carrying amount, a reserve for impairment is established. For the year ended December 31, 1998, Wyndham recognized approximately $23,184,000 of impairment losses related to assets held for sale.

  Participating Lease payments and hotel operating expenses were $303,327,000 and $797,065,000, respectively for 1998 compared to participating lease payments and hotel operating expenses of $50,626,000 and $118,317,000, in 1997, respectively.

  Total revenues from the Racecourse facility operations (including interest and other income) were $26,268,000 for the six months ended December 31, 1998 and $26,344,000 for the six months ended December 31, 1997. Total costs and expenses associated with the Racecourse operations (including marketing costs, general and administrative expenses and depreciation and amortization expenses) were $22,341,000 in 1998 and $24,245,000 for the same period in 1997.

  Wyndham's share of income from unconsolidated subsidiaries was $3,134,000 resulting from the acquisition of hotels discussed above.

  Minority interest's share of loss in the Wyndham Partnership was $6,035,000 and $29,000 for the six months ended December 31, 1998 and 1997, respectively. Minority interest's share of income (loss) in Wyndham's other consolidated subsidiaries was $15,344,000 and $(59,000) in 1998 and 1997, respectively.

  In connection with the refinancing of debt obligations for certain transactions, Wyndham recognized $1,257 as an extraordinary item for the write off of unamortized deferred financing costs.

  As a result, the net loss was $71,768,000 for the six months ended December 31, 1998 and $20,000 for the six months ended December 31, 1997.

Results of Reporting Segments: For the year ended December 31, 1998 Compared with the year ended December 31, 1997

  Patriot and Wyndham manage the business in six reportable segments. Those segments include Wyndham hotels, resort properties, all suite properties, other proprietary branded properties, non-proprietary branded properties and other.

  Wyndham hotels represent approximately 29.7% and 3.2% of total revenue for 1998 and 1997, respectively. Total revenue was $610,523,000 for the year ended December 31, 1998 compared to $10,711,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for the Wyndham hotels was $153,723,000 for the year ended December 31, 1998 compared to $2,388,000 for 1997. Resort properties including Grand Bay and Wyndham, represent approximately 15.4% and 9.1% of total revenue for 1998 and 1997, respectively. Total revenue was $315,674,000 for the year ended December 31, 1998 compared to $30,334,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for the resort properties was $76,349,000 for the year ended December 31, 1998 compared to $6,628,000 for 1997. All suite properties including Summerfield and Sierra, represent approximately 3.6% of total revenue for 1998. Patriot acquired these properties in 1998 and leased them to Wyndham. Total revenue was $74,333,000 for the year ended December 31, 1998 and operating income was $14,690,000 in 1998. Other proprietary branded properties including Malmaison, Grand Heritage Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 3.9% and 2.9% of total revenue for 1998 and 1997, respectively. Total revenue was $80,998,000 for the year ended December 31, 1998 compared to $9,595,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $26,492,000 for the year ended December 31, 1998 compared to $1,436,000 for 1997. Non-proprietary branded properties including Hampton, Hilton, Holiday Inn, Marriott, Ramada, Radisson and other major hotel franchises, represent approximately 37.0% and 34.4% of total revenue for 1998 and 1997, respectively. Total revenue was $761,154,000 for the year ended December 31, 1998 compared to $115,223,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $183,703,000 for the year ended December 31, 1998 compared to $29,947,000 for 1997. Other represents revenue from various operating businesses including Bay Meadows racetrack, management and other service companies as well as participating lease revenue for those hotels lease to third parties. Total revenue for the other segment was $213,659,000 and $169,172,000 for the years ended December 31, 1998 and 1997, respectively. The increase in total revenue is as a result of a full year of operations reflected in 1998 compared to six months of operations in 1997. Operating loss of the other segment was $576,963,000 for the year ended December 31, 1998 compared to $42,272,000. The increase in operating loss is as a result of certain usual items related to a treasury lock settlement of $49,334,000 and the cost of reacquiring lease holds of $52,721,000. Additionally, the operating loss has increased due to an increase in interest expense as a result of increased borrowings due to acquisitions and mergers in 1998. Depreciation and amortization have also increased as a result of the 1998 acquisitions and mergers.

 Statistical Information

  During 1998, Patriot's and Wyndham's portfolio of 178 owned hotels experienced strong growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 6.2% and 6.3%, respectively, while occupancy remained relatively stable. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current strength of market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Companies' 178 owned hotels as of December 31, 1998 and 1997 as if the hotels were owned at the beginning of the periods presented.


                                  Occupancy          ADR           REVPAR
                                 ------------  --------------- ---------------
                                 1998   1997    1998    1997    1998    1997
                                 -----  -----  ------- ------- ------- -------
Wyndham Branded Hotels.......... 70.50% 70.80% $119.57 $112.32 $ 84.35 $ 79.54
Grand Bay Hotels & Resorts...... 67.00  70.50   287.30  266.64  192.52  187.86
Summerfield Suites.............. 79.70  74.20   129.42  123.01  103.17   91.27
Malmaison....................... 83.50  75.40   125.65  117.27  104.89   88.44
Clubhouse....................... 66.40  71.50    68.07   65.75   45.23   47.01
Arcadian........................ 68.80  63.80   142.67  128.43   98.10   81.92
Non Proprietary -- Limited
 Service........................ 67.80  74.10    74.57   65.87   50.54   48.83
Non Proprietary Brands.......... 71.70  71.20    99.59   94.29   71.39   67.16
                                 -----  -----  ------- ------- ------- -------
 Weighted average............... 71.10% 71.00% $109.94 $103.53 $ 78.15 $ 73.55

COMBINED LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

  The Companies' principal source of cash to fund operating expenses and distributions to its shareholders is cash flow provided by operating activities. Patriot's principal source of revenue is rent payments from the Lessees and Wyndham under the Participating Leases. Wyndham's principal source of cash flow is from the operation of the hotels it leases and manages. Wyndham's ability to make the rent payments to Patriot is dependent upon their ability to efficiently manage the hotels and generate sufficient cash flow from operation of the hotels.

  Combined cash and cash equivalents as of December 31, 1998 were $158.9 million, including restricted cash of $35.9 million. Combined cash flows from operating activities of the Companies were $244.5 million for the year ended December 31, 1998, which represent a combination of the collection of rents under participating leases with third party Lessees and cash flows generated by the hotels operated by Wyndham.

  Cash and cash equivalents as of December 31, 1997 were $47.4 million, including capital improvement reserves of $5.0 million. Cash flows from operating activities were $108.1 million for the year ended December 31, 1997, which primarily represent the collection of rents under participating leases.

  Cash and cash equivalents as of December 31, 1996 were $6.6 million, including capital improvement reserves of $2.5 million. Cash flows from operating activities were $61.2 million for the year ended December 31, 1996, which primarily represent the collection of rents under participating leases.

Cash Flows from Investing and Financing Activities

  During 1998, the Companies continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered and unregistered securities.

  Combined cash flows used in investing activities of the Companies were $2.1 billion for the year ended December 31, 1998, resulting primarily from the merger and acquisition of hotel properties and management companies and the renovation expenditures at certain hotels. Combined cash flows from financing activities of $1.9 billion for the year ended December 31, 1998 were primarily related to borrowings on the Credit Facility, the term loans and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions.

  Combined cash flows used in investing activities of the Companies were $1.2 billion for the year ended December 31, 1997, resulting primarily from the merger and acquisition of hotel properties and management companies and the renovation expenditures at certain hotels. Combined cash flows from financing activities of $1.1 billion for the year ended December 31, 1997 were primarily related to borrowings on the Credit Facility, the Term Loan and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions.

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

  In June 1998 in connection with the Interstate merger, the Companies closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. to increase Patriot's existing credit facilities to an aggregate of $2.7 billion (an increase of $1.5 billion from the prior $1.25 billion credit package). The increased credit facilities include the $900 million revolving credit facility ("Credit Facility") and a series of term loans in the aggregate amount of up to $1.8 billion (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. Interest rates will be based on the Companies' leverage ratio and may vary from 1.5% to 2.5% over LIBOR. As of December 31, 1998 the effective rate of interest was 7.314% for all borrowings under the credit facility except for Tranche B which was 7.564%. Patriot incurred approximately $27.4 million in loan fees and other expenses associated with this financing arrangement.

  As of December 31, 1998, the Companies had no additional availability under the Credit Facility. The weighted average interest rate in effect for the Credit Facility for the period ended December 31, 1998 was 7.90% per annum. As of December 31, 1998, there was $875.6 million outstanding under the Credit Facility. Additionally, Patriot had outstanding letters of credit totaling $24.4 million as of December 31, 1998.

  The Credit Facility matures July 2000. The Term Loans had maturities of January 31, 1999 ($350 million); March 31, 1999 ($400 million); March 31, 2000
($450 million); and March 31, 2003 ($599 million).

 Agreements Relating to Existing Credit Facility

  Patriot and Wyndham's existing credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and PaineWebber Real Estate consists of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates on the existing Credit Facility are based on Patriot's and Wyndham's leverage ratio and vary from 1.5% to 2.5% over LIBOR. Under the original terms of the Credit Facility, two of the Term Loans matured on January 31, 1999 $350 million and March 31, 1999 $400 million, respectively. All of the lenders under the Credit Facility have agreed to extend maturity of these two terms loans to June 30, 1999, subject to Patriot and Wyndham consummating the Investment by that date. If we do not consummate the Investment by June 30, 1999, or the agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to secure the Credit Facility with mortgages and other security interest. Fees of $11.7 million have been paid to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

  As of March 22, 1999, the Companies have entered into four interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $822 million of the outstanding balance on the Credit Facility. The interest rate swaps cover borrowings under the Credit Facility and related Term Loans and fixes the LIBOR portion of the Credit Facility and Term Loans interest rate at 5.80%, 6.255% (as amended), 5.84%, and 5.56% respectively. The interest rate swap arrangements expire December 2000 ($72 million), November 2002 ($375 million), November 2002 ($125 million) and June 2003 ($250 million). If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

  The Companies have entered into two additional interest rate swap arrangements to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $51 million of the outstanding balance on specific property related debt. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($20 million) and 5.42% per annum through March 2001 ($31 million). If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

  As of March 22, 1999, Patriot has six interest rate cap arrangements as follows: an interest rate cap that limits LIBOR to 6% on up to $105 million of indebtedness through June 1999; an interest rate cap that limits LIBOR to 7% on up to $208.8 million of indebtedness through October 1999; an interest rate cap that limits LIBOR to 7% on up to $1.5 billion of indebtedness through April 2000; an interest rate cap that limits LIBOR to 8.5% on up to $29.1 million of indebtedness through August 2004; an interest rate cap that limits LIBOR to 7.83% on up to $38 million of indebtedness through October 2001; and an interest rate cap that limits LIBOR to 6.75% on up to $19.5 million of indebtedness through March 2001.

Securities Purchase Agreement

 Investment

  As of February 18, 1999, Patriot, Wyndham, Patriot Partnership, Wyndham Partnership and affiliates of each of Apollo Real Estate Management III, L.P., Apollo Management IV, L.P., Thomas H. Lee Equity Fund IV, L.P., Beacon Capital Partners, L.P. and Rosen Consulting Group, entered into a purchase agreement under which the investors will purchase $1 billion of a new series B preferred stock of Wyndham. Patriot and Wyndham currently plan to use the proceeds from the investment to settle their forward equity contracts, as described above, to repay indebtedness, and for working capital and growth purposes.

  Wyndham will pay dividends on its series B preferred stock quarterly, on a cumulative basis, at a rate of 9.75% per year. For the first six years, dividends will be payable partly in cash and partly in additional shares of preferred stock, with the cash component initially equal to 30% for the first dividend payment and declining over the period to approximately 19.8% for the final dividend payment. Each share of series B preferred stock may be converted, at the option of its holder, into that number of shares of Wyndham common stock equal to $100.00 divided by the conversion price of the series B preferred stock. Initially the conversion price will be $8.59, but is subject to adjustment under certain circumstances.

 Restructuring

  Under the terms of the purchase agreement, relating to the $1 billion equity investment, Patriot and Wyndham are required to complete a restructuring of their existing paired share REIT structure prior to the investment. Under the terms of the restructuring, the following events will occur:

    . A reverse stock split of the common stock of Wyndham and Patriot.

    . A wholly-owned subsidiary of Wyndham will merge with and into Patriot with Patriot surviving.

    . The pairing agreement between Patriot and Wyndham will terminate.

    . Patriot will terminate its status as a real estate investment trust effective January 1, 1999.

    . The non-voting stock of specified corporate subsidiaries held by the Patriot Partnership will be transferred, and subsequently will be owned directly by Patriot and/or Wyndham, rather than through the Patriot Partnership.

    . The third party partners in both the Patriot Partnership and the Wyndham Partnership will be offered an opportunity to exchange their limited partner interests for Wyndham common stock.

    . The preferred stockholders of Wyndham will be offered an opportunity to exchange their preferred stock for Wyndham common stock.

 Reverse Stock Split

  Prior to the merger of a subsidiary of Wyndham into Patriot, both Wyndham and Patriot will implement a one-for-twenty reverse stock split of their common stock.

 Redemption Option

  For a period of 170 days following the completion of the $1 billion equity investment, Wyndham may redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount $100.00) plus all accrued dividends. Wyndham currently plans to fund this redemption through the issuance of $300 million of series A preferred stock to its stockholders. The series A preferred stock has the same economic terms as the series B preferred stock.

 Liquidity

  As a condition of the $1 billion equity investment, the Companies are required to restructure their existing organization. As discussed above, the pairing agreement between Wyndham and Patriot will terminate, Patriot's status as a REIT will terminate effective January 1, 1999 and Patriot will become a taxable corporation at that date. As a result of that transaction, the Company will be required to record a charge for deferred income taxes for the difference between the income tax basis and the recorded carrying value of assets and liabilities. The Company is continuing its analysis of the expected effects of this non-cash charge. Currently the estimate is in the range of $700 million, however; this amount could vary when the analysis is completed. In addition, the Company will charge off the value of an intangible asset associated with the paired share structure of approximately $84.2 million.

 In the event that the equity and related debt transaction referred to above are not completed, management has determined that additional capital would have to be raised from other sources or the Companies would have to sell significant amounts of assets to produce proceeds sufficient to meet its existing current debt maturity obligations. These asset sales could include resort properties or Wyndham-managed properties in major cities and could negatively impact operations. Management believes these alternatives, if necessary, represent a viable plan to address Company's liquidity needs.

New Debt Financing

  New Credit Facility. Patriot has recently signed a commitment letter with Chase Securities Inc. and The Chase Manhattan Bank for senior credit facilities for Wyndham in the amount of $1.8 billion, comprised of a term loan facility and a revolving loan facility. Definitive agreements relating to the new credit facility are expected to be finalized at the same time that the $1 billion equity investment is consummated. The Chase Manhattan Bank will act as the administrative agent and Chase Securities Inc. will act as the lead arranger for a syndicate of lenders which will provide Wyndham with $1 billion in term loans and up to $800 million under the revolving loan facility, of which a maximum of $560 million may be drawn at the closing of the investment. The term loan facility and the revolving facility carry terms of 7 years and 5 years, respectively. Interest rates for the new credit facility are based upon LIBOR spreads varying from 1.25% to 3.00% per annum (for the revolving loan facility) and 2.75% to 3.75% per annum (for the term loan facility), based both on Wyndham's leverage ratio and on whether any increasing rate loans (described below) are outstanding. However, at

Wyndham's election or under other specified circumstances, the term loans and revolving loans may instead bear interest at an alternative base rate plus the applicable spread. The alternative base rate is equal to the greater of The Chase Manhattan Bank's prime rate or federal funds rate plus 0.5%, and the alternative spread is 1.0% below the applicable LIBOR spread. Subject to limited agreed-upon exceptions, the New Credit Facility will be guaranteed by the domestic subsidiaries of Wyndham, and will be secured by pledges of equity interests held by Wyndham and its subsidiaries. The proceeds from the term loan facility will be used to finance the restructuring of Wyndham and Patriot. The proceeds from the revolving loan facility will be used for working capital and general corporate purposes.

  Increasing Rate Loans. Wyndham and Patriot have signed a commitment letter with The Chase Manhattan Bank, Chase Securities Inc., Bear, Stearns & Co. Inc., and The Bear Stearns Companies Inc. providing that The Chase Manhattan Bank, The Bear, Stearns Companies Inc. and a possible syndicate of other lenders will provide an increasing rate loan facility in the amount of up to $650 million. The IRL carries a term of 5 years. Interest rates for the IRL are based on LIBOR spreads and are initially set at 0.25% below the initial LIBOR spread on the term loan facility, but increase by 0.50% every three months, with a cap of LIBOR plus 4.75%. However, under other specified circumstances, interest accrues at an alternate rate equal to the rate borne by three-month treasury securities plus 1.0%, plus the applicable spread. The lenders under the IRL receive the benefit of the same guarantees and pledges of security provided under the New Credit Facility. The proceeds from the IRL will be used to finance the restructuring of Wyndham and Patriot.

  After the six month anniversary of the closing of the investment, lenders transferring IRLs may exchange the IRLs for exchange notes carrying identical terms to the IRLs. To the extent any IRLs or exchange notes are outstanding 180 days after the closing of the investment, Wyndham must by such date file and maintain a shelf registration statement with the Securities and Exchange Commission allowing the resale of any exchange notes outstanding thereafter. Wyndham may also offer registered substitute notes in exchange for all outstanding IRLs and exchange notes.

  Wyndham's ability to borrow under its revolving facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios, limitations on additional indebtedness, and limitations on investments and stockholder dividends.

  Wyndham and Patriot have agreed to pay to the agents and the lenders customary fees for a facility of this nature.

  On February 26, 1998, the Companies sold 4.9 million unregistered paired shares to Nations, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121.8 million.

  On April 6, 1998, the Companies sold 5.15 million unregistered paired shares to PaineWebber for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139.1 million.

Current Business Challenges

  Forward Equity Contracts. Patriot is a party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Patriot's aggregate obligation under the forward equity transactions was approximately $319.7 million at March 18, 1999. As of such date, Patriot has delivered an aggregate of 79 million shares to the counterparties as collateral in addition to approximately 12.5 million paired shares currently owned by the counterparties or their affiliates.

  Patriot currently intends to settle in full all of the forward transactions with the proceeds of the $1 billion equity investment. If the forward transactions are settled in cash, the counterparties must deliver to us the Companies paired shares then owned or held by them as collateral under the respective forward agreements.

  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward agreements or to sell paired shares in connection with the forward agreements until the earlier of (a) the closing of the investment and (b) June 30, 1999. The agreements provide that the standstill obligations terminate if:
(i) the agreement is terminated or the parties publicly announce that they do not intend to close the investment and Patriot has not entered into another agreement that provides for a complete settlement of the forward transactions on or before June 30, 1999; (ii) the default on certain of our covenants under the forward agreements or under our credit facility: (iii) any of the counterparties sells or agrees to sell paired shares; or (iv) the price of the paired shares falls to a specified threshold, as described below. Any counterparty whose standstill agreement terminates will have the right to require an immediate settlement of its forward equity transaction.

  The standstill agreement with PaineWebber Financial Products, Inc. provides that the PaineWebber standstill obligation will terminate if the closing price of the paired shares on any trading day is less than or equal to $4.50. On March 22, 1999, the closing price of the paired shares was $4.50. As a result, PaineWebber's standstill obligation has terminated and PaineWebber is entitled to require settlement under its forward contract. As of March 25, 1999, PaineWebber has not indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The standstill agreement with NationsBanc Mortgage Capital Corporation provides that the NationsBanc standstill obligation will terminate if the weighted average trading price of the paired shares (excluding the last 30 minutes of trading) on any trading day is less than or equal to $4.50. The paired share price, as so calculated, has not fallen below this threshold.

  The standstill agreement with UBS AG, London Branch provides that the UBS standstill obligation will terminate if the paired share price (calculated as provided in the UBS forward contract) falls below $4.50. The closing price of the paired shares has not been less than $4.50.

  Nations has asserted that its standstill obligation has terminated by virtue of the termination of PaineWebber's standstill obligation, based upon a "most favored counterparty" clause in the Nations forward contract. UBS has asserted that its standstill obligation has terminated based upon its interpretation of the measure of the paired share price. The Companies have disputed both the Nations and UBS assertions. As of March 25, 1999, neither Nations nor UBS has indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The Companies may settle the forward transactions by delivering either cash or paired shares (if such shares are covered by an effective registration statement). Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure you that our bank lenders would consent to any cash settlements prior to the closing of the transaction. In addition, given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on the Companies capital stock. The dilutive effects increase as the market price of the paired shares decreases below the applicable forward prices. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale by UBS of an additional 4 million paired shares in connection with the forward equity transactions. The Companies cannot assure you that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Two of the counterparties have requested that the Companies register the balance of the paired shares delivered as collateral to all three counterparties. The Companies intend to seek to register all such shares.

 Agreements Relating to Existing Credit Facility.

  Patriot and Wyndham's existing credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and PaineWebber Real Estate consists of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates on the existing Credit Facility are based on Patriot's and Wyndham's leverage ratio and vary from 1.5% to 2.5% over LIBOR. Under the original terms of the Credit Facility, two of the term loans matured on January 31, 1999 $350 million and March 31, 1999 $400 million, respectively. All of the requisite lenders under the Credit Facility have agreed to extend the maturity of these two terms loans to June 30, 1999. If the Companies do not consummate the Investment by June 30, 1999, or our agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to secure the Credit Facility with mortgages and other security interests by June 30, 1999. The Companies have paid fees of approximately $11.7 million to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

 Interstate's Third-Party Hotel Management Business

  In May, 1998, Patriot along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close.

    . In addition to dismissal of the Marriott litigation, the Settlement
      Agreement provides for three principal transactions: (1) the Companies re-branding of ten Marriott hotels under the Wyndham name,
      (2) Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (3) our divestiture, either through a sale or a spin-off of assets, of the third-party management business which was operated by Interstate (the "Divestiture").

    . For Patriot to sell the third-party management business which was operated by Interstate to a third party (a "Sale Transaction"), Patriot must (1) sign a non-binding letter of intent (the "Letter of Intent") for the Sale Transaction on or before March 31, 1999, (2) sign a final binding contract (the "Final Binding Contract") for the Sale Transaction no later than midnight on April 14, 1999, and
      (3) consummate the Sale Transaction no later than June 14, 1999. If Patriot does not complete a Sale Transaction, it must consummate the spin-off of the third-party management business which was operated by Interstate (the "Spin-off") no later than the earliest of (1) June 14, 1999, (2) April 30, 1999 (if Patriot does not enter into a Letter of Intent by March 31, 1999, (3) thirty days after the date Marriott disapproves the Letter of Intent, (4) May 14, 1999 (if Patriot does not enter into a Final Binding Contract by April 14, 1999), or (5) thirty days after the date of Marriott disapproves of the Final Binding Contract. The last date on which either the Sale Transaction or the Spin-off may be complete pursuant to the Settlement Agreement is the "Final Divestiture Date."

  If the Companies do not complete the Spin-off or the Sale Transaction by the Final Divestiture Date, Marriott will be entitled to receive 110% of the fees otherwise due under the Assumed Management Contracts. We will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

  Moreover, subject to any defenses the Companies may have, we would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels Marriott would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of Marriott-branded hotels that Wyndham manages to replace Wyndham as manager of their hotels. As a result, each respective hotel would either: (1) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (2) terminate the management contract with us and enter into a contract with another manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

  As of March 22, 1999, the Companies had approximately $875.6 million outstanding under the Credit Facility and $1.8 billion outstanding on the Term Loans. Additionally, the Companies had outstanding letters of credit totaling $24.4 million. As of March 22, 1999, Patriot also had over $993 million of mortgage debt outstanding that encumbered 49 hotels and 3 hotels under development and approximately $241 million in other debt, resulting in total indebtedness of approximately $3.9 billion. As of March 22, 1999, the Companies had no additional availability under the Credit Facility.

Renovations and Capital Improvements

  During 1998, the Companies completed approximately $175 million in total capital improvements and renovations on various hotel properties, including
(i) costs related to converting hotels to one of the Companies' proprietary brands; (ii) costs related to recurring maintenance capital expenditures (iii) costs related to enhancing the revenue-producing capabilities of its hotels. Approximately $76 million of the total capital costs related to 33 hotels that were converted to proprietary brands in 1998. These major renovations included upgrading the quality of the furniture and fixtures in guest rooms, public meeting space and lobby areas as well as adding additional rooms to certain of the hotels. Patriot completed over $82.2 million of capital improvements and renovations during 1997. During 1997, approximately $56.9 million of total capital improvement expenditures were related to significant renovations at certain of the hotel properties.

  Pursuant to the Participating Leases, Patriot is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F F&E"). Management reserves an average of 4.0% of total hotel revenues and believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total revenues in a single year.

  The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through the capital expenditure reserves, the Credit Facility, other financing sources, or with working capital.

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

  The IRS Reform Act of 1998 generally permits Patriot to continue its current method of operations with respect to its existing assets, including the assets acquired in the Interstate merger, the Arcadian acquisition, the Summerfield acquisition and the CHCI merger. However, the legislation would require Patriot to modify its method of operations with respect to newly acquired assets.

YEAR 2000 COMPLIANCE

  Many computer systems were not designed to interpret any dates beyond 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000 issue"). The Companies recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and have adopted an extensive compliance program. The Companies' compliance program involves three major program areas:

  .  corporate information technology infrastructure and reservation systems

  . other electronic assets (such as, but not limited to, automated time clocks, point-of-sale systems, non-information technology systems, including embedded technologies that operate fire-life safety systems, phone systems, energy management systems and other similar systems)

  .  third parties with whom the Companies conduct business

  The Companies are applying a three phase approach to each program area:

  . Inventory Phase (identify systems and third parties that may be affected by Year 2000 issues)

  . Assessment Phase (prioritize the inventoried systems and third parties, assess their Year 2000 readiness, plan corrective actions)

  . Remediation Phase (implement corrective actions, verify implementation, formulate contingency plans)

  The Companies engaged a consulting firm to conduct the inventory and assessment phases of the compliance program. The Companies have completed inventory and assessment phases with respect to their corporate information technology infrastructure and reservation systems. The Companies have also completed the inventory and assessment phases with respect to the information technology and other electronic assets that are located in the Companies' Hotels, other than some of the Hotels which are either managed by Wyndham but not owned by Patriot or owned by Patriot but not leased or operated by Wyndham (the "Third Party Compliance Hotels"). Based on those assessments, the Companies, working with their consultants, determined which systems were not Year 2000 compliant and developed appropriate remediation plans.

  The Companies have begun the necessary work to remediate those systems at their owned and leased Hotels, and have completed 10 percent of that work. The Companies previously engaged a consulting firm to provide the support and additional skills to effect the necessary remediation in sufficient time for testing and any necessary modifications.

  Of the 93 Third Party Compliance Hotels that were not acquired in the merger with Interstate Hotels (the "Interstate merger"), 66 Third Party Compliance Hotels have been assessed as part of the Companies' compliance program and the Companies have begun to implement remediation plans at 21 of those hotels. The owners of the other 45 Third Party Compliance Hotels that were assessed have to date neither taken any action to effect the necessary remediation identified in the assessment nor authorized the Companies to effect the remediation on behalf of the owners. While none of the remaining 27 Third Party Compliance Hotels have been assessed by the Companies, 4 of the owners have informed the Companies that the owners completed their own assessments. The Companies are continuing to monitor the status of the Third Party Compliance Hotels and have reminded the owners of the importance of making the Third Party Compliance Hotels Year 2000 compliant in sufficient time to permit adequate testing. The Companies have begun surveying the Year 2000 compliance of the owners of the hotels that are franchised under the Wyndham brand but not managed by Wyndham, and have informed those owners of the appropriate standards to make the equipment operating Wyndham's systems Year 2000 compliant. However, as the systems at the Third Party Compliance Hotels and franchised hotels are not under the Companies' control, the Companies will be required to rely on the information provided by those owners or managers/operators and will not be able to test the assessment or remediation effected by third parties at the Third Party Compliance Hotels or the franchised hotels.

  The Companies presently expect to expend approximately $34 million in connection with Year 2000 issues. To date, the Companies have incurred $1.75 million in connection with the inventory and assessment phases of their compliance program and $4.6 million to remediate their systems. However, the Companies' anticipated expenditures may increase as the Companies effect the remediation plans.

  As part of the settlement of litigation arising out of the Interstate merger, the Companies agreed to contribute to a new company management of the Third Party Compliance Hotels acquired in that merger, and then dispose of substantially all of that new company's stock by means of a spin-off to the Companies' shareholders or otherwise. As the hotels acquired in the Interstate merger whose management will be contributed to the new company are owned by third parties, the Companies expect those owners to bear all costs related to the inventory, assessment and remediation of those hotels.

  The Companies have identified the vendors and service providers that are critical to the Companies' businesses and have requested those parties to provide information concerning their Year 2000 compliance and remediation efforts. The Companies are now seeking additional information from those parties that did not respond or did not provide sufficient information, but cannot guarantee that all vendors or service providers will comply with the Companies' requests. More importantly, the Companies must rely on the information provided by the third parties and will not be able to test the third parties' compliance. As a result, the Companies may not be able to accurately determine the Year 2000 compliance of those vendors or service providers. Based on preliminary responses, the Companies believe that their most critical vendors and service providers will not cause the Companies' operations to be materially disrupted as a result of Year 2000 issues. During 1999, the Companies intend to determine the extent to which they will be able to replace vendors and service providers that are expected to be non-compliant. Due to the lack of an alternative source, there may be instances in which the Companies will have no alternative but to remain with non-compliant vendors or service providers. As the Companies identify the non-compliant vendors and service providers, they will then determine appropriate contingency plans.

  The Companies believe that their current compliance program will allow them sufficient time to identify which of their systems and other electronic assets are not Year 2000 compliant and to effect the necessary remediation to avoid substantial problems arising from Year 2000 induced failures. The Companies believe that their reprogramming, upgrading and systems replacements will be implemented by the end of the third quarter of 1999. The Companies believe that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems. Notwithstanding that, the Companies do recognize that some vendors and the owners and managers/operators of the Third Party Compliance Hotels may not comply with their present schedules and could affect the Companies' timing and remediation efforts generally. If the Companies are not successful in implementing their Year 2000 compliance plan, the Companies may suffer a material adverse impact on their consolidated results of operations and financial condition.

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

  During the second quarter of 1999, the Companies intend to develop contingency plans to address potential Year 2000 induced failures. Because the Companies have no control over third party assessment and remediation efforts, the Companies expect to focus most of their contingency planning on externally caused disruptions. In addition, the Companies will develop their plans on their belief that the consequences of Year 2000 induced failures will be local in nature. These plans will be based on existing contingency plans for operations during storms and other natural disasters. While each Hotel will develop a contingency plan, any disruption in utilities or other key local services could have the effect of disrupting operations of several Hotels located in the affected geographic area. As part of the Companies' contingency planning, they also expect to evaluate their continued management of the Third Party Compliance Hotels that do not become Year 2000 compliant.

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

HOTEL INDUSTRY RISKS

 Operating Risks

  The Companies primary business is buying, selling, leasing and managing hotels. Patriot leases its hotels to Wyndham and to third-party lessees (the "Lessees") pursuant to separate participating leases (the "Participating Leases"). Consequently, Patriot is dependent on the ability of Wyndham, the Lessees and the hotel management entities that manage the hotels (the "Operators") to manage the operations of the hotels that are leased to or operated by them. The Companies business is subject to operating risks common to the hotel industry. These risks include, among other things, (1) competition for guests from other hotels, a number of which may have greater marketing and financial resources and experience than the Companies do, (2) increases in operating costs due to inflation and other factors, which increases may not have been offset in past years, and may not be offset in future years, by increased room rates, (3) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (4) increases in energy costs and other expenses of travel, which may deter travelers and (5) adverse effects of general and local economic conditions. These factors could adversely affect the ability of Wyndham and the Lessees to generate revenues. The Companies are also subject to the risk that in connection with the acquisition of hotels and hotel operating companies it may not be possible to transfer certain operating licenses, such as food and beverage licenses, to the Lessees, the Operators or Wyndham, or to obtain new licenses in a timely manner in the event such licenses cannot be transferred. Although hotels can provide alcoholic beverages under interim licenses or licenses obtained prior to the acquisition of these hotels, there can be no assurance that these licenses will remain in effect until Patriot or Wyndham obtains new licenses or that new licenses will be obtained. The failure to have alcoholic beverages licenses or other operating licenses could adversely affect the ability of the affected Lessees, and Operators or Wyndham to generate revenues.

 Operating Costs and Capital Expenditures; Hotel Renovation

  Hotels, in general, have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement or refurbishment of furniture, fixtures and equipment ("F F& E"). Under the terms of the Participating Leases, Patriot is obligated to establish a reserve to pay the cost of certain capital expenditures at its hotel and pay for periodic replacement or refurbishment of F F& E. If capital expenditures exceed Patriot's expectations, the additional cost could have an adverse effect on Patriot's financial condition and results of operations. In addition, Patriot may acquire hotels where significant renovation is either required or desirable. Renovation of hotels involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

 Competition for Hotel Acquisition Opportunities

  The Companies may be competing for investment opportunities with entities that have substantially greater financial resources. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

 Seasonality

  The hotel industry is seasonal in nature. Revenues at certain hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at our hotels may cause quarterly fluctuations in our revenues.

REAL ESTATE INVESTMENT RISKS

 General Risks

  The Companies investments will be subject to varying degrees of risk generally incidental to the ownership of real property. The underlying value of Patriot's real estate investments and its income will be dependent upon the ability of the Lessees, the Operators and Wyndham to operate Patriot's hotels in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses to make rent payments under their leases with Patriot. Income from Patriot's hotels may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war and other factors which are beyond our control.

 Value and Illiquidity of Real Estate

  Real estate investments are relatively illiquid. The Companies ability to vary our portfolio in response to changes in economic and other conditions is limited. If the Companies must sell an investment, there can be no assurance that the Companies will be able to dispose of it in the time period desired or that the sales price of any investment will equal or exceed the amount of our investment.

 Property Taxes

  The Companies hotels are subject to real property taxes. The real property taxes on the Companies hotel properties may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. If property taxes increase, the Companies financial condition and results of operations could be adversely affected.

 Consents of Ground Lessor Required for Sale of Certain Hotels

  Certain of the Companies hotels are subject to ground leases with third party lessors. In addition, the Companies may acquire hotels in the future that are subject to ground leases. Any proposed sale by the Companies of a property that is subject to a ground lease or any proposed assignment of the Companies leasehold interest in the ground lease may require the consent of third party lessors. As a result, the Companies may not be able to sell, assign, transfer or convey the Companies interest in any such property in the future absent the consent of such third parties.

 Environmental Matters

  The Companies operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow by using such real property as collateral. Persons who arrange for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs"), into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and these restrictions may require expenditures. In connection with the ownership and operation of any of our hotels, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our results of operations and financial condition. Phase I environmental site assessments ("ESAs") have been conducted at substantially all of our hotels by qualified independent environmental engineers. The purpose of Phase I ESAs is to identify potential sources of contamination for which any of our hotels may be responsible and to assess the status of environmental regulatory compliance. The ESAs have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability or concerns. Nevertheless, it is possible that these ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware. We have not been notified by any governmental authority, and have no other knowledge of, any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the hotels.

 Uninsured and Underinsured Losses

  Each of the Participating Leases specifies comprehensive insurance to be maintained on each of the applicable leased hotels, including liability, fire and extended coverage. The Companies believe such specified coverage is of the type and amount customarily obtained for or by an owner of hotels. Leases for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. The Companies will use discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on the Companies investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed.

Under such circumstances, the insurance proceeds received by us might not be adequate to restore the Companies economic position with respect to such property.

 Acquisition and Development Risks

  The Companies currently intend to pursue acquisitions of additional hotels and, under appropriate circumstances, may pursue development opportunities. Acquisitions entail risks that such acquired hotels will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to market, acquire and operate properties will prove inaccurate as well as general risks associated with any new real estate acquisition. In addition, hotel development is subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the incurrence of development costs in connection with projects that are not pursued to completion.

 Dependence on Management Contracts

  Management contracts are acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of our business. These management contracts generally may be terminated by the owner of the hotel property if the hotel manager fails to meet certain performance standards, if the property is sold to a third party, if the property owner defaults on indebtedness encumbering the property and/or upon a foreclosure of the property. Other grounds for termination of our upscale hotel management contracts include a hotel owner's election to close a hotel and, in the case of the Wyndham Anatole, Dallas, Texas, if James Carreker ceases to be Chairman and Chief Executive Officer of Patriot and Wyndham.

  The Companies can make no assurances that the Companies will be able to replace terminated management contracts, or that the terms of renegotiated or converted contracts will be as favorable as the terms that existed before such renegotiation or conversion. The Companies are also subject to the risk of deterioration in the financial condition of a hotel owner and such owner's ability to pay management fees to the Companies. In addition, in certain circumstances, the Companies may be required to make loans to or capital investments or advances in hotel properties in connection with management contracts. A material deterioration in the operating results of one or more of these hotel properties and/or a loss of the related management contracts could adversely affect the value of our investment in such hotel properties.

RISKS RELATING TO GAMING OPERATIONS

 Regulation of Gaming Operations

  We own and operate several casino gaming facilities at certain of our hotels, including El San Juan, El Conquistador, Condado Plaza and Old San Juan in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

  Typically, gaming regulatory authorities have broad powers with respect to the licensing of gaming operations. They may revoke, suspend, condition or limit our gaming approvals and licenses, impose substantial fines and take other actions, any of which could have a material adverse effect on our business and the value of our hotel/casinos. Our directors, officers and some key employees, are subject to licensing or suitability determinations by various gaming authorities. If any of those gaming authorities were to find someone unsuitable, we would have to sever our relationship with that person.

 Risks Associated with High-End Gaming

  The high-end gaming business is more volatile than other forms of gaming. Variability in high-end gaming could have a positive or negative impact on cash flow, earnings and other financial measures in any given quarter. In addition, a portion of our table gaming is attributable to the play of a relatively small number of international customers. The loss of, or a reduction in play of, the most significant of such customers could have an effect on our future operating results.

FUNDS FROM OPERATIONS

  Combined Funds from Operations of the Companies (as defined and computed below) was $41.7 million for the three months ended December 31, 1998 and $33.4 million for the three months ended December 31, 1997. Combined Funds from Operations of the Companies was $263.6 million for the year ended December 31, 1998 and $111.5 million for the year ended December 31, 1997.

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

  The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended December 31, 1998 and 1997:

                                                               Three Months
                                                                  Ended
                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
                                                              (in thousands)
   Net income..............................................  $(90,968) $ 1,666
   Add:
     Minority interest in the Operating Partnerships.......    (6,483)     375
     Minority interest in consolidated subsidiaries........    (2,303)     --
     Depreciation of buildings and improvements and
      furniture, fixtures and equipment....................    56,714   17,155
     Amortization of goodwill..............................     9,925    1,135
     Amortization of management contracts franchise and
      trade names..........................................     8,800    1,249
     Amortization of capitalized lease costs ..............       --       --
     Cost of acquiring leaseholds..........................     3,407   10,679
     Settlement on Treasury lock and other non-recurring
      charges..............................................       685      --
     Loss on sale of assets................................     9,453      --
     Impairment loss on assets held for sale...............    51,081      --
   Adjustment for Funds from Operations :
     Equity in earnings of unconsolidated subsidiaries.....    (2,124)  (1,527)
     Funds from Operations of unconsolidated subsidiaries..     3,481    2,698
                                                             --------  -------
   Funds from Operations...................................  $ 41,668  $33,430
                                                             ========  =======
   Weighted average shares and OP units outstanding:
     Basic.................................................   171,051   92,089
                                                             ========  =======
     Diluted...............................................   193,314   94,659
                                                             ========  =======

  The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the year ended December 31, 1998 and 1997:

                                                               Year Ended
                                                              December 31,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                                                             (in thousands)
   Net (loss) income.....................................  $(158,223) $ (2,172)
   Add:
     Extraordinary loss from early extinguishment of
      debt...............................................     31,817     2,534
     Minority interest in the Operating Partnerships.....    (12,651)    1,684
     Minority interest in consolidated subsidiaries......     (8,185)      --
     Depreciation of buildings and improvements and
      furniture, fixtures and equipment..................    176,059    47,694
     Amortization of goodwill............................     28,702     1,851
     Amortization of management contracts and trade
      names..............................................     24,323     1,886
     Settlement on Treasury lock and other non-recurring
      charges............................................     52,292       --
     Loss on sale of assets..............................      9,453       --
     Impairment loss on assets held for sale.............     51,081       --
     Cost of acquiring leaseholds........................     64,407    54,499
   Adjustment for Funds from Operations of unconsolidated
    subsidiaries:
     Equity in earnings of unconsolidated subsidiaries...     (9,498)   (6,015)
     Funds from Operations of unconsolidated
      subsidiaries.......................................     14,018     9,581
                                                           ---------  --------
   Funds from Operations.................................  $ 263,595  $111,542
                                                           =========  ========
   Weighted average shares and OP units outstanding:
     Basic...............................................    152,778    74,219
                                                           =========  ========
     Diluted.............................................    163,532    76,040
                                                           =========  ========

ITEM 7a. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISKS

  See Item 7 regarding Combined Liquidity and Capital Resources -- see pages 41-43.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following individuals are the principal executive officers of Patriot and Wyndham:

  James D. Carreker has served as the Chairman of the Board of Directors and Chief Executive Officer of Wyndham as well as a director of Patriot since January 1998. In February 1999, Mr. Carreker was also named Chief Executive Officer of Patriot. Prior to joining Wyndham in January 1998, Mr. Carreker had served as President and Chief Executive Officer of Wyndham Hotel Corporation from May 1988 to January 1998 and as a director of Wyndham Hotel Corporation from February 1996 to January 1998. He also served as Chief Executive Officer of Trammell Crow Company, a national real estate company, from August 1994 to December 1995. Prior to 1988, Mr. Carreker served as President of Burdine's, the Miami based division of Federated Department Stores. Mr. Carreker also serves as a director of Trammell Crow Company and of Carreker-Antinori, Inc., a computer service company that completed its initial public offering in May 1998. Mr. Carreker holds a B.S. and a Master of Business Administration from Oklahoma State University. Mr. Carreker is 51 years old.

  William W. Evans III currently serves as the President and Chief Operating Officer and a director of Patriot. He also serves as an Executive Vice President of Wyndham. Mr. Evans has been an executive officer of the companies since March 1997, and a director since July 1997. Prior to joining the companies, Mr. Evans was a Managing Director in PaineWebber's Real Estate Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody and Co. Incorporated in December 1994. Prior to joining Kidder, Peabody in 1992, Mr. Evans was a First Vice President and head of the Real Estate Financing Division of Swiss Bank Corporation. Mr. Evans is a graduate of the University of Virginia. Mr. Evans is 48 years old.

  Karim Alibhai serves as the President and Chief Operating Officer and a director of Wyndham. Prior to joining Wyndham in October 1997, Mr. Alibhai was the President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased and managed hotel properties in the United States and Canada through Gencom American Hospitality. He holds a B.A. from Rice University. Mr. Alibhai is 34 years old.

  Paul Novak was named Executive Vice President--Acquisitions and Development of Patriot in January 1998. From June 1997 through January 1998, Mr. Novak served as Executive Vice President--Acquisitions and Development of Wyndham. From 1994 through June 1997, Mr. Novak was President and Chief Executive Officer of Bedrock Partners, a private investment group established in 1994 to acquire hotel properties and convert them to Wyndham Hotels or Wyndham Garden Hotels. From 1992 through 1994, Mr. Novak was a principal in his own consulting firm where he directed real estate development, marketing and acquisition assignments from numerous clients. Prior thereto, he served as a Senior Vice President of Marriott International from 1981 until 1992 with responsibility for developing more than 400 properties. Mr. Novak is a member of the Urban Land Institute, The National Realty Committee and the Travel and Tourism Research Association. He holds a B.A. from Michigan State University. Mr. Novak is 52 years old.

  Lawrence S. Jones was named Executive Vice President and Treasurer of Patriot and Wyndham in March 1998. Mr. Jones joined Coopers & Lybrand in 1972 and continued there as a partner until March 1998 where he served as Chairman of the firm's REIT industry practice. Mr. Jones holds a B.S. from the University of Berkeley and an M.S. from UCLA. Mr. Jones is a certified public accountant. Mr. Jones is 52 years old.

  Thomas W. Lattin became an Executive Vice President of Wyndham Hotel Corporation in October 1997. He became President and Chief Operating Officer of Patriot American Hospitality, Inc., a Virginia corporation, in April 1995 and continued in such capacity for Patriot American Hospitality Operating Company from July 1997. From 1987 through 1994, he served as the National Partner of the hospitality industry consulting practice of Laventhol & Horwarth and subsequently as a partner in the national hospitality consulting group of Coopers & Lybrand L.L.P. In 1994, he joined the Hospitality Group of Kidder, Peabody & Co. Incorporated as a Senior Vice President and later served as a Senior Vice President with PaineWebber Incorporated. Mr. Lattin holds a B.S. and M.S. in Hotel Management from the Cornell School of Hotel Administration. He is a certified public accountant. Mr. Lattin is 54 years old.

  Leslie V. Bentley became an Executive Vice President of Wyndham in January 1998. He was employed by Wyndham Hotel Corporation since March 1985, served as Executive Vice President and President of the Wyndham Garden Division since May 1990 and was elected a director of Wyndham Hotel Corporation in January 1997. From January 1987 to June 1988, Mr. Bentley served as Regional Vice President of Wyndham Hotel Corporation. From June 1988 to December 1988, Mr. Bentley served as Vice President of Operations of Wyndham Hotel Corporation and from December 1988 to May 1990, he served as Senior Vice President of Operations of Wyndham Hotel Corporation. Prior to joining Wyndham Hotel Corporation, Mr. Bentley was employed by Marriott International Hotels for eight years. Mr. Bentley holds a B.S. in Hotel and Restaurant Administration from Pennsylvania State University. Mr. Bentley is 47 years old.

  Stanley M. Koonce, Jr. became Executive Vice President--Marketing and Strategic Planning of Wyndham in January 1998. He served as Executive Vice President--Marketing, Planning and Technical Services of Wyndham Hotel Corporation since October 1994, was elected a director of Wyndham Hotel Corporation in

January 1997 and served as Senior Vice President of Sales and Marketing of Wyndham Hotel Corporation from October 1989 to October 1994. Mr. Koonce served as President of CUC Travel Services, a division of CUC International, in Stamford, Connecticut from 1986 to 1989, as Vice President of the Marketing Department with American Express from 1979 to 1986 and as a Director of Finance and Planning for American Airlines from 1976 to 1979. Mr. Koonce holds a B.S. in Mathematics and an M.B.A. from the University of North Carolina. Mr. Koonce is 50 years old.

Directors of Patriot

  The following is a biographical summary of the experience of the directors of Patriot:

  James D. Carreker has served as a director of Patriot since January 1998. For biographical information on Mr. Carreker, see "--Principal Executive Officers of Patriot and Wyndham."

  John H. Daniels has served as a director of Patriot and its predecessor since September 1995. He has served as President of The Daniels Group Inc., a real estate development and management company, since 1984. Prior to forming The Daniels Group Inc., Mr. Daniels served as Chairman and Chief Executive Officer of Cadillac Fairview Corporation, a publicly held real estate development and management company. Mr. Daniels is also a director of Cineplex-Odeon Corporation, Consolidated H.C.I. Corporation, Samoth Capital Corporation and Anitech Enterprises Inc. Mr. Daniels holds a B.S. in Architecture from the University of Toronto. Mr. Daniels is 73 years old.

  John C. Deterding has served as a director of Patriot and its predecessor since September 1995. He has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993, he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. He holds B.S. from the University of Illinois. Mr. Deterding is 67 years old.

  Gregory R. Dillon has served as a director of Patriot and its predecessor since September 1995. He has been Vice Chairman Emeritus of Hilton Hotels Corporation since 1993. He has been a director of Hilton since 1977 and was elected Vice Chairman in 1990. Mr. Dillon served as an Executive Vice President of Hilton from 1980 until 1993. Mr. Dillon was also Executive Vice President of Hilton's franchise company, Hilton Inns, Inc., from 1971 to 1986. He is a director of the Conrad N. Hilton Foundation and is a founding member of the American Hotel Association's Industry Real Estate Financing Advisory Council and the National Association of Corporate Real Estate Executives. In addition to his undergraduate degree, Mr. Dillon holds an LL.B. from DePaul University. Mr. Dillon is 76 years old.

  William W. Evans III has served as a director of Patriot since July 1997. For biographical information on Mr. Evans, see "--Principal Executive Officers of Patriot and Wyndham."

  Milton Fine became a director of Patriot in June 1998. Mr. Fine co-founded Interstate Hotels Company in 1961 and was Chairman of the Board of Interstate prior to Wyndham's acquisition of Interstate in June 1998. Mr. Fine also served as the Chief Executive Officer of Interstate through March 1996. He is a life trustee of the Carnegie Institute and Chairman of the Board of Trustees of the University of Pittsburgh and a member of the Board of Directors of the Andy Warhal Museum in Pittsburgh, Pennsylvania. Mr. Fine completed his undergraduate studies magna cum laude, and also holds a J.D., from the University of Pittsburgh. Mr. Fine is 72 years old.

  Arch K. Jacobson has served as a director of Patriot and its predecessor since September 1995. He has served as President of Jacobson-Berger Capital Group, Inc., a commercial mortgage banking firm, since 1993. From 1986 to 1993, Mr. Jacobson was Chairman of Union Pacific Realty Co., a real estate management and development company. He served in various capacities with the Real Estate Department of The Prudential Insurance Company from 1955 to 1980 and was President and Chief Executive Officer of the Prudential Development Company (a subsidiary of the Prudential Insurance Company) from 1982 to 1986. Mr. Jacobson currently serves as a director of Walden Residential Properties, Inc., a publicly traded, multifamily apartment REIT. He was formerly a director of La Quinta Limited Partners, and chaired the committee of independent directors that negotiated the tender offer for and purchase of that company in 1994. Mr. Jacobson holds a B.S. from Texas A&M University. Mr. Jacobson is 71 years old.

  Paul A. Nussbaum founded Patriot in 1991 and served as its Chief Executive Officer and Chairman of its Board until February 1999. Currently, he serves as Chairman Emeritus of the Board of Directors of Patriot and Wyndham. Prior to his association with Patriot, Mr. Nussbaum practiced real estate and corporate law in New York for 20 years, the last 12 years of which, he was chairman of the real estate department of Schulte Roth & Zabel. Mr. Nussbaum serves as a member of the Board of Directors of the Dallas Symphony and is a member of the Urban Land Institute, the American College of Real Estate Lawyers and the Advisory Board of the Real Estate Center of the Wharton School of Business, University of Pennsylvania. Mr. Nussbaum is a member of the Board of Visitors of the Georgetown University Law Center and an Overseer of Colby College, Waterville, Maine. He also serves on the Boards of Directors of FirstPlus Financial Group, Inc. and Mack-Cali Realty Corporation. He holds a B.A. from the State University of New York at Buffalo and a J.D. from the Georgetown University Law Center. Mr. Nussbaum is 51 years old.

  Philip J. Ward has served as a director of Patriot since January 1998. Prior to such time, he had served as a director of Wyndham Hotel Corporation since June 1996. Mr. Ward is the Senior Managing Director in charge of the Real Estate Investment Division of CIGNA Investments, Inc., a division of CIGNA Corporation, a position he has held since December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department (a predecessor of CIGNA) in 1971 and became an officer in 1987. Mr. Ward is also a director of the Simon DeBartolo Group, Inc., and a director of the Connecticut Housing Investment Fund. Mr. Ward holds a Bachelor of Arts from Amherst College. Mr. Ward is 50 years old.

Directors of Wyndham

  The following is a biographical summary of the experience of the directors of Wyndham:

  Karim Alibhai has served as the President and Chief Operating Officer and a director of Wyndham since October 1997. For biographical information on Mr. Alibhai, see "--Principal Executive Officers of Patriot and Wyndham."

  Leonard Boxer has served as a director of Wyndham since July 1997. He had served as a director of Patriot and its predecessor from September 1995 to July 1997. He has been a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder and managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. Mr. Boxer is a member of the Board of Trustees of New York University Law School. He is a member of the New York Regional Cabinet of the United States Holocaust Memorial Museum. Mr. Boxer holds a B.A. and an LL.B. from New York University. Mr. Boxer is 60 years old.

  James D. Carreker has served as Chairman of the Board of Directors of Wyndham since January 1998. For biographical information on Mr. Carreker, see "--Principal Executive Officers of Patriot and Wyndham."

  Burton C. Einspruch, M.D. has served as a director of Wyndham since July 1997. Dr. Einspruch is a physician and corporate medical consultant and has practiced medicine since 1960. He holds a B.A. and Sc.B. from Southern Methodist University and an M.D. from Southwestern Medical School of the University of Texas. Dr. Einspruch is the Medical Director of First Southwest Company, a national brokerage firm, and also currently serves as a director of Dallas National Bank. He has served as a board member and advisor to numerous corporations and philanthropies and is currently Chairman of the Holocaust Studies Program Advisory Board at the University of Texas at Dallas, as well as the Executive Board of the Libraries of Southern Methodist University. Dr. Einspruch has attained the academic rank of Clinical Professor of Psychiatry of Southwestern Medical School and Clinical Associate Professor of Psychiatry at New York University Medical Center. Dr. Einspruch is 64 years old.

  Susan T. Groenteman has served as a director of Wyndham since January 1998. Ms. Groenteman had served as a director of Wyndham Hotel Corporation from April 1996 to January 1998. Ms. Groenteman is a Director (chief operating officer) of Crow Family Holdings, an investment company managing investments in a variety of real estate related businesses, along with other industries, a position she has held since 1988. In any given year within the past five years, Ms. Groenteman has served as an executive officer or director in over 1,000 partnerships (or affiliates of partnerships) or corporations. In the past five years, Ms. Groenteman has served as an executive officer or director of approximately 95 partnerships or corporations, or for affiliates of such entities, that filed for protection under federal bankruptcy laws. In addition, in the past five years, Ms. Groenteman served as an executive officer or director in approximately 15 partnerships or corporations, or affiliates of such partnerships or corporations, that were placed in receivership. Ms. Groenteman holds a Bachelor of Business Administration from the University of Texas at Arlington. Ms. Groenteman is 44 years old.

  Arch K. Jacobson has served as a director of Wyndham since July 1997. For biographical information on Mr. Jacobson, see "--Directors of Patriot."

  James C. Leslie has served as a director of Wyndham since January 1998. He had served as a director of Wyndham Hotel Corporation from June 1996 to January 1998. Mr. Leslie has served as President and Chief Operating Officer of The Staubach Company since March 1996. Mr. Leslie served as Chief Financial Officer of The Staubach Company from 1982 to 1992 and President-Staubach Financial Services from January 1992 to March 1996. Mr. Leslie is also President and a board member of Wolverine Holding Company and serves on the board of Columbus Realty Trust, FM Properties, Inc., Forum Retirement Partners, L.P. and The Staubach Company, as well as other private corporations and charitable organizations. Mr. Leslie is a certified public accountant. Mr. Leslie holds a B.S. from the University of Nebraska and an M.B.A. from the University of Michigan. Mr. Leslie is 43 years old.

  Paul A. Nussbaum has served as a director of Wyndham since January 1998. For biographical information on Mr. Nussbaum, see "--Directors of Patriot"

  Rolf E. Ruhfus became a director of Wyndham in June 1998. Mr. Ruhfus served as Chairman of the Board of Directors and Chief Executive Officer of Summerfield Hotel Corporation from 1987 through June 1998 when Summerfield was acquired by Wyndham. Prior to founding Summerfield, Mr. Ruhfus served as President of Residence Inn Corporation from 1983 until the franchise and management system assets were sold to Marriott Corporation. Mr. Ruhfus holds a B.A. from Western Michigan University, an M.B.A. from the Wharton School of Business and a Ph.D. in Marketing from the University of Munster, Germany. Mr. Ruhfus is 54 years old.

  Sherwood M. Weiser has served as a director of Wyndham since October 1997. Currently, Mr. Weiser is the Chairman and Chief Executive Officer of Carnival Hotels & Casinos, a hotel and gaming management and development firm. In 1970, Mr. Weiser founded The Continental Companies. Carnival Hotels & Casinos was a successor to The Continental Companies. In June 1998, Wyndham acquired the hospitality-related businesses of CHCI, the parent corporation of Carnival Hotels & Casino. Mr. Weiser is a director of Carnival Corporation, United National Bank and Winsloew Furniture Group. He is a graduate of the Ohio State University School of Business and holds a J.D. from the Case Western Reserve University School of Law. Mr. Weiser is 68 years old.

Information Regarding the Board of Directors of Patriot and Its Committees

  Meetings. The Board of Directors of Patriot held 20 meetings during 1998. No director of Patriot attended less than 75% of the aggregate number of meetings held during 1998 of the Board of Directors and any Board Committee of which he was a member.

  Audit Committee. Currently, the audit committee consists of two independent directors: Messrs. Deterding and Dillon. An "independent director" is a director who is not an officer or employee of Patriot, any affiliate of an officer or employee or any affiliate of (1) any advisor to Patriot under an advisory agreement, (2) any lessee of any property of Patriot, (3) any subsidiary of Patriot or (4) any partnership which is an affiliate of Patriot. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of Patriot's internal accounting controls. The audit committee held 4 meetings during 1998.

  Compensation Committee. The compensation committee consists of three independent directors: Messrs. Deterding, Dillon and Jacobson. The compensation committee determines compensation of Patriot's executive officers, and administers the Patriot American Hospitality, Inc. 1995 Incentive Plan and the Patriot American Hospitality, Inc. 1997 Incentive Plan. The compensation committee held more than 20 meetings during 1998.

  Coordinating Committee. The coordinating committee consists of three independent directors: Messrs. Deterding, Fine and Ward. The coordinating committee reviews and evaluates various proposals received from potential investors. The coordinating committee held more than 50 meetings during 1998.

Information Regarding the Board of Directors of Wyndham and Its Committees

  Meetings. The Board of Directors of Wyndham held 20 meetings during 1998. No director attended less than 75% of the aggregate number of meetings held during 1998 of the Board of Directors and any Board Committee of which he was a member.

  Audit Committee. The audit committee consists of two independent directors:
Messrs. Boxer and Einspruch. An "independent director" is a director who is not an officer or employee of Wyndham, any affiliate of an officer or employee or any affiliate of (1) any advisor to Wyndham under an advisory agreement,
(2) any lessee of any property of Wyndham, (3) any subsidiary of Wyndham or
(4) any partnership which is an affiliate of Wyndham. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of Wyndham's internal accounting controls. The audit committee held 4 meetings during 1998.

  Compensation Committee. The compensation committee consists of two independent directors: Messrs. Leslie and Jacobson. The compensation committee determines compensation of Wyndham's executive officers and administers the Patriot American Hospitality Operating Company 1995 Incentive Plan and the Patriot American Hospitality Operating Company 1997 Incentive Plan. The compensation committee held more than 20 meetings during 1998.

  Coordinating Committee. The coordinating committee consists of three independent directors: Messrs. Boxer and Weiser and Ms. Groentenman. The coordinating committee reviews and evaluates various proposals received from potential investors. The coordinating committee held more than 50 meetings during 1998.

Director Compensation for Wyndham

  Currently, any director who is not an employee of Wyndham is paid an annual fee of $25,000, paid in quarterly installments of $6,250. In addition, each of those directors is paid $1,250 for attendance at each meeting of Wyndham's Board of Directors, $1,000 for participating in a telephonic board meeting and $750 for attendance, whether in person or telephonic, at each meeting of a committee of Wyndham's Board of which such director is a member. The annual retainer fee and meeting fees are paid in cash, but the directors may elect in advance to defer the receipt of all or part of the fees and to receive such deferred fees at a later date in the form of shares of paired shares. Directors who are employees of Wyndham do not receive any fees for their service on the Board of Directors or a committee thereof. In addition, Wyndham reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

  Under the Wyndham 1997 Incentive Plan, on the date of each annual meeting of Wyndham's stockholders, each non-employee director then in office will receive a grant of non-qualified options to purchase an additional 10,000 paired shares at the then current market price. All options granted to non-employee directors vest immediately upon the date of grant. At the 1998 Annual Meeting of Stockholders, Messrs. Jacobson, Boxer, Leslie, Lyon and Weiser, Dr. Einspruch and Ms. Groenteman each were granted a non-qualified option to acquire 10,000 paired shares at an exercise price of $24.125.

Director Compensation for Patriot

  Currently, any director who is not an employee of Patriot is paid an annual retainer fee of $25,000 in quarterly installments of $6,250. In addition, each of those directors is currently paid $1,250 for attendance at each meeting of Patriot's Board of Directors, $1,000 for participating in a telephonic Board meeting and $750 for attendance, whether in person or telephonic, at each meeting of a committee of Patriot's Board of which such director is a member. The annual retainer fee and meeting fees are paid in cash, but the directors may elect in advance to defer the receipt of all or part of the fees and to receive such deferred fees at a later date in the form of paired shares. Directors who are employees of Patriot do not receive any fees for their service on the Board of Directors or a committee thereof. In addition, Patriot reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

  Under the Patriot 1997 Incentive Plan, on the date of each annual meeting of Patriot's stockholders, each non-employee director then in office will receive a grant of non-qualified options to purchase an additional 10,000 shares of Paired Common Stock at the then current market price. All options granted to non-employee directors vest immediately upon the date of grant. At the 1998 Annual Meeting of Stockholders, Messrs. Crow Daniels, Deterding, Dillon, Jacobson and Ward each were each granted a non-qualified option under the Patriot 1997 Incentive Plan to acquire 10,000 paired shares at an exercise price of $24.125.

Special Directors' Compensation

  In connection with consideration of strategic alternatives for the companies, including the negotiations with the investors and the Identified Party and the approval of the investment, the Patriot/Wyndham Boards of Directors held numerous Board meetings. A special coordinating committee was established and also met numerous times during the last two months of 1998 and the first two months of 1999. The compensation committee also met several times to discuss special compensation issues. One director, Ms. Groenteman, who served as co-point person of the coordinating committee, worked full-time on these matters. In light of their extraordinary effort, in lieu of the normal meeting fees, each director not serving on either the compensation committee or the coordinating committee received $20,000 in fees; members of the compensation committees (other than Mr. Deterding) received $40,000 in fees; members of the coordinating committee (other than Mr. Deterding and Ms. Groenteman) received $65,000 in fees; Mr. Deterding, who served on both the coordinating committee and the compensation committee, received $85,000 in fees; and Ms. Groenteman received $200,000 in fees. These fees were payable in either cash or deferred paired shares, at the election of each director.

ITEM 11. EXECUTIVE COMPENSATION FOR PATRIOT

  The following table sets forth the base compensation that Patriot paid in 1998 and 1997 to its Chairman and Chief Executive Officer and to five executive officers other than the Chief Executive Officer of Patriot (collectively, the "Patriot Named Executive Officers") whose base salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998.

                          Summary Compensation Table

                                                         Long Term
                     Annual Compensation(a)         Compensation Awards
                   -----------------------------   -----------------------
                                                                Securities
Name and                                           Restricted   Underlying
Principal                                            Stock       Options            All Other
Position           Year Salary($)    Bonus($)(b)   Awards (#)     (#)(c)         Compensation($)
---------          ---- ---------    -----------   ----------   ----------       ---------------
Paul A.
 Nussbaum (r)....  1998 $555,425           --           --            --             $ 1,630(d)
Chief Executive
 Officer           1997 $407,500      $529,478      280,005(e)  2,790,703(f)         $45,869(g)
and Chairman of
 the Board

William W. Evans
 III.............  1998 $374,461           --       166,666(v)        --             $   289(g)
President and
 Chief             1997 $275,440(h)   $303,373      200,003(i)    601,074(j)         $   148(g)
Operating Officer

Anne L.
 Raymond (u).....  1998 $286,992      $ 50,000          --         10,733(k)(m)      $   252(o)
Chief Financial
 Officer                                                           88,925(l)(m)
and Treasurer                                                      16,303(n)
                                                                    1,967(n)
                   1997 $208,300      $168,000          --            --                 --

Paul Novak (s)...  1998 $280,416           --           --         25,641(n)(x)      $   155(g)
Executive Vice
 President         1997 $131,252      $179,573       60,000(p)    107,335(w)         $    92(g)

Lawrence S.
 Jones...........  1998         (q)           (q)          (q)           (q)                (q)
Executive Vice
 President
and Treasurer
Rex E.
 Stewart (t).....  1998 $206,556           --           --            --                 --
Chief Financial
 Officer           1997 $105,000      $ 97,961          --            --             $   201(g)
and Treasurer

--------
(a) No Patriot Named Executive Officer received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus.
(b) In accordance with the Patriot 1997 Incentive Plan, executive officers of Patriot were allowed to elect to receive all or a portion of their bonus either in cash or in paired shares. For 1997, if an executive officer chose to receive their bonus all or in part in paired shares, they received a 15% discount off of the fair market value of the paired shares as of January 6, 1998. For 1997, Mr. Nussbaum elected to receive his entire bonus in paired shares; Mr. Evans elected to receive $81,000 in cash and $222,373 in the form of paired shares; Mr. Novak elected to receive $82,500 in cash and $97,073 in the form of paired shares;
    Mr. Stewart elected to receive $45,000 in cash and $52,961 in the form of paired shares.
(c) Share amounts reflect the stock dividend distributed on January 25, 1999 to stockholders of record on December 30, 1998.
(d) Such amount includes $360 of term life insurance premiums paid by Patriot for the benefit of Mr. Nussbaum and $1,270 contributed by Patriot to Mr. Nussbaum's 401(k) account.
(e) On March 18, 1997, Patriot awarded the equivalent of 280,005 paired shares to Mr. Nussbaum. Taking into account the various stock splits which occurred in 1997, the equivalent to the market value of the paired shares on the date of grant was $24.75 and the market value of such paired shares on December 31, 1998 was $6.00. The restrictions on these shares lapsed with respect to one-third of the shares on March 18, 1998. The restrictions with respect to the balance of the shares lapsed on February 26, 1999 in connection with Mr. Nussbaum's resignation.
(f) On April 1, 1997, Patriot granted non-qualified options to purchase the equivalent of 2,790,703 paired shares to Mr. Nussbaum. These options were intended to vest five years from the date of grant, on April 1, 2002, but became fully vested and exercisable on February 26, 1999 in connection with Mr. Nussbaum's resignation.
(g) Such amount represents term life insurance premiums paid by Patriot for the benefit of the named executive officer.
(h) Such amount includes $940 paid to Mr. Evans to cover commuting expenses.
(i) On February 14, 1997, Patriot awarded the equivalent of 200,003 paired shares to Mr. Evans. Taking into account the various stock splits which occurred in 1997, the equivalent to the market value of the paired shares on the date of grant was $22.625 and the market value of such paired shares on December 31, 1998 was $6.00. The restrictions lapsed with respect to 25% of the shares on March 1, 1998 and with respect to the balance of the shares on December 31, 1998 .
(j) On February 14, 1997, Patriot granted non-qualified options to purchase the equivalent of 601,074 paired shares to Mr. Evans. These options were to vest in 12 equal quarterly installments beginning on April 1, 1997, but became fully vested and exercisable on November 27, 1999.
(k) On February 2, 1998, Patriot granted non-qualified options to purchase the equivalent of 10,733 paired shares to Ms. Raymond. These options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.
(l) On February 2, 1998, Patriot granted non-qualified options to purchase the equivalent of 88,925 paired shares to Ms. Raymond. These options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%.
(m) Such options were exchanged and canceled pursuant to an option exchange program and are therefore no longer outstanding. See "Patriot Option Exchange Program."
(n) Such options were granted pursuant to an option exchange program. See "Patriot Option Exchange Program."
(o) Such amount includes $90 of term life insurance premiums paid by Patriot for the benefit of Ms. Raymond and $162 contributed by Patriot to Ms. Raymond's 401(k) account.
(p) On June 24,1997, Patriot awarded the equivalent of 60,000 restricted paired shares to Mr. Novak. The equivalent to the market price of the paired shares on the date of grant was $21.4375. The restrictions on the shares were to lapse in five equal annual installments beginning on June 24, 1998 and ending on June 24, 2002, but in connection with Mr. Novak's termination, all restrictions will lapse on the effective date of his termination.
(q) Mr. Jones was paid by Wyndham for his services as an officer of both Patriot and Wyndham. See the "Wyndham Summary Compensation Table."
(r) Mr. Nussbaum resigned as an officer of Patriot on February 26, 1999.
(s) Mr. Novak's employment with Patriot will terminate in April, 1999.
(t) Mr. Stewart resigned as an officer of Patriot on March 31, 1998.
(u) Ms. Raymond is currently on a leave of absence.
(v) On December 31, 1998, Patriot awarded the equivalent of 166,666 restricted paired shares to Mr. Evans. The equivalent to the market value of the paired shares on the date of grant was $6.00. One-third of the award will become payable upon the closing of the Investment and the related transactions and one-third on each of the first and second anniversary thereof.
(w) On June 24, 1997, Patriot granted non-qualified options to purchase the equivalent of 107,335 paired shares to Mr. Novak. These options vest in seven equal annual installments on the anniversary of June 24, 1997.
(x) On June 24, 1997, Patriot granted non-qualified options to purchase the equivalent of 25,641 paired shares to Mr. Novak. These options vest in seven equal annual installments on the anniversary of June 24, 1997.

Option Grants in Fiscal Year 1998 for Patriot

  The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Patriot Named Executive Officers. All amounts reported in the following table have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

                                                                                         Potential Realizable
                                                                                            Value at Assumed
                                                                                            Annual Rates of
                                                                                              Share Price
                                                                                           Appreciation For
                                               Individual Grants                              Option Term
                         --------------------------------------------------------------- ------------------------
                             Number of      Percent of Total
                         Shares Underlying  Options Granted
                              Options         to Employees   Exercise or Base Expiration
Name                        Granted(#)       in Fiscal Year    Price($/SH)       Date      5%($)         10%($)
----                     -----------------  ---------------- ---------------- ---------- ----------    ----------
Anne L. Raymond.........      88,925(a)(d)        24.4%           $24.22       2/2/2008  $        0(d) $        0(d)
                              10,733(b)(d)         2.6%           $24.22       2/2/2008  $        0(d) $        0(d)
                              16,303(a)(e)        26.5%           $7.547       2/2/2008  $   77,378    $  196,092
                               1,967(b)(e)         3.2%           $7.547       2/2/2008  $    9,336    $   23,659

Paul Novak..............      25,641(c)(e)        41.6%           $7.547      6/24/2007  $  121,699    $  308,409

--------

(a) Such non-qualified options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year
    4: 30%.
(b) Such non-qualified options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.
(c) Such non-qualified options vest in seven equal annual installments on the anniversary of June 24, 1997.
(d) Such non-qualified options were exchanged and canceled pursuant to the stock option exchange program and are therefore no longer outstanding. See "Patriot Stock Option Exchange Program."
(e) Such non-qualified options were granted pursuant to the stock option exchange program. See "Patriot Stock Option Exchange Program."

Option Exercises and Year-End Holdings for Patriot

  The following table sets forth the number of paired shares acquired upon the exercise of options during 1998 and the value of options held at the end of 1998 by the Patriot Named Executive Officers:

                                                 Number of Securities Underlying    Value of Unexercised
                            Shares      Value              Unexercised             In-The-Money Options at
                         Acquired on   Realized  Options at December 31, 1998 (#)   December 31, 1998 ($)
Name                     Exercise (#)    ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
----                     ------------ ---------- -------------------------------- -------------------------
Paul A. Nussbaum........   449,818    $5,036,234         37,271/2,968,304                    (a)

William W. Evans........       --            --         601,074/0                            (a)

Anne L. Raymond.........   109,796    $  904,258              0/18,270                       (a)

Paul Novak..............       --            --           3,663/21,978                       (a)

Rex E. Stewart..........       --            --         225,403/0                            (a)


--------
(a) None of the unexercised options are in-the-money.

Patriot Stock Option Exchange Program

  As reported in the Compensation Committee Report, Patriot commenced an option exchange program for certain optionees holding stock options with an exercise price per share in excess of $7.547 on November 13, 1998. The new exercise price was based on the average stock price for the five-day period beginning November 9, 1998 and ending November 13, 1998.

  The following table sets forth information with respect to the executive officers of Patriot relating to the "like-value exchange" of certain options previously awarded to employees during fiscal years 1997 and 1998. All optionees, other than the directors and the top two executive officers, were given the opportunity to exchange certain options for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at an exercise price of $7.547 per share. The new options retain the original vesting and expiration dates of the old options. The options set forth below were the only options repriced for the executive officers in the last ten years. The numbers of securities, stock prices and exercise prices reported in the following table have been adjusted to reflect the stock dividend declared for the fourth quarter of 1998.

                                  Number of   Market                               Number of       Length of
                                  Securities Price of                              Securities       Original
                                  Underlying Stock at                     New      Underlying     Option Term
                         Date of   Options   Time of  Exercise Price at Exercise    Options       Remaining at
          Name           Exchange Exchanged  Exchange Time of Exchange   Price   After Exchange Date of Exchange
          ----           -------- ---------- -------- ----------------- -------- -------------- ----------------
Anne L. Raymond......... 11/13/98   88,925    $7.279       $24.224       $7.547      16,303     9 years 3 months
 Executive Vice          11/13/98   10,733    $7.279       $24.224       $7.547       1,967     9 years 3 months
 President and Chief
 Financial Officer
Paul Novak.............. 11/13/98  107,335    $7.279       $21.079       $7.547      25,641     8 years 8 months
 Executive Vice
 President
John P. Bohlmann........ 11/13/98   32,220    $7.279       $24.224       $7.547       5,903     8 years 8 months
 Senior Vice President   11/13/98    6,977    $7.279       $24.224       $7.547       1,279     9 years 3 months
 and General Counsel

Executive Compensation for Wyndham

  The following table sets forth the base compensation that Wyndham paid to its Chief Executive Officer and President and to five executive officers other than the Chief Executive Officer of Wyndham (collectively, the "Wyndham Named Executive Officers") whose base salary of bonus exceeded $100,000 during the fiscal year ending December 31, 1998.

                          Summary Compensation Table

                                                        Long Term
                          Annual Compensation(a)   Compensation Awards
                          ----------------------- -----------------------
                                                               Securities
                                                  Restricted   Underlying        All Other
Name and Principal                                  Stock       Options         Compensation
Position                  Year Salary($) Bonus($)   Awards      (#) (c)             ($)
------------------        ---- --------- -------- ----------   ----------       ------------
James D. Carreker (b)...  1998 $571,036       --       --           --             $  648 (d)
 Chief Executive Officer
 and Chairman of the
  Board

Karim Alibhai...........  1998 $353,886  $140,000      --       300,532 (f)        $1,466 (d)
 President and Chief      1997 $ 72,916       --       --       300,532 (g)           --
 Operating Officer

Leslie V. Bentley.......  1998 $320,192  $120,000      --        10,733 (h)(k)     $2,308 (d)
 Executive Vice
  President                                                      88,925 (i)(k)
                                                                  1,967 (j)
                                                                 16,303 (j)

Stanley M. Koonce, Jr...  1998 $310,920  $120,000      --        10,733 (h)(k)     $  791 (d)
 Executive Vice
  President                                            --        88,925 (i)(k)
                                                                  1,967 (j)
                                                                 16,303 (j)
Richard A. Holtzman.....  1998 $348,070  $200,000   40,000 (e)   13,953 (l)(k)
 Executive Vice
  President                                                       2,558 (j)
Lawrence S. Jones.......  1998 $242,308  $150,000   30,000(m)    85,866 (n)(k)     $  120 (d)
 Executive Vice
  President                                                      10,733 (o)(k)
 and Treasurer                                                   17,173 (j)
                                                                  2,147 (j)

--------
(a) No Wyndham Named Executive Officer received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.
(b) Mr. Carreker became Chief Executive Officer of Wyndham in January 1998.
(c) Share amounts reflect the stock dividend distributed on January 25, 1999 to stockholders of record on December 30, 1998.
(d) For Mr. Carreker, such amount includes $360 of term life insurance premiums paid by Wyndham for the benefit of Mr. Carreker and $288 contributed by Wyndham to Mr. Carreker's 401(k) account. For Mr. Alibhai, such amount includes $113 of term life insurance premiums paid by Wyndham for the benefit of Mr. Alibhai and $1,353 contributed by Wyndham to Mr. Alibhai's 401(k) account. For Mr. Bentley, such amount includes $139 of term life insurance premiums paid by Wyndham for the benefit of Mr. Bentley and $2,169 contributed by Wyndham to Mr. Bentley's 401(k) account. For Mr. Koonce, such amount includes $146 of term life insurance premiums paid by Wyndham for the benefit of Mr. Koonce and $646 contributed by Wyndham to Mr. Koonce's 401(k) account. For Mr. Jones, such amount represents term life insurance premiums paid by Wyndham for the benefit of Mr. Jones.
(e) On June 19, 1998, Wyndham awarded the equivalent of 40,000 restricted paired shares to Mr. Holtzman. The equivalent to the market price of the paired shares on the date of grant was $23.25. The restrictions on the award will lapse on the anniversary of the date of grant at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%. Mr. Holtzman is entitled to receive dividends on the award during the vesting period.
(f) On June 12, 1998, Wyndham granted non-qualified options to purchase the equivalent of 300,532 paired shares to Mr. Alibhai. These options vest in 12 equal installments at the beginning of each calendar quarter starting on January 1, 1998 and ending on December 31, 2000.

(g) On October 1, 1997, Wyndham granted non-qualified options to purchase the equivalent of 300,532 paired shares to Mr. Alibhai. These options vest in 12 equal installments at the beginning of each calendar quarter starting on January 1, 1997 and ending on December 31, 2000.
(h) On February 2, 1998, Wyndham granted non-qualified options to purchase the equivalent of 10,733 paired shares to the named executive. These options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.
(i) On February 2, 1998, Wyndham granted non-qualified options to purchase the equivalent of 88,925 paired shares to the named executive. These options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%.
(j) Such options were granted pursuant to an option exchange program. See "Wyndham Stock Option Exchange Program."
(k) Such options were exchanged and canceled pursuant to an option exchange program and are therefore no longer outstanding. See "Wyndham Stock Option Exchange Program."
(l) On February 2, 1998, Wyndham granted non-qualified options to purchase the equivalent of 13,953 paired shares to Mr. Holtzman. These options vest on the anniversary of February 2, 1998 at the following rates : year 1: 30%; year 2: 30% and year 3: 40%.
(m) On March 9, 1998, Patriot awarded the equivalent of 30,000 restricted paired shares to Mr. Jones. The equivalent to the market price of the paired shares on the date of grant was $24.75. The restrictions on the award will lapse on the anniversary of the date of grant at the following rates: year 1: 25%; year 2: 50%; year 3: 75% and year 4: 100%. Mr. Jones is entitled to receive dividends on the total award during the vesting period.
(n) Such options vest in 12 equal quarterly installments beginning on April 1, 1998.
(o) Such options vest on the anniversary of March 9, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.

Option Grants in Fiscal Year 1998 for Wyndham

  The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Wyndham Named Executive Officers. All amounts reported in the following table have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

                                                                                    Potential Realizable
                                                                                       Value at Assumed
                                                                                       Annual Rates of
                                                                                         Share Price
                                                                                      Appreciation For
                                             Individual Grants                           Option Term
                         ---------------------------------------------------------- ------------------------
                             Number of      Percent of Total
                         Shares Underlying  Options Granted   Exercise
                              Options         to Employees     or Base   Expiration
Name                        Granted(#)       in Fiscal Year  Price($/SH)    Date      5%($)         10%($)
----                     -----------------  ---------------- ----------- ---------- ----------    ----------
Karim Alibhai...........      300,532(a)          11.5%        $20.875   6/12/2008  $3,945,437    $9,998,511
Leslie V. Bentley.......       10,733(b)(d)        0.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                               88,925(c)(d)        3.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                                1,967(e)           0.6%        $ 7.547    2/2/2008  $    9,336    $   23,659
                               16,303(e)           4.9%        $ 7.547    2/2/2008  $   77,378    $  196,092

Stanley M. Koonce,
 Jr. ...................       10,733(b)(d)        0.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                               88,925(c)(d)        3.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                                1,967(e)           0.6%        $ 7.547    2/2/2008  $    9,336    $   23,659
                               16,303(e)           4.9%        $ 7.547    2/2/2008  $   77,378    $  196,092

Richard A. Holtzman.....       13,953(b)(d)        0.5%        $24.224    2/2/2008  $        0(d) $        0(d)
                                2,558(e)           0.8%        $ 7.547    2/2/2008     $12,141    $   30,768
Lawrence S. Jones.......       85,866(f)(d)        3.3%        $23.06     3/9/2008  $        0(d) $        0(d)
                               10,733(g)(d)        0.4%        $23.06     3/9/2008  $        0(d) $        0(d)
                               17,173(e)           5.2%        $ 7.547    3/9/2008  $   81,508    $  206,556
                                2,147(e)           0.6%        $ 7.547    3/9/2008  $   10,190    $   25,824


--------

(a) Such non-qualified options vest in 12 equal installments at the beginning of each calendar quarter starting on January 1, 1998 and ending on December 31, 2000.
(b) Such non-qualified options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.

(c) Such non-qualified options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4:
    30%.
(d) Such non-qualified options were exchanged and canceled pursuant to the stock option exchange program and are therefore no longer outstanding. See "Wyndham Stock Option Exchange Program."
(e) Such non-qualified options were granted pursuant to the stock option exchange program. See "Wyndham Stock Option Exchange Program."
(f) Such options vest in 12 quarterly installments beginning on April 1, 1998.
(g) Such options vest on the anniversary of March 9, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.

Option Exercises and Year-End Holdings for Wyndham

  The following table sets forth the number of paired shares acquired upon the exercise of options during 1998 and the value of options held at the end of 1998 by the Wyndham Named Executive Officers.

                                                  Number of Securities Underlying    Value of Unexercised
                             Shares      Value              Unexercised             In-The-Money Options at
                          Acquired on   Realized  Options at December 31, 1998 (#)   December 31, 1998 ($)
Name                      Exercise (#)    ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
----                      ------------ ---------- -------------------------------- -------------------------
James D. Carreker.......    178,360    $2,200,606          78,048/0                           (a)

Leslie V. Bentley.......     82,320    $1,082,549          29,452/18,720                      (a)

Stanley M. Koonce, Jr...     82,320     1,118,564          29,452/18,720                      (a)

Lawrence S. Jones.......        --            --            3,220/16,100                      (a)


--------
(a) None of the unexercised options are in-the-money.

Wyndham Stock Option Exchange Program

  The following table sets forth information with respect to the executive officers of Wyndham relating to a "like-value exchange" of certain options previously awarded to employees during fiscal years 1997 and 1998. All optionees, other than the directors and the top two executive officers, were given the opportunity to exchange certain options for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at the then current stock price and with the same term as the remaining term of the old options. The options set forth below were the only options repriced for the executive officers in the last ten years.

                                                                         Number of
                                   Number of   Market                    Securities    Length of
                                   Securities Price of Exercise          Underlying Original Option
                                   Underlying Stock at Price at   New     Options    Term Remaining
                          Date of   Options   Time of  Time of  Exercise   After       at Date of
                          Exchange Exchanged  Exchange Exchange  Price    Exchange      Exchange
          Name            -------- ---------- -------- -------- -------- ---------- ----------------
Lesley V. Bentley ......  11/13/98   88,925    $7.279  $24.224   $7.547    16,303   9 years 3 months
 Executive Vice           11/13/98   10,733    $7.279  $24.224   $7.547     1,967   9 years 3 months
 President
Stanley M. Koonce, Jr...  11/13/98   88,925    $7.279  $24.224   $7.547    16,303   9 years 3 months
 Executive Vice           11/13/98   10,733    $7.279  $24.224   $7.547     1,967   9 years 3 months
 President
Lawrence S. Jones.......  11/13/98   85,866    $7.279  $23.059   $7.547    17,173   9 years 4 months
 Executive Vice           11/13/98   10,733    $7.279  $23.059   $7.547     2,147   9 years 4 months
 President and Treasurer
Richard A. Holtzman.....  11/13/98   13,953    $7.279  $24.224   $7.547     2,558         [?]
 Executive Vice
 President
Thomas W. Lattin........  11/13/98   33,625    $7.279  $24.224   $7.547     6,617   9 years 3 months
 Executive Vice
 President
Michael A. Grossman.....  11/13/98   41,806    $7.279  $24.224   $7.547     7,665   9 years 3 months
 Senior Vice President    11/13/98   10,733    $7.279  $24.224   $7.547     1,967   9 years 3 months
Carla Moreland..........  11/13/98   32,200    $7.279  $24.224   $7.547     5,903   9 years 3 months
 Senior Vice President    11/13/98    6,977    $7.279  $24.224   $7.547     1,279   9 years 3 months
 and General Counsel

Compensation Committee Interlocks and Insider Participation for Patriot and Wyndham

  None, except that with respect to Wyndham, during 1998 Mr. Carreker served on the compensation committee of Crow Family Holdings and Ms. Groenteman is a director of Wyndham and the chief operating officer of Crow Family Holdings.

Wyndham and Patriot Employment Agreements

  Patriot entered into an employment agreement as of April 14, 1997 with Mr. Nussbaum, pursuant to which Mr. Nussbaum serves as Chief Executive Officer and Chairman of the Board of Patriot from July 1, 1997 until January 5, 2003, the fifth anniversary of the effective date of the Wyndham Merger (the "Nussbaum Agreement"). The Nussbaum Agreement is automatically extended for an additional two-year term unless either party elects to terminate the Nussbaum Agreement by notice in writing at least 90 days prior to the second anniversary or even-numbered anniversary date thereafter. Mr. Nussbaum's annual base compensation is subject to any increase in base compensation approved by the Compensation Committee. Additionally, Mr. Nussbaum is eligible to receive incentive compensation to be determined by the Compensation Committee of an amount up to 100% of his base compensation.

  Patriot entered into an employment agreement as of April 14, 1997 with Mr. Carreker, pursuant to which Mr. Carreker serves as Chief Executive Officer and as Chairman of the Board of Wyndham for a term of five years beginning on January 5, 1998 (the "Carreker Agreement"). The Carreker Agreement is automatically extended for an additional two-year term unless either party elects to terminate by notice in writing at least 90 days prior to the second anniversary of the Carreker Agreement or even-numbered anniversary date thereafter. Mr. Carreker is eligible to receive incentive compensation to be determined by the Compensation Committee of an amount up to 100% of his base compensation.

  Wyndham entered into an employment agreement as of October 1, 1997 with Mr. Alibhai, pursuant to which Mr. Alibhai serves as President and Chief Operating Officer of Wyndham for a term of three years beginning on September 30, 1997 (the "Alibhai Agreement"). The Alibhai Agreement is automatically extended for an additional two-year term unless either party elects to terminate the Alibhai Agreement by notice in writing at least 45 days prior the second anniversary of the Alibhai Agreement or even-numbered anniversary date thereof, to expiration of the Agreement. Additionally, Mr. Alibhai is eligible to receive incentive compensation to be determined by the Compensation Committee of an amount up to 80% of his annual base compensation, but in no event less than $75,000.

  Upon termination of employment due to the death or disability of Messrs. Nussbaum, Alibhai or Carreker, (each respectively, an "Executive"), all unexercisable stock options and non-vested stock-based grants will immediately vest and will be exercisable for one year. Additionally, Patriot or Wyndham, as applicable, will pay health insurance premiums for one year.

  If an Executive's employment is terminated by such Executive for "good reason," or if Patriot or Wyndham, as applicable, terminates his employment without "cause," Patriot or Wyndham, as applicable, will pay such Executive a severance payment in accordance with Patriot's or Wyndham's, as applicable, then current severance policies. At a minimum, Messrs. Nussbaum and Carreker would be entitled to a severance payment equal to three times the sum of his average base compensation (determined in accordance with the Nussbaum Agreement or the Carreker Agreement, respectively) and average incentive compensation (determined in accordance with the Nussbaum Agreement or the Carreker Agreement, respectively). Mr. Alibhai would be entitled to a minimum severance payment equal to the sum of his average base compensation and average incentive compensation for the remaining term of his Agreement or 24 months, whichever is higher, subject to certain offsets. Additionally, for a period of three years, Patriot or Wyndham, as applicable, will provide Messrs. Nussbaum and Carreker with an office and related facilities and an assistant at a location of their respective choosing. For a period of one year, Patriot or Wyndham, as applicable, would pay for Messrs. Nussbaum and Carreker the cost of executive placement services. Certain stock options and stock-based grants held by the Executive will become exercisable or nonforfeitable.

  If a "Change in Control" (as defined in the Agreements) occurs and the Executive's employment is terminated for any reason other than death, disability or voluntary resignation within 18 months of such Change in Control, Patriot or Wyndham, as applicable, must pay the Executives a lump sum amount equal to the Severance Payment and all stock options and other stock-based awards will become immediately exercisable or non-forfeitable. In addition, Patriot will provide the Executives with a tax gross-up payment to cover any excise tax due.

  Mr. Nussbaum's employment with Patriot terminated as of February 26, 1999. Pursuant to the terms of his Separation Agreement (the "Nussbaum Separation Agreement"), which was based in part on the provisions of the Nussbaum Agreement, Patriot has agreed to pay Mr. Nussbaum severance in the amount of $3.2 million, to provide for certain benefits for two years and an office and secretarial support for three years. In addition, all of Mr. Nussbaum's outstanding stock options vested and became exercisable and all of Mr. Nussbaum's restricted stock became fully vested and nonforfeitable. In accordance with the Nussbaum Separation Agreement, the stock options will remain outstanding for their remaining terms and at Mr. Nussbaum's election, which must be made between June 1, 1999 and December 31, 1999. Mr. Nussbaum's existing stock options will be exchanged on a Black-Scholes neutral basis for new options with an exercise price equal to the fair market value of the common stock at the time of the exchange. Pursuant to the Separation Agreement, Patriot also agrees to guarantee the repayment of Mr. Nussbaum's outstanding indebtedness to NationsBank (the "NationsBank Loan"), and upon the earlier of the closing of the investment and related transactions or December 31, 1999, Patriot will assume the NationsBank Loan in exchange for a personal recourse note of Mr. Nussbaum which will become payable at the end of six years and will carry an interest rate of 5.5% per annum. Further, Mr. Nussbaum received a new grant of 250,000 shares of restricted stock, payable in three installments over two years. Finally, Mr. Nussbaum agrees to provide consulting services to Patriot for two years, for which he will receive a fee of $75,000 per month for the first 12 months and $50,000 per month for the next 12 months.

  In June 1997, Patriot entered into an employment agreement with Mr. Novak, pursuant to which Mr. Novak serves as Executive Vice President--Acquisitions and Development for a three-year term beginning June 1997. Mr. Novak is eligible to receive incentive compensation to be determined by the Compensation Committee of an amount up to 80% of his base compensation. The other terms of Mr. Novak's agreement are substantially similar to those of Messrs. Nussbaum and Carreker, except that if Mr. Novak's employment is terminated by Mr. Novak for good reason, or if Patriot terminates his employment without cause, Patriot will pay Mr. Novak a severance payment in accordance with Patriot's then current severance policies, provided that, at a minimum, Mr. Novak will receive a severance payment equal to the sum of the average base and incentive compensation payable for the remaining length of the original three-year term of the Agreement, or 24 months, whichever is greater. Additionally, for a period of six months, Patriot would pay for the cost of executive out placement services and for two years would pay health insurance premiums. Certain stock options and restricted stock held by Mr. Novak will immediately become exercisable and nonforfeitable. Mr. Novak is entitled to the same benefits as Mr. Alibhai in the event of a "Change in Control."

  Mr. Novak's employment with Patriot will terminate in April. Pursuant to the terms of Mr. Novak's employment agreement, he is entitled to receive severance in the amount of $693,000 plus health insurance for two years. In addition, certain of Mr. Novak's outstanding stock options will vest and become exercisable and certain of Mr. Novak's restricted stock will vest and become nonforfeitable. Mr. Novak will also be reimbursed for executive outplacement.

  In February 1997, Patriot entered into an employment agreement with William
W. Evans III for a three- year term beginning March 1, 1997. Pursuant to the Agreement, Mr. Evans initially served in the Office of the Chairman of Patriot. In the event Mr. Evans' employment is terminated due to death or disability: (i) Mr. Evans' beneficiaries will receive the proceeds under applicable insurance policies, (ii) all stock options and other stock-based awards will become immediately exercisable or nonforfeitable and (iii) for a period of one year, Mr. Evans' spouse and dependents will receive medical and related health benefits under Patriot's existing plans.

  In the event Mr. Evans' employment is terminated for cause or Mr. Evans voluntarily terminates his employment, he will be entitled to receive any accrued but unpaid cash compensation and benefits through the date of termination and all vested options will continue to be exercisable for their exercise term, as if his employment had not been terminated. If Patriot terminates Mr. Evans without cause or if Mr. Evans terminates his employment due to a "Constructive Termination" (as defined in the Agreement): (i) all stock option and other stock-based awards will become immediately exercisable or nonforfeitable, (ii) for the longer of one year or the remaining length of the term of the Agreement, Mr. Evans and his spouse and dependents will receive medical and related health benefits under Patriot's existing plans and
(iii) Patriot will pay Mr. Evans within 30 days after the date of termination, a lump sum equal to his average base salary and average incentive compensation for the remaining length of the term of the Agreement, or 12 months, whichever is greater. Mr. Evans is entitled to the same benefits as Messrs. Nussbaum and Carreker in the event of a "Change in Control."

  Mr. Evans' employment agreement was amended in late 1998 to increase his base salary to $450,000, effective November, 1998, and provide for an incentive performance bonus payable upon successful completion of certain goals established by the compensation committee. Further, the employment agreement was amended to provide for a grant of 166,666 restricted paired shares, payable in three installments over two years, contingent upon the closing of the investment and the related transactions. In addition, Mr. Evans' outstanding stock options all became vested and excusable and all his restricted stock grants became fully vested and non-forfeitable. Finally, Patriot provided Mr. Evans with a loan pursuant to his amended employment agreement to assist him with the payment of income taxes on paired shares that vested in February 1998.

  As of April 14, 1997, Patriot entered into an employment agreement with Ms. Raymond and Wyndham entered into employment agreements with Messrs. Bentley and Koonce. These employment agreements became effective on January 5, 1998. These employment agreements have a term of three years and have substantially similar provisions as Mr. Novak's employment agreement except that the severance payment is equal to the sum of the average base and incentive compensation payable for the remaining length of the three-year term, or 18 months, whichever is greater. Ms. Raymond's position is that of Executive Vice President and Chief Financial Officer of Patriot. Mr. Bentley's position is that of Executive Vice President of Wyndham, and Mr. Koonce's position is that of Executive Vice President, Marketing and Strategic Planning of Wyndham.

  On March 9, 1998, Mr. Jones entered into employment agreements with both Patriot and Wyndham for a three-year term. Mr. Jones's position is that of Executive Vice President and Treasurer of both Patriot and Wyndham.
Mr. Jones's employment agreements have provisions that are substantially similar to the employment agreements for Messrs. Bentley and Koonce, except that Mr. Jones's employment agreements provide for a minimum guarantee of incentive compensation equal to 50% of his base salary. Mr. Jones is also entitled to borrow up to $750,000 from Patriot and Wyndham. Upon Mr. Jones's termination of employment, if his total compensation earned while employed at Patriot and Wyndham, including stock-based compensation, is less than $3,000,000, a portion of the loan will be forgiven.

  On June 19, 1998, Wyndham entered into an employment agreement with Mr. Holtzman for a three-year term. Mr. Holtzman's position is that of Executive Vice President of Wyndham and President of Grand Bay Hotels and Resorts. Under Mr. Holtzman's employment agreement, he is entitled to receive a guaranteed bonus of $200,000 in his initial year of employment. If
Mr. Holtzman's employment is terminated by Wyndham without "cause" or Mr. Holtzman resigns for a "good reason," he will be entitled to a severance payment equal to the sum of 50% of his average base pay and bonus and the amount payable under the Company's then current severance policy. Certain stock options and stock-based grants held by Mr. Holtzman will become exercisable or nonforfeitable. For a period of six months, Wyndham would pay Mr. Holtzman the cost of executive placement services. Upon a "change in control," all of Mr. Holtzman's stock options and stock-based grants will become exercisable and nonforfeitable.

  On March 31, 1998, Mr. Stewart's employment with Patriot terminated. Pursuant to the terms of Mr. Stewart's separation agreement, Mr. Stewart continued to receive his base salary through October 2, 1998. In addition, all of Mr. Stewart's outstanding stock options vested and became exercisable on October 2, 1998 and will remain outstanding until October 2, 2000. Mr. Stewart's restricted stock will continue to vest in accordance to its original vesting schedule and will not be forfeited as a result of Mr. Stewart's termination. In consideration for the foregoing severance arrangements, Mr. Stewart provided consulting services to Patriot for 60 days.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise noted, the following table sets forth certain information as of March 22, 1999 as to the security ownership of those persons owning of record or known to Patriot and Wyndham to be the beneficial owner of more than five percent of the paired shares and the security ownership of Patriot preferred stock and paired shares by each of the directors of Patriot and Wyndham, director nominees and each of the executive officers of Patriot and Wyndham, and all directors and executive officers of Patriot and Wyndham as a group. All information with respect to beneficial ownership has been furnished by the respective director, director nominee, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Patriot preferred stock and paired shares has been determined for this purpose in accordance with applicable rules and regulations promulgated under the Exchange Act. Except as otherwise described below, all shares of Patriot preferred stock and paired shares are owned directly and the indicated person has sole voting and investment power. The number of shares of Patriot preferred stock or paired shares also includes the number of shares that the person could receive if he, she or it redeemed his partnership units under certain circumstances.

  As of March 22, 1999, there were 234,131,492 paired shares; 4,860,876 shares of Patriot series A and 558,656 of Patriot series B preferred stock; 1,781,173 shares of Wyndham series A preferred stock; 1,781,181 shares of Wyndham series B preferred stock; 7,717,601 options to purchase a like number of paired shares; 1,324,804 preferred B paired partnership units, 655,892 preferred A Wyndham partnership units and 586,814 preferred C Wyndham partnership units outstanding.

                                              Number of Shares
                                          and Amount and Nature of Percentof
Name of Beneficial Owner                    Beneficial Ownership   Class(a)
------------------------                  ------------------------ ---------
Karim Alibhai............................         5,347,240(b)        2.23%
Karim Alibhai............................           171,200(w)***     4.81%***
Leslie V. Bentley........................           653,232(c)           *
John P. Bohlmann.........................            42,428(d)           *
Leonard Boxer............................            59,117(e)           *
James D. Carreker........................         2,028,661(f)        1.03%
Harlan R. Crow...........................        12,126,729(g)(v)     4.83%
Harlan R. Crow...........................         4,860,876(h)**       100%**
John H. Daniels..........................           204,987(e)           *
John C. Deterding........................            54,697(e)           *
Gregory R. Dillon........................            54,697(e)           *
Burton C. Einspruch, M.D.................            24,472(i)           *
William W. Evans III.....................           773,637(j)           *
Milton Fine..............................         5,066,390           2.12%
Susan T. Groenteman......................            30,768(v)           *
Michael Grossman.........................            20,914(k)           *
Richard Holtzman.........................            98,353(x)           *
Arch K. Jacobson.........................            77,237(l)           *
Lawrence S. Jones........................            15,711(m)           *
Stanley M. Koonce........................           613,438(n)           *
Thomas W. Lattin.........................           406,880(o)           *
James C. Leslie..........................            15,033(v)           *
Carla S. Moreland........................            70,879(p)           *
Paul Novak...............................            96,837(q)           *
Paul A. Nussbaum.........................         4,301,647(r)        1.87%
Anne Raymond.............................           609,167(y)           *
Rolf E. Ruhfus...........................         1,896,505(z)           *
Philip J. Ward...........................            11,790(v)           *
Sherwood M. Weiser.......................         1,137,736(i)(s)        *
Sherwood M. Weiser.......................           788,795(w)***    22.14%***
Executive officers and directors as a
 group (27 persons)......................        35,839,181          15.15%
CFHS, L.L.C./Crow Family, Inc............        11,074,443(t)        4.73%
                                                  4,768,874(u)**      98.1%**

--------
  * Less than 1%.
 ** Patriot preferred stock
*** Wyndham series A preferred stock and Wyndham series B preferred stock
(a) Assumes that all partnership units and shares of Patriot preferred stock held by each person are redeemed for a paired share. The total number of shares outstanding in calculating the percentage assumes that none of the partnership units or shares of Patriot preferred stock held by other persons are redeemed for paired shares. Also assumes that all vested options to purchase paired shares are exercised. The total number of shares outstanding used in calculating the percentage assumes that no other vested or unvested options held by other persons are exercised.
(b) Includes options to purchase 300,531 paired shares issued to Mr. Alibhai which are currently exercisable. The number of shares beneficially held by Mr. Alibhai includes an aggregate of 441,059 partnership units beneficially owned by Gencom Interest, Inc., a family corporation for which he serves as Vice President and of which he owns 30% of the outstanding capital stock. Mr. Alibhai disclaims beneficial ownership of these partnership units, except to the extent of his 40% ownership interest in such corporation.
(c) Includes options to purchase 62,103 paired shares issued to Mr. Bentley which are currently exercisable.
(d) Includes options to purchase 10,765 paired shares issued to Mr. Bohlmann which are currently exercisable.
(e) Includes options to purchase: 42,933, paired shares, all of which are currently exercisable.
(f) Includes options to purchase 78,088 paired shares issued to Mr. Carreker which are currently exercisable.
(g) The number of shares beneficially held by Mr. Crow include an aggregate of 7,265,853 paired shares held by various family limited partnerships, in which Mr. Crow controls the general partner and various family corporations and trust in which Mr. Crow exercises control over investment decisions. Mr. Crow disclaims beneficial ownership of such paired shares. The number of shares also include 4,860,876 shares of Patriot preferred stock held by the same family limited partnerships, corporations and trusts. Mr. Crow disclaims beneficial ownership of such Patriot preferred stock. Certain of such paired shares and Patriot preferred stock are also reported being held by CFHS LLC and Crow Family, Inc.
(h) Shares of Patriot preferred stock. Mr. Crow disclaims beneficial ownership of such Patriot preferred stock to the extent such stock exceeds his pecuniary interest in the limited partnerships that directly hold the stock. Certain of such shares are also reported as held by CFHS LLC and Crow and Family, Inc.
(i) Includes options to purchase 21,467 paired shares, all of which are currently exercisable.
(j) Includes options to purchase 601,074 paired shares issued to Mr. Evans, all of which are currently exercisable.
(k) Includes options to purchase 8,951 paired shares issued to Mr. Grossman, which are currently exercisable.
(l) Includes options to purchase 64,400 paired shares issued to Mr. Jacobson, all of which are currently exercisable.
(m) Includes options to purchase 6,011 paired shares issued to Mr. Jones which are currently exercisable.
(n) Includes options to purchase 33,303 paired shares issued to Mr. Koonce which are currently exercisable.
(o) Includes options to purchase 223,609 paired shares issued to Mr. Lattin which are currently exercisable.
(p) Includes options to purchase 56,788 paired shares issued to Ms. Moreland which are currently exercisable.
(q) Includes options to purchase 25,641 paired shares issued to Mr. Novak which are currently exercisable.
(r) Includes options to purchase 3,005,575 paired shares issued to Mr. Nussbaum which are currently exercisable.
(s) Includes an aggregate of 10,984 paired partnership units held by W L Tampa, Ltd., and 129,900 paired shares held by CHC International, Inc. Mr. Weiser disclaims beneficial ownership of such securities to the extent that they exceed his pecuniary interest in such entities.
(t) Includes 6,305,569 paired shares and 4,768,874 shares of Patriot preferred stock held by various limited partnerships in which CFHS LLC serves as the general partner. All of such shares are also reported in Mr. Crow's beneficial holdings. Beneficial ownership information is based on the
    Schedule 13D filed by G-3 Securities, L.P., CFHS, LLC and Crow Family, Inc. on January 8, 1998.
(u) Shares of Patriot preferred stock. All of such shares are also reported in Mr. Crow's beneficial holdings above.
(v) Includes options to purchase 10,733 paired shares, all of which are currently exercisable.
(w) Shares of Wyndham series A preferred stock and shares of Wyndham series B preferred stock.
(x) Includes options to purchase 95,420 paired shares which are currently exercisable.
(y) Includes options to purchase 3,851 paired shares which are currently exercisable.
(z) Includes an aggregate of 1,766,936 of paired partnership units held by Summerfield Suites Management Corp., Summerfield Development Corp., Summerfield Suites Lease Corp., SFHC Lease Corp., Summerfield Investment Corp., and Witchita Consulting Co.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Title Insurance

  Unity Title Company, a corporation wholly-owned by Mr. Nussbaum and members of his family, receives a portion of the title insurance premiums paid in connection with substantially all of the hotel acquisitions by the Companies. In many cases, these premiums are paid by the seller of the hotel, and in other cases are paid by the Companies. In 1998, Unity Title Company received in excess of $60,000 in title premiums related to hotel acquisitions by the companies.

Wyndham Merger

  In connection with the merger of Wyndham Hotels Corporation with and into Patriot in January 1998 (the "Wyndham Merger"), Patriot entered into an Omnibus Purchase and Sale Agreement, as well as 11 individual purchase and sale agreements with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the "Crow Family Members"), Mr. Carreker, Mr. Bentley and Mr. Koonce, for the acquisition of 11 hotels. Messrs. Carreker, Bentley and Koonce are referred to herein collectively as the "Wyndham Senior Executives." In connection with the Wyndham merger, the Crow Family Members received $52,227,598, 6,427,217 shares of paired common stock and 4,860,876 shares of Patriot preferred stock. Mr. Carreker received $7,661,087 and 1,638,988 shares of Paired Common Stock, Mr. Bentley received $2,189,652 and 468,423 shares of paired common stock and Mr. Koonce received $2,166,908 and 463,580 shares of paired common stock, and Ms. Groenteman received $174,530 and 37,337 shares of paired common stock. Additionally, after payment of outstanding indebtedness and other transactional expenses, the entities had available for distribution approximately $64,731,000 for the Crow Family Members, approximately $1,527,000 for Mr. Carreker, and approximately $462,000 for each of Mr. Bentley and Mr. Koonce. Also, in connection with the Wyndham Merger, stock option granted to Messrs. Carreker, Bentley and Koonce and Ms. Moreland became immediately exercisable in accordance with their terms.

  In connection with the Wyndham merger, Crow Family Members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden Laguardia as set forth in the Omnibus Purchase and Sale Agreement dated April 14, 1997. Based on the performance of such properties as of December 31, 1998, the additional consideration would be $9,152,000 and $9,971,000, respectively.

Mortgage Notes and Other Receivables from Unconsolidated Subsidiaries

  Patriot loaned $40,500,000 in the form of mortgage notes to PAH Ravinia, a corporation owned directly and indirectly by Paul Nussbaum Tom Lattin and Rex Stewart, as part of the financing for PAH Ravinia's acquisitions of the Crowne Plaza Ravinia Hotel. Patriot recognized $43,000 of interest income in 1998 related to such mortgage notes (excluding $4,268,000 of such interest eliminated for financial reporting purposes in 1998). Patriot has aggregate receivable (including mortgage notes) of $42,264,000 due from PAH Ravinia as of December 31, 1998.

  Patriot also loaned $31,400,000 in the form of a mortgage note to PAH Windwatch, a limited liability company owned directly and indirectly by Paul Nussbaum, Tom Lattin and Rex Stewart, as part of the financing for PAH Windwatch's acquisition of the Wyndham WindWatch Hotel. Patriot recognized $79,000 of interest income in 1998 related to such mortgage notes (excluding $2,759,000 of such interest eliminated for financial reporting purposes). Patriot had aggregate receivables (including the mortgage notes) of $32,830,000 due from PAH Windwatch as of December 31, 1998.

Interstate Merger

  In connection with the Companies acquisition of Interstate Hotels Company in June 1998, Milton Fine and various entities beneficially owned or controlled by Mr. Fine received cash and 9,706,019 shares of paired common stock.

Summerfield Acquisition

  In connection with Wyndham's acquisition (the "Summerfield Acquisition") of SF Hotels Company, L.P. in June 1998, Rolf Ruhfus and entities beneficially owned or controlled by Mr. Ruhfus (the "Summerfield Entities") received $40,885,214 in cash and 1,368,009 units (the "Units") of limited partnership interest in each of the Patriot Partnership and the Wyndham Partnership. Additionally, pursuant to the terms of Contribution Agreement relating to the Summerfield Acquisition, the Summerfield Entities received an additional 327,993 Units in January 1999 and have earned the right to receive an additional estimated $55 million of consideration in January 2000 and January 2001 (payable, at the election of the Summerfield Entities, in either cash or additional OP Units).

  In connection with the Summerfield Acquisition, Rolf Ruhfus retained the right to a 15% participation with the Company in the appreciation in value of the Miami Airport Summerfield based on terms set forth in the carried interest payment agreement included as an exhibit to the Contribution Agreement.

GAH Acquisition--Phase II

  In June 1998, in connection with certain transactions with affiliates of Gencom American Hospitality, Inc. and CHCI to acquire certain real estate and other assets, Mr. Alibhai received 156,863 partnership units and 85,600 shares of Wyndham Series A and B preferred stock.

  In connection with the company's acquisition of CHCI on June 30, 1998 the Company may be obligated on September 30, 2000 and September 30, 2002 to pay Mr. Alibhai and Mr. Weiser additional consideration, in each case based upon the performance of certain specific assets, based on formulas as set forth in certain merger and contribution agreements.

Sale of Hotels to Milton Fine

  In November 1998, the companies sold the Courtyard by Marriott in Westborough, Massachusetts and the Residence Inn by Marriott in Pittsburgh, Pennsylvania, as well as 50% equity interest in each of the Courtyard by Marriott in Orange, Connecticut and the Courtyard by Marriott in St. Louis, Missouri to Milton Fine for an aggregate purchase price of $41.5 million.

Other Related Party Transactions

  The company licenses from Paul Nussbaum the name and trademark of Patriot American Hospitality, Inc. under a perpetual no-cost license agreement.

  During 1998, Wyndham received hotel management fees in the aggregate amount of $8,301,956 from the partnership owning Wyndham hotels ("Hotel
Partnerships") listed below, in which Crow Family Members have an interest. Some or all of the Wyndham Senior Executive Officers have an ownership interest in such Hotel Partnerships.

  During 1998, Wyndham received payments in the aggregate amount of $4,207,325 from the Hotel Partnerships listed below, in which Crow Family Members have an interest. Some or all of the Wyndham Senior Executive Officers have an ownership interest in such Hotel Partnerships. The payments were received as reimbursements for certain administrative, tax legal, accounting, finance, risk management, sales and marketing services provided by Wyndham to such entities.

   Hotel Partnership                                          Hotel
   -----------------                                          -----
   Anatole Hotel Investors, L.P................... Wyndham Anatole
   Bristol Hotel Associates, Ltd.................. Wyndham Bristol
   Playhouse Square Hotel Limited Partnership..... Wyndham Playhouse Square
   MTD Associates................................. Wyndham Milwaukee Center
   Hotel and Convention Center Partners I-XI.
    Ltd........................................... Wyndham Palm Springs
   Amgreen-Heritage Hotel Partnership, Ltd........ Wyndham Garden Hotel-Orange
   Waterfront-Hotel Associates, S.E............... Wyndham Old San Juan

  During 1998, Wyndham received hotel management fees in the aggregate of $14,319,964 from the ownership entity of the hotel listed below in which Milton Fine, Paul Nussbaum, Karim Alighai, Rolf Ruhfus, or Sherwood Weiser has an interest.

                                                      1998 Aggregate Management
      Milt Fine                                           and Service Fees
      ---------                                       -------------------------
      Marriott-Harrisburg, PA                                $  265,734
      Marriott Reach Resort; Key West, Fla.                     201,187
      Marriott-Pittsburgh Airport                               294,884
      Marriott-Albany, NY                                       340,144
      Marriott Mission Valley, San Diego                        323,684
      Marriott Minnetonka, Minneapolis                          273,466
      Marriott Courtyard; St. Louis                             378,029
      Marriott Courtyard-Westborough; Boston                    208,065
      Marriott Courtyard Orange                                 210,486
      Marriott-Ft. Lauderdale                                   173,532
      Marriott Greentree, Pittsburgh                            658,613
      Marriott Providence                                     1,383,983
      Marriott Trumbull                                       1,554,174
      Embassy Suites Chicago                                    377,213
      Residence Inn Pittsburgh                                   46,866
      Hilton Garden Inn-Chicago                              99 Opening
      Paul Nussbaum
      -------------
      Marriott Residence Inn, Houston                        $  210,737
      Holiday Inn Astrodome                                     215,020
      Days Inn Astrodome                                         49,350
      Sheraton Astrodome                                        524,190
      Radisson Astrodome                                         94,849
      Ramada Astrodome                                              --
      Sheraton Edmonton                                         216,335
      Inn at Maingate dba Doubletree Maingate                   204,220
      Karim Alibhai
      -------------
      Days Inn Astrodome, Houston                            $   49,350
      Days Inn Greenspoint, Houston                              45,530
      Hampton Inn Corpus Christi                                 46,824
      Hawthorne Suites, Houston                                  86,974
      Holiday Inn Stevens Point, Portage County,                273,629
       Wisconsin
      Holiday Inn Astrodome, Houston                            161,733
      Inn at Maingate dba Doubletree Maingate,                  204,220
       Kissimmee, FL
      Marriott Residence Inn, Houston Medical Center            210,737
      Sheraton Astrodome, Houston                               524,190
      Sheraton Edmonton, Alberta Canada                         216,335
      Omni Baltimore                                            916,675
      Wyndham Miami-Biscayne Bay                                449,110
      Radisson Astrodome, Houston                                94,849
      Holiday Inn-Lenox                                         221,928
      Wyndham Garden Market Center, Dallas                      137,813
      Days Inn Austin                                            40,314
      Radisson Acapulco                                          21,639
      Wyndham Montreal                                          256,793

      Rolf Ruhfus
      -----------
      Summerfield Suites-Bridgewater          $141,990
      Summerfield Suites-Burlington            136,446
      Summerfield Suites Chicago Downtown      158,621
      Summerfield Suites Charlotte              36,006
      Summerfield Suites Gaithersburg           98,982
      Summerfield Suites Pleasanton             51,339
      Summerfield Suites Scottsdale              4,889
      Summerfield Suites Harrison                  --
      Summerfield Suites Plymouth Meeting          --
      Sierra Suites-Atlanta Perimeter              --
      Sierra Suites-Bothell                     45,901
      Sierra Suites-Chantilly                      332
      Sierra Suites-Orlando                     40,272
      Sierra Suites-Lake Buena Vista            36,740
      Sierra Suites-Phoenix Metro Center        25,621
      Sierra Suites-Piscataway                  29,637
      Sierra Suites-Pleasanton                  23,613
      Sierra Suites-Scottsdale                  54,871
      Sierra Suites-Waltham                     32,470
      Sierra Suites-Woburn                      53,678
      Sierra Suites-Atlanta Brookhaven             --
      Sierra Suites-San Jose                       --
      Sherwood Weiser
      ---------------
      Holiday Inn Dayton Mall, Ohio             37,161
      Sheraton University City, Philadelphia   161,089
      Wyndham Miami-Biscayne Bay               449,110
      Westin Hotel Providence, RI              143,982
      Washington Duke                          359,750

  During 1998, the Company made lease payments of $455,414 to an affiliate of Summerfield Associates L.P., a partnership in which Rolf Ruhfus has an ownership interest, related to the hotels listed below:

      Sierra Suites Atlanta Cumberland          82,894
      Sierra Suites Phoenix Camelback          181,989
      Sierra Suites Westborough                190,531

  During 1996, the Wyndham Senior Executive Officers incurred indebtedness to Wyndham Finance Limited Partnership ("WFLP"), a partnership owned by the Crow Family Members. Notes representing such loans were purchased by Wyndham Hotel Corporation in May of 1996 in connection with its formation for a cash payment to WFLP in the amount of $18,576,000, which is equivalent to the aggregate outstanding principal and accrued interest severally owing by the Wyndham Senior Executive Officers to WFLP. Such promissory notes, which are made payable to Wyndham, accrue interest at 6% per annum and are secured by the pledge of certain paired shares held by the note obligors. The outstanding principal and accrued interest (compounded quarterly) is payable in a single lump sum in May 2001. The aggregate principal amount of such loans, including interest are as follows:

                                                               December 31, 1998
                                                               -----------------
   James D. Carreker..........................................    $5,770,000
   Leslie V. Bentley..........................................    $2,124,000
   Stanley M. Koonce, Jr. ....................................    $2,163,000
   Anne L. Raymond............................................    $5,197,000

  During 1998, the Companies made payments in the aggregate amount of $1.2 million as lease payments for its corporate office space to an entity in which Crow Family Members have an ownership interest.

  In 1998 the Company made payments in the aggregate amounts of $66,000 as lease payments for the Summerfield divisional offices in Wichita, Kansas to Summerfield Associates L.P., a partnership in which Rolf Ruhfus has an ownership interest. The leases terminate in June 2001.

  During 1998, Wyndham made payments in the aggregate amount of $3,423,000 to Wyndham Travel Management Ltd. an entity owned by Lucy Billingsley (the daughter of Mr. Trammell Crow), for travel services provided to Wyndham.

  During 1998, Wyndham received payments in the aggregate amount of $117,900 from Crow-Los Patriots Limited, a senior assisted living facility in which certain Crow Family Members have an ownership interest. The payments were received as management fees.

  During 1998, Patriot provided William W. Evans, III with a non-recourse loan of $424,375 to assist Mr. Evans with the payment of income taxes in the vesting of his shares of Paired Common Stock. This loan is secured by 53,667 shares of Paired Common Stock and bears interest at 7.5% per annum. The loan is due on November 27, 2003, or 60 days after Mr. Evans' termination of employment, if earlier.

  During 1998, Wyndham provided Lawrence S. Jones with a non-recourse loan of $300,000. This loan bears interest at 7% per annum and is due on October 5, 2001. As provided in Mr. Jones's employment agreements, a portion of the loan may be forgiven upon Mr. Jones's termination of employment with the Companies.

  Wyndham is a guarantor of the obligations of Playhouse Square Hotel Limited Partnership (the owners of which include Crow Family Members and the Wyndham Senior Executive Officers) to fund operating deficits relating to such Hotel Partnership. The guarantee requires the guarantors (including Wyndham) to advance up to $600,000 per year to the extent the Hotel Partnership experiences operating deficits, with maximum required advances of $2.3 million over the term of the guarantee extending from 1995 to 2000. Playhouse Square Hotel Limited Partnership has caused to be deposited the sum of $1,000,000 as reserve to secure the payment of the guaranteed obligations and to fund operating deficits. Wyndham has not to date been required to make any advance under the guarantee.

  Pursuant to the terms of its management agreement relating to the Wyndham Hotel at Los Angeles Airport (the "LAX"), Wyndham agreed to loan $4,560,000 to be applied to costs of refurbishment of the LAX. The refurbishment loan is evidenced by a promissory note (the "Note Receivable"), which has been partially funded in the amount of $4,237,000 as of December 31, 1998. Wyndham's obligation to make the remaining advances under the refurbishment loan is secured by a letter of credit, which, in turn, is collateralized by $440,241 (in cash) as of December 31, 1998. Prior to the formation of Wyndham, WHC LAX Associates, L.P. ("WHC LAX"), a limited partnership owned by Crow Family Members and the Wyndham Senior Executive Officers, paid Wyndham $4,560,000 in return for Wyndham's agreement to pay to WHC LAX all payments that Wyndham receives under the Note Receivable. Wyndham also agreed that, insofar as the WHC LAX's $4,560,000 payment to Wyndham exceeds advances that Wyndham is obligated to make, but has not yet made, under the Note Receivable, it would pay to WHC LAX interest at a variable rate that has ranged from 5.25% to 5.81% per annum on the unfunded amounts. As of December 31, 1998, Wyndham
has accrued such interest in the amount of $   .

  In 1996, Wyndham entered into a five year service agreement with ISIS 2000, an entity owned by Crow Family Members and the Wyndham Senior Executive Officers, whereby ISIS 2000 will provide centralized reservations and property management services to all Wyndham brand hotels. The services will be provided for a fee comprised of an initial link-up charge plus a per reservation fee and a per hotel charge for the property management system. The service fee incurred by Wyndham totaled $4,368,000 in 1998. Wyndham has entered into an asset management agreement with ISIS 2000 providing for human resource, finance, accounting, payroll, legal and tax services. In addition, Wyndham had guaranteed operating leases on behalf of ISIS 2000 in the approximate amount of $1.8 million as of December 31, 1998. In connection with the Wyndham Merger, each of the owners of ISIS 2000 granted an option (collectively, the "ISIS Options") to Patriot to purchase their ownership interests in ISIS 2000. The exercise price of the ISIS Options is equal to an amount that would yield an internal rate of return equal to 12.5% on total capital contribution by the owners of ISIS 2000 as of the date of exercise. As of December 31, 1998, the aggregate exercise price of the ISIS Options was approximately $3,000,000.

  In 1998 the Company made payments in the aggregate amount of $5,467,000 to Kinetic Group Limited Partnership, an entity 50% owned by Trammell Crow Company and 50% owned by an entity owned by Crow Family Members and certain Senior Executive Officers. The payments were made under the terms of a service agreement whereby Kinetic Group Limited Partnership provides management information services to the Companies. In connection with the Wyndham merger, the 50% entity owned by Crow Family Members and certain Senior Executive Officers granted options to Patriot to purchase their ownership interests in the 50% owner of Kinetic Group Limited Partnership. The exercise price of such options is $100.00.

  In 1997, Wyndham entered into a construction loan agreement with the Wyndham Anatole Hotel (the "Anatole Hotel"), in which Crow Family Members have an ownership interest. Under the agreement, Wyndham made a loan in the amount of $10,000,000 for the construction costs of the hotel.

  Crow Family Members retained the right to receive additional consideration in an aggregate amount of up to $3,000,000 related to Wyndham Greenspoint-Houston and Wyndham-Midtown Atlanta based on contingencies related to target returns on invested capital as set forth in certain purchase and sale agreements prior to the Wyndham merger and which survive the applicable termination agreement.

  In 1998 the Company managed Wyndham branded hotels for certain affiliates of Hampstead Group L.L.C. An entity owned by Crow Family Members and certain Senior Executive Officers (Hamcontinpay) may be entitled to a contingent payment at such time as all such hotels achieve an investment return target of 15% on all equity capital invested through such program plus certain overhead costs. The amount of such contingent payment is 10% of all cash proceeds realized in excess of the investment return target.

  Wyndham has made insurance premium payments to Wynright Insurance ("Wynright"), an entity owned by Crow Family Members and the Wyndham Senior Executive Officers, with respect to certain insurance policies maintained for the benefit of Wyndham and hotels owned or leased by Wyndham. Such payments totaled $730,000 in 1998.

  In 1996, a subsidiary of Wyndham entered into a master management agreement with Homegate, an entity in which Crow Family Members have an interest. On October 31, 1997, the management agreement with Homegate was terminated and Wyndham received $8,000,000 in cash and a promissory note in the amount of $3,000,000 in exchange for the termination. The promissory note was collected on January 9, 1998.

  Leonard Boxer, a director of Wyndham, is a partner is Stroock & Stroock & Lavan, a law firm that has advised Patriot on certain matters relating to the acquisition of certain real property.

  In 1998 the Company paid Rolf Ruhfus in excess of $598,393 in consulting fees under terms set forth in a consulting agreement entered into in connection with the Summerfield Acquisition. The Consulting Agreement expires in June 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Exchange Act, requires the companies' officers, directors and persons who beneficially own more than ten percent of the paired common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Companies with copies of all Section 16(a) forms they file.

  Based solely upon a review of the copies of such forms furnished to the Companies, or written representations that no Form 5 filings were required, Patriot and Wyndham believe that during 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that: (1) Mr. Lyon inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the redemption and distribution of certain paired partnership units; (2) Mr. Lyon inadvertently failed to file a Form 4 with the SEC on a timely basis to report several sales of paired shares; (3) Mr. Weiser inadvertently failed to file a Form 5 with the SEC on a timely basis with respect to the redemption and distribution of certain paired partnership units and the sale of certain paired shares; (4) Mr. Holtzman and Ms. Priest inadvertently failed to file a Form 3 with the SEC on a timely basis when they became reporting persons; (5) Mr. Alibhai inadvertently failed to file a Form 4 with the SEC on a timely basis to report the disposition of certain of certain preferred C Wyndham partnership units; (6) Mr. Grossman inadvertently failed to file a Form 4 with the SEC on a timely basis to report the grant of certain paired shares as a bonus; (7) Mr. Novak inadvertently failed to file a Form 4 with the SEC on a timely basis to report the acquisition of certain paired shares in connection with the merger of Wyndham Hotel Company with and into Patriot American Hospitality, Inc.; (8) Mr. Weiser inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the redemption of certain paired partnership units and a Form 4 with respect to the redemption of certain paired partnership units and the sale of certain paired shares.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are
included herein at pages F-1 through   . The following financial statement
schedules are included herein at pages    through   :

    Schedule III--Real Estate and Accumulated Depreciation for Patriot American Hospitality, Inc.
    Schedule IV--Mortgage Loans on Real Estate for Patriot American Hospitality, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

  (b) Reports on Form 8-K for the quarter ended December 31, 1998:

    Joint Current Report on Form 8-K, of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated November 9, 1998 (Nos. 001-09319 and 001-09320 filed November 9, 1998), as amended November 10, 1998, reporting under Item 5 current developments regarding combined liquidity and capital resources, the forward contracts the treasury rate lock agreements, Hurricane Georges and third quarter 1998 earnings.

    Joint Current Report on Form 8-K, of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated November 27, 1998 (Nos. 001-09319 and 001-09320 filed December 3, 1998) reporting under Item 5 current developments regarding combined funds from operations for the three months ending December 31, 1998.

    Joint Current Report on Form 8-K, of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated December 16, 1998 (Nos. 001-09319 and 001-09320 filed December 16, 1998) reporting under

  Item 5 current developments regarding a letter of intent with a group of investors for a $1 billion equity investment.

    Joint Current Report on Form 8-K, of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated December 16, 1998 (Nos. 001-09319 and 001-09320 filed December 18, 1998) reporting under Item 5 current developments regarding potential asset sales, the forward contracts and fourth quarter 1998 earnings.

    Joint Current Report on Form 8-K, of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated December 20, 1998 (Nos. 001-09319 and 001-09320 filed December 22, 1998) reporting under Item 5 the adoption by the Boards of Directors of a Shareholder Rights Agreement.

  (c) Exhibits:

      Exhibit
        No.                      Description
      ------- -------------------------------------------------
              Statement regarding computation of ratios (filed
       12.1   herewith).

              Significant Subsidiaries of Patriot and Wyndham
       21.1   (filed herewith).

       23.1   Consent of Ernst & Young LLP (filed herewith).

       24.1   Powers of Attorney (included on signature pages).

              Financial Data Schedule of Patriot (filed
       27.1   herewith).

              Financial Data Schedule of Wyndham (filed
       27.2   herewith).

       99. 1  Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and UBS, AG, London Branch
       99.2   Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and PaineWebber Financial
              Products, Inc.
       99.3   Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and NationsBanc Mortgage


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, March 26, 1999.

                                          PATRIOT AMERICAN HOSPITALITY, INC.

                                                   /s/ James D. Carreker
                                          By: _________________________________
                                                     James D. Carreker
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

        /s/ James D. Carreker          Chief Executive Officer      March 26, 1999
______________________________________  (Principal Executive
          James D. Carreker             Officer)

         /s/ Paul A. Nussbaum          Director                     March 26, 1999
______________________________________
           Paul A. Nussbaum

       /s/ William W. Evans III        President, Chief Operating   March 26, 1999
______________________________________  Officer and Director
         William W. Evans III

        /s/ Lawrence S. Jones          Executive Vice President     March 26, 1999
______________________________________  and Treasurer (Principal
          Lawrence S. Jones             Accounting Officer)

______________________________________ Director
             Milton Fine

         /s/ John H. Daniels           Director                     March 26, 1999
______________________________________
           John H. Daniels

        /s/ John C. Deterding          Director                     March 26, 1999
______________________________________
          John C. Deterding

______________________________________ Director
          Gregory R. Dillon

         /s/ Arch K. Jacobson          Director                     March 26, 1999
______________________________________
           Arch K. Jacobson

         /s/ Phillip J. Ward           Director                     March 26, 1999
______________________________________
           Phillip J. Ward


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, March 26, 1999.

                                          WYNDHAM INTERNATIONAL, INC.

                                                   /s/ James D. Carreker
                                          By: _________________________________
                                                     James D. Carreker
                                              Chairman of the Board and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

        /s/ James D. Carreker          Chairman of the Board and    March 26, 1999
______________________________________  Chief Executive Officer
          James D. Carreker             (Principal Executive
                                        Officer)

          /s/ Karim Alibhai            President, Chief Operating   March 26, 1999
______________________________________  Officer and Director
            Karim Alibhai

        /s/ Lawrence S. Jones          Executive Vice President     March 26, 1999
______________________________________  and Treasurer (Principal
          Lawrence S. Jones             Financial Officer and
                                        Principal Accounting
                                        Officer)

         /s/ Arch K. Jacobson          Director                     March 26, 1999
______________________________________
           Arch K. Jacobson

          /s/ Leonard Boxer            Director                     March 26, 1999
______________________________________
            Leonard Boxer

                                       Director
______________________________________
          Rolf E. Ruhfus III

    /s/ Burton C. Einspruch, M.D.      Director                     March 26, 1999
______________________________________
      Burton C. Einspruch, M.D.

         /s/ Sherwood Weiser           Director                     March 26, 1999
______________________________________
           Sherwood Weiser

         /s/ James C. Leslie           Director                     March 26, 1999
______________________________________
           James C. Leslie

       /s/ Susan T. Groenteman         Director                     March 26, 1999
______________________________________
         Susan T. Groenteman

         /s/ Paul A. Nussbaum          Director                     March 26, 1999
______________________________________
           Paul A. Nussbaum


                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
                       HISTORICAL FINANCIAL INFORMATION

COMBINED PATRIOT AMERICAN HOSPITALITY, INC. AND WYNDHAM INTERNATIONAL,
 INC.:
  Report of Independent Auditors--Ernst & Young LLP.......................  F-2
  Combined Balance Sheets as of December 31, 1998 and 1997................  F-3
  Combined Statements of Operations for the years ended December 31, 1998,
   1997 and 1996..........................................................  F-4
  Combined Statements of Shareholders' Equity for the years ended December
   31, 1998, 1997 and 1996................................................  F-5
  Combined Statements of Cash Flows for the years ended December 31, 1998,
   1997 and 1996..........................................................  F-6

  PATRIOT AMERICAN HOSPITALITY, INC.:
    Consolidated Balance Sheets as of December 31, 1998 and 1997..........  F-7
    Consolidated Statements of Operations for the years ended December 31,
     1998, 1997 and 1996..................................................  F-8
    Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1998, 1997 and 1996.....................................  F-9
    Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997and 1996................................................... F-10

  WYNDHAM INTERNATIONAL, INC.:
    Consolidated Balance Sheets as of December 31, 1998 and 1997.......... F-11
    Consolidated Statements of Operations for the year ended December 31,
     1998 and the six months ended December 31, 1997...................... F-12
    Consolidated Statements of Shareholders' Equity for the year ended
     December 31, 1998 and the six months ended December 31, 1997......... F-13
    Consolidated Statements of Cash Flows for the year ended December 31,
     1998 and the six months ended December 31, 1997...................... F-14
  Notes to Financial Statements........................................... F-15
  Financial Statement Schedules:
  Schedule III--Real Estate and Accumulated Depreciation.................. F-60
  Schedule IV--Mortgage Loans on Real Estate.............................. F-71

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
 Patriot American Hospitality, Inc. and
 Wyndham International, Inc.

  We have audited (i) the accompanying consolidated balance sheets of Patriot American Hospitality, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998; (ii) the accompanying consolidated balance sheets of Wyndham International, Inc. (formerly known as Patriot American Hospitality Operating Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 and the six months ended December 31, 1997; and (iii) the accompanying combined balance sheets of Patriot American Hospitality, Inc. and Wyndham International, Inc. (the "Companies") as of December 31, 1998 and 1997, and the related combined statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, (i) the consolidated financial position of Patriot American Hospitality, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998; (ii) the consolidated financial position of Wyndham International, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and the six months ended December 31, 1997; and (iii) the combined financial position of the Companies at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
March 1, 1999

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                            COMBINED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
Investment in real estate and related improvements
 and land held for development, net of accumulated
 depreciation of $252,580 in 1998 and $68,805 in
 1997................................................   $5,585,616   $2,044,649
Cash and cash equivalents............................      123,085       42,431
Restricted cash......................................       35,869        5,005
Accounts and lease revenue receivable................      194,583       57,046
Investment in unconsolidated subsidiaries............      146,912       11,802
Mortgage notes and other receivables from
 unconsolidated subsidiaries.........................       78,403       76,419
Mortgage notes and other receivables.................       41,334       12,983
Management contracts, net of accumulated amortization
 of $11,258 in 1998 and $1,574 in 1997...............      194,014       20,879
Leaseholds, net of accumulated amortization of $5,989
 in 1998.............................................      179,922          --
Trade names and franchise costs, net of accumulated
 amortization of $6,670 in 1998 and $122 in 1997.....      125,974       11,166
Goodwill and intangibles, net of accumulated
 amortization of $20,895 in 1998 and $1,851 in 1997..      553,889      126,007
Deferred expenses, net of accumulated amortization of
 $29,136 in 1998 and $2,097 in 1997..................       37,998       21,417
Deferred acquisition costs...........................       16,144       52,500
Inventories..........................................       23,583       10,450
Other assets.........................................       78,344       15,099
                                                        ----------   ----------
 Total assets........................................   $7,415,670   $2,507,853
                                                        ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under credit facility, term loans,
 mortgage notes and capital leases...................   $3,857,521   $1,112,709
Accounts payable and accrued expenses................      313,831       78,468
Dividends and distributions payable..................          --        27,636
Deposits.............................................       26,392       12,423
Due to unconsolidated subsidiaries...................        7,919        7,304
Deferred income taxes................................      123,463        9,550
Minority interest in the Operating Partnerships......      253,970      220,177
Minority interest in consolidated subsidiaries.......      229,537       49,694

Commitment and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized:
  100,000,000 shares each; shares issued and
  outstanding: 8,981,886 shares in 1998..............           90          --
 Excess stock (paired shares), $0.01 par value,
  authorized: 750,000,000 shares each; no shares
  issued and outstanding.............................          --           --
 Common stock (paired shares), $0.01 par value,
  authorized: 650,000,000 shares each; issued and
  outstanding: 213,521,647 shares in 1998 and
  73,276,716 shares in 1997..........................        4,270        1,466
 Additional paid in capital..........................    3,024,540    1,070,973
 Notes receivable from shareholders and affiliates...      (16,364)         --
 Unearned stock compensation, net of accumulated
  amortization of $13,447 in 1998 and $5,825
  in 1997............................................       (5,494)     (13,116)
 Unrealized loss on securities available for sale....       (1,245)         --
 Unrealized foreign exchange gain....................        2,749          --
 Accumulated deficit and dividend distributions......     (405,509)     (69,431)
                                                        ----------   ----------
 Total shareholders' equity..........................    2,603,037      989,892
                                                        ----------   ----------
 Total liabilities and shareholders' equity..........   $7,415,670   $2,507,853
                                                        ==========   ==========

                       See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                     1998       1997     1996
                                                  ----------  --------  -------
Revenue:
  Hotel revenue.................................  $1,842,682  $167,727  $   --
  Participating lease revenue...................      58,440   127,033   75,893
  Racecourse facility and land lease revenue....      51,259    26,511      --
  Management fee and service fee income.........      89,067     7,088      --
  Interest and other income.....................      14,893     6,676      600
                                                  ----------  --------  -------
    Total revenue...............................   2,056,341   335,035   76,493
                                                  ----------  --------  -------
Expenses:
  Hotel expenses................................   1,173,756   118,317      --
  Racing facility operations....................      43,198    21,620      --
  Real estate and personal property taxes and
   casualty insurance...........................      68,008    17,958    7,150
  General and administrative....................     117,666    17,181    4,500
  Ground lease expense..........................     110,108     4,117    1,075
  Interest expense..............................     260,103    50,531    7,380
  Cost of acquiring leaseholds and license
   agreements...................................      64,407    54,499      --
  Treasury lock settlement......................      49,334       --       --
  Loss on sale of assets........................       9,453       --       --
  Impairment loss on assets held for sale.......      51,081       --       --
  Depreciation and amortization.................     231,233    52,685   17,420
                                                  ----------  --------  -------
    Total expenses..............................   2,178,347   336,908   37,525
                                                  ----------  --------  -------
Operating (loss) income.........................    (122,006)   (1,873)  38,968
  Equity in earnings of unconsolidated
   subsidiaries.................................       9,498     6,015    5,845
                                                  ----------  --------  -------
(Loss) income before income tax provision,
 minority interests and extraordinary item......    (112,508)    4,142   44,813
  Income tax provision..........................     (17,122)     (481)     --
                                                  ----------  --------  -------
(Loss) income before minority interests and
 extraordinary item.............................    (129,630)    3,661   44,813
  Minority interest in the Operating
   Partnerships.................................      12,651    (1,684)  (6,767)
  Minority interest in consolidated
   subsidiaries.................................      (9,427)   (1,615)     (55)
                                                  ----------  --------  -------
(Loss) income before extraordinary item.........    (126,406)      362   37,991
  Extraordinary loss from early extinguishment
   of debt, net of minority interest and income
   taxes........................................     (31,817)   (2,534)     --
                                                  ----------  --------  -------
Net (loss) income...............................  $ (158,223) $ (2,172) $37,991
                                                  ==========  ========  =======
Basic (loss) income (attributable) available to
 common shareholders:
  Net (loss) income.............................  $ (158,223) $ (2,172) $37,991
  Adjustment for equity forwards................     (21,151)      --       --
  Preferred stock dividends.....................      (7,956)      --       --
                                                  ----------  --------  -------
  Basic net (loss) income.......................  $ (187,330) $ (2,172) $37,991
                                                  ==========  ========  =======
Basic (loss) earnings per common paired share:
  (Loss) income before extraordinary item.......  $    (1.13) $   0.01  $  0.84
  Extraordinary loss............................       (0.23)    (0.04)     --
                                                  ----------  --------  -------
    Net (loss) income per common paired share...  $    (1.36) $  (0.03) $  0.84
                                                  ==========  ========  =======
Diluted (loss) income (attributable) available
 to common shareholders:
  Net (loss) income.............................  $ (158,223) $ (2,172) $37,991
  Adjustment for equity forwards................    (188,392)      --       --
  Preferred stock dividends.....................      (7,956)      --       --
                                                  ----------  --------  -------
  Diluted net (loss) income.....................  $ (354,571) $ (2,172) $37,991
                                                  ==========  ========  =======
Diluted (loss) earnings per common paired share:
  (Loss) income before extraordinary item.......  $    (2.34) $   0.01  $  0.83
  Extraordinary loss............................       (0.23)    (0.04) $   --
                                                  ----------  --------  -------
    Net (loss) income per common paired share...  $    (2.57) $  (0.03) $  0.83
                                                  ==========  ========  =======

                       See notes to financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                (in thousands, except share and per share data)

                   Preferred Stock          Common Stock                           Notes
                   --------------- --------------------------------             Receivable  Unearned   Accumulated
                                     Patriot      Wyndham           Additional  From Share-  Stock     Deficit and
                    Number    Par    Number       Number      Par    Paid in    holders and Compen-     Dividend
                   of Shares Value  of Shares    of Shares   Value   Capital    affiliates   sation   Distributions
                   --------- ----- -----------  -----------  ------ ----------  ----------- --------  -------------
Balance, December
31, 1995.........        --  $ --   29,331,870          --   $  293 $  264,515   $    --    $(1,351)    $  (1,679)
 Issuance of
 shares, net of
 offering
 expenses........        --    --   13,916,186          --      139    181,253        --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --      365,440          --        4      5,177        --     (5,144)          --
 Redemption price
 of OP units in
 excess of book
 value...........        --    --          --           --      --      (8,841)        -        --            --
 Net income......        --    --          --           --      --         --         --        --         37,991
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --         --      1,068           --
 Cash dividends..        --    --          --           --      --         --         --        --        (36,386)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1996.........        --    --   43,613,496          --      436    442,104        --     (5,427)          (74)
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......        --    --   12,824,433   57,135,658     699    231,247        --        --            --
 Issuance of
 shares, net of
 offering
 expenses........        --    --   15,830,033   15,830,033     318    386,417        --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --      547,867        4,167       5     12,896        --    (12,839)          --
 Forfeiture of
 unvested
 employee stock
 grants..........        --    --      (42,900)     (42,900)    --        (464)       --        464           --
 Issuance of
 shares for
 exercise of
 options.........        --    --      314,967      310,938       6      2,301        --        --            --
 Issuance of
 shares to redeem
 OP units........        --    --      188,820       38,820       2      2,554        --        --            --
 Redemption price
 of OP units in
 excess of book
 value...........        --    --          --           --      --      (6,082)       --        --            --
 Net loss........        --    --          --           --      --         --         --        --         (2,172)
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --         --      4,686           --
 Cash dividends          --    --          --           --      --         --         --        --        (67,185)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1997.........        --    --   73,276,716   73,276,716   1,466  1,070,973        --    (13,116)      (69,431)
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......  8,423,230    85  59,491,863   59,491,863   1,190  1,607,050        --        --            --
 Issuance of
 shares, net of
 offering
 expenses........        --    --   64,084,627   64,084,627   1,282    257,439        --        --            --
 Return of
 capital.........        --    --          --           --      --     (52,873)       --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --       39,790       39,790     --         928        --        --            --
 Issuance of
 shares for
 exercise of
 options.........        --    --    1,210,737    1,210,737      24     15,250        --        --            --
 Issuance of
 shares to redeem
 OP units........        --    --    1,362,316    1,362,316      28     27,868        --        --            --
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....        --    --          --           --      --         --     (18,617)      --            --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......        --    --          --           --      --         --        (863)      --            863
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......        --    --          --           --      --         --       3,116       --            --
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --                 7,622           --
 Net loss........        --    --          --           --      --         --         --        --       (158,223)
 Foreign currency
 translation
 adjustment......        --    --          --           --      --         --         --        --            --
 Unrealized loss
 on securities
 held for sale...        --    --          --           --      --         --         --        --            --
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Comprehensive
loss.............        --    --          --           --      --         --         --        --            --
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
 Cash dividends..        --    --          --           --      --         --         --        --        (87,390)
 Stock dividends
 declared........    558,656     5  14,055,598   14,055,598     280     97,905        --        --        (91,328)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1998.........  8,981,886 $  90 213,521,647  213,521,647  $4,270 $3,024,540   $(16,364)  $(5,494)    $(405,509)
                   ========= ===== ===========  ===========  ====== ==========   ========   =======     =========
                       Accumulated
                          Other
                      Comprehensive
                         Income
                   -------------------
                            Unrealized
                             Loss on
                   Foreign  Securities
                   Currency  Held for
                   Exchange    Sale      Total
                   -------- ---------- -----------
Balance, December
31, 1995.........   $  --    $   --    $  261,778
 Issuance of
 shares, net of
 offering
 expenses........      --        --       181,392
 Issuance of
 shares to
 employees and
 directors.......      --        --            37
 Redemption price
 of OP units in
 excess of book
 value...........      --        --        (8,841)
 Net income......      --        --        37,991
 Amortization of
 unearned stock
 compensation....      --        --         1,068
 Cash dividends..      --                 (36,386)
                   -------- ---------- -----------
Balance, December
31, 1996.........      --        --       437,039
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......      --        --       231,946
 Issuance of
 shares, net of
 offering
 expenses........      --        --       386,735
 Issuance of
 shares to
 employees and
 directors.......      --        --            62
 Forfeiture of
 unvested
 employee stock
 grants..........      --        --           --
 Issuance of
 shares for
 exercise of
 options.........      --        --         2,307
 Issuance of
 shares to redeem
 OP units........      --        --         2,556
 Redemption price
 of OP units in
 excess of book
 value...........      --        --        (6,082)
 Net loss........      --        --        (2,172)
 Amortization of
 unearned stock
 compensation....      --        --         4,686
 Cash dividends        --        --       (67,185)
                   -------- ---------- -----------
Balance, December
31, 1997.........      --        --       989,892
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......      --        --     1,608,325
 Issuance of
 shares, net of
 offering
 expenses........      --        --       258,721
 Return of
 capital.........      --        --       (52,873)
 Issuance of
 shares to
 employees and
 directors.......      --        --           928
 Issuance of
 shares for
 exercise of
 options.........      --        --        15,274
 Issuance of
 shares to redeem
 OP units........      --        --        27,896
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....      --        --       (18,617)
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......      --        --           --
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......      --        --         3,116
 Amortization of
 unearned stock
 compensation....                --         7,622
 Net loss........      --        --      (158,223)
 Foreign currency
 translation
 adjustment......    2,749       --         2,749
 Unrealized loss
 on securities
 held for sale...      --     (1,245)      (1,245)
                   -------- ---------- -----------
Comprehensive
loss.............      --        --      (156,719)
                   -------- ---------- -----------
 Cash dividends..      --        --       (87,390)
 Stock dividends
 declared........      --        --         6,862
                   -------- ---------- -----------
Balance, December
31, 1998.........   $2,749   $(1,245)  $2,603,037
                   ======== ========== ===========

                      See notes to financial statements.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------  ----------  ---------
Cash flows from operating activities:
 Net loss...................................  $ (158,223) $   (2,172) $  37,991
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization..............     231,233      52,787     17,536
 Amortization of unearned stock
  compensation..............................       7,622       4,686      1,068
 Amortization of deferred loan costs........      26,914       2,630        431
 Loss on sale of assets.....................       9,453         --         --
 Impairment loss on assets held for sale....      51,081         --         --
 Cost of acquiring leaseholds...............      64,407      54,499        --
 Payment of interest on notes receivable
  from unconsolidated subsidiaries..........         --        5,001      4,833
 Treasury lock settlement...................      49,225         --         --
 Award of unearned stock compensation and
  other.....................................         928          61         37
 Equity in earnings of unconsolidated
  subsidiaries..............................      (9,498)     (6,015)    (5,845)
 Minority interest in Operating
  Partnerships..............................     (12,652)      1,684      6,767
 Minority interest in consolidated
  subsidiaries..............................       9,427       1,615         55
 Deferred income tax benefits...............     (14,665)        --         --
 Extraordinary items........................      31,817       2,534        --
 Changes in assets and liabilities:
  Accounts receivable.......................     (65,927)    (19,494)       --
  Prepaid expenses and other assets.........      47,020      (5,965)    (1,003)
  Lease revenue receivable..................         924      (4,359)    (3,091)
  Due to/from affiliates....................         --         (421)      (324)
  Accounts payable and accrued expenses.....     (24,593)     21,039      2,741
                                              ----------  ----------  ---------
   Net cash provided by operating
    activities..............................     244,493     108,110     61,196
                                              ----------  ----------  ---------
Cash flows from investing activities:
 Acquisition of hotel properties and related
  working capital assets, net of cash
  acquired                                    (1,946,227)   (933,948)  (353,217)
 Improvements and additions to hotel
  properties................................    (189,885)    (82,269)   (21,889)
 Proceeds from sale of assets...............      77,325         --         --
 Changes in other assets....................         880         --       1,219
 Collections on other notes receivable......      12,009         --         399
 Deferred acquisition costs.................     (19,926)    (67,743)   (14,797)
 Investment in unconsolidated subsidiaries..     (24,557)     (1,574)       --
 Principal payments received on mortgage and
  other notes receivable....................         --         (500)   (31,400)
 Investment in mortgage notes and other
  receivables...............................      14,022    (116,090)       --
                                              ----------  ----------  ---------
   Net cash used in investing activities....  (2,076,359) (1,202,124)  (419,685)
                                              ----------  ----------  ---------
Cash flows from financing activities:
 Borrowings under credit facility, term
  loans and mortgage notes..................   2,883,719   1,865,634    396,302
 Repayments of borrowings under credit
  facility and other debt...................    (997,436) (1,001,236) (191,463)
 Payment of deferred loan costs.............     (39,923)    (24,471)   (1,189)
 Proceeds from issuance of common stock.....     273,995     388,621    199,261
 Contributions received from minority
  interest in consolidated subsidiarries....       5,952      35,829     11,656
 Distribution made to minority interest in
  other partnerships........................     (11,081)        --         --
 Collections on notes receivable from
  shareholders..............................       3,116         --         --
 Payments to redeem OP units................         --      (63,826)   (16,584)
 Dividends and distributions paid...........    (124,834)    (65,705)   (37,659)
 Forward equity settlements.................     (52,873)        --         --
 Foreign currency translation adjustment....       2,749         --         --
                                              ----------  ----------  ---------
   Net cash provided by financing
    activities..............................   1,943,384   1,134,846    360,324
                                              ----------  ----------  ---------
Net increase in cash and cash equivalents...     111,518      40,832      1,835
Cash and cash equivalents at beginning of
 year.......................................      47,436       6,604      4,769
                                              ----------  ----------  ---------
Cash and cash equivalents at end of year....  $  158,954  $   47,436  $   6,604
                                              ==========  ==========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest during the year......  $  224,444  $   48,254  $   6,938
                                              ==========  ==========  =========
Cash paid for income taxes during the year..  $   26,729  $      325        --
                                              ==========  ==========  =========

                       See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31, DECEMBER 31,
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
Investment in real estate and related improvements
 and land held for development, net of accumulated
 depreciation of $216,548 in 1998 and $67,501 in
 1997................................................   $4,960,429   $2,016,267
Cash and cash equivalents............................       72,360       15,355
Restricted cash......................................       17,525        5,005
Accounts receivable..................................        8,589       14,458
Investment in unconsolidated subsidiaries............      975,591       11,802
Mortgage notes and other receivables from
 unconsolidated subsidiaries.........................       78,403       76,419
Subscription Notes receivable from Wyndham...........      133,669          --
Notes and other amounts receivable from Wyndham......      180,152       42,946
Other notes receivable...............................       20,079          --
Leaseholds, net of accumulated amortization of
 $3,301..............................................      102,088          --
Goodwill and intangibles, net of accumulated
 amortization of $5,287 in 1998 and $1,257 in 1997...      139,240       87,999
Deferred expenses, net of accumulated amortization of
 $27,426 in 1998 and $2,097 in 1997..................       36,900       21,417
Deferred acquisition costs...........................        1,587       21,374
Inventories..........................................          --         1,306
Other assets.........................................       22,594        6,757
                                                        ----------   ----------
 Total assets........................................   $6,749,206   $2,321,105
                                                        ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under credit facility, term loans,
 mortgage notes and capital leases...................   $3,612,076   $1,112,709
Subscription Notes payable to Wyndham................       91,020       12,875
Notes and other amounts payable to Wyndham...........       19,109          --
Accounts payable and accrued expenses................       63,850       28,151
Dividends and distributions payable..................          --        27,185
Deferred income taxes................................       38,912          --
Due to unconsolidated subsidiaries...................        7,919        7,304
Minority interest in Patriot Partnership.............      217,924      174,640
Minority interest in consolidated subsidiaries.......      229,537       49,214

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  5,419,532 in 1998..................................           54          --
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding........................................          --           --
 Common stock, $0.01 par value; authorized:
  650,000,000 shares; shares issued and outstanding:
  213,521,647 shares in 1998 and 73,276,716 shares in
  1997...............................................        2,135          733
 Additional paid in capital..........................    2,775,722      990,821
 Notes receivable from shareholders..................      (15,254)         --
 Unearned stock compensation, net of accumulated
  amortization of $13,447 in 1998 and $5,825
  in 1997............................................       (5,494)     (13,116)
 Unrealized foreign exchange gain....................        1,142          --
 Accumulated deficit and dividend distributions .....     (289,446)     (69,411)
                                                        ----------   ----------
  Total shareholders' equity.........................    2,468,859      909,027
                                                        ----------   ----------
  Total liabilities and shareholders' equity.........   $6,749,206   $2,321,105
                                                        ==========   ==========

                       See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1998       1997     1996
                                                   ---------  --------  -------
Revenue:
  Participating lease revenue....................  $ 578,029  $180,451  $75,893
  Interest and other income......................     17,381     5,103      600
                                                   ---------  --------  -------
    Total revenue................................    595,410   185,554   76,493
                                                   ---------  --------  -------
Expenses:
  Real estate and personal property taxes and
   casualty insurance............................     55,352    17,958    7,150
  General and administrative.....................     29,784    11,157    4,500
  Ground lease expense...........................     44,972     4,117    1,075
  Interest expense...............................    245,205    51,000    7,380
  Cost of acquiring leaseholds and license
   agreements....................................     11,686    54,499      --
  Treasury lock settlement.......................     49,334       --       --
  Loss on sale of assets.........................      9,453       --       --
  Impairment loss on assets held for sale........     27,897       --       --
  Depreciation and amortization..................    161,857    49,069   17,420
                                                   ---------  --------  -------
    Total expenses...............................    635,540   187,800   37,525
                                                   ---------  --------  -------
  Operating (loss) income........................    (40,130)   (2,246)  38,968
  Equity in earnings of unconsolidated
   subsidiaries..................................     36,726     6,015    5,845
                                                   ---------  --------  -------
  (Loss) income before income tax, minority
   interest and extraordinary item...............     (3,404)    3,769   44,813
  Income tax provision...........................     (2,742)      --       --
                                                   ---------  --------  -------
  (Loss) income before minority interests and
   extraordinary item............................     (6,146)    3,769   44,813
  Minority interest in the Patriot Partnership...        (98)   (1,713)  (6,767)
  Minority interest in consolidated
   subsidiaries..................................     (8,084)   (1,674)     (55)
                                                   ---------  --------  -------
  (Loss) income before extraordinary item........    (14,328)      382   37,991
  Extraordinary loss from early extinguishment of
   debt, net of minority interest................    (30,560)   (2,534)     --
                                                   ---------  --------  -------
Net (loss) income................................  $ (44,888) $ (2,152) $37,991
                                                   =========  ========  =======
Basic (loss) income (attributable) available to
 common shareholders:
  Net (loss) income..............................  $ (44,888) $ (2,152) $37,991
  Adjustment for equity forwards.................    (21,151)      --       --
  Preferred stock dividends......................     (5,249)      --       --
                                                   ---------  --------  -------
    Basic net (loss) income......................  $ (71,288) $ (2,152) $37,991
                                                   =========  ========  =======
Basic (loss) earnings per common share:
  (Loss) income before extraordinary item........  $   (0.30) $   0.01  $  0.84
  Extraordinary loss.............................      (0.22)    (0.04)     --
                                                   ---------  --------  -------
    Net (loss) income per common share...........  $   (0.52) $  (0.03) $  0.84
                                                   =========  ========  =======
Diluted (loss) income (attributable) available to
 common share:
  Net (loss) income..............................  $ (44,888) $ (2,152) $37,991
  Adjustment for equity forwards.................   (188,392)      --       --
  Preferred stock dividends......................     (5,249)      --       --
                                                   ---------  --------  -------
    Diluted net (loss) income....................  $(238,529) $ (2,152) $37,991
                                                   =========  ========  =======
Diluted (loss) earnings per common share:
  (Loss) income before extraordinary item........  $   (1.51) $   0.01  $  0.83
  Extraordinary loss.............................      (0.22)    (0.04)     --
                                                   ---------  --------  -------
    Net (loss) income per common share...........  $   (1.73) $  (0.03) $  0.83
                                                   =========  ========  =======

                       See notes to financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (in thousands, except share and per share data)

                                                                                                                   Accumulated
                                                                                                                      Other
                                                                                                                  Comprehensive
                                                                                                                   Income Item
                                                                                                                  -------------
                     Preferred Stock       Common Stock
                   ------------------- ----------------------                Notes                   Accumulated
                                                              Additional   Receivable    Unearned    Deficit and     Foreign
                   Number of Par Value  Number of   Par Value  Paid in        from        Stock       Dividend      Currency
                    Shares     Stock     Shares       Stock    Capital    Shareholders Compensation Distributions  Translation
                   --------- --------- -----------  --------- ----------  ------------ ------------ ------------- -------------
Balance, December
31, 1995.........        --    $ --     29,331,870   $  293   $  264,515    $    --      $(1,351)     $  (1,679)     $  --
 Issuance of
 shares, net of
 offering
 expenses........        --      --     13,916,186      139      181,253         --          --             --          --
 Issuance of
 shares to
 employees and
 directors.......        --      --        365,440        4        5,177         --       (5,144)           --          --
 Redemption price
 of OP units in
 excess of book
 value...........        --      --            --       --        (8,841)        --          --             --          --
 Net income......        --      --            --       --           --          --          --          37,991         --
 Amortization of
 unearned stock
 compensation....        --      --            --       --           --          --        1,068            --          --
 Cash dividends..        --      --            --       --           --          --          --         (36,386)        --
                   ---------   -----   -----------   ------   ----------    --------     -------      ---------      ------
Balance, December
31, 1996.........        --      --     43,613,496      436      442,104         --       (5,427)           (74)        --
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......        --      --     12,824,433      128      170,222         --          --             --          --
 Issuance of
 shares, net of
 offering
 expenses........        --      --     15,830,033      159      367,076         --          --             --          --
 Issuance of
 shares to
 employees and
 directors.......        --      --        547,867        5       12,896         --      (12,839)           --          --
 Forfeiture of
 unvested
 employee stock
 grants..........        --      --        (42,900)     --          (464)        --          464            --          --
 Issuance of
 shares for
 exercise of
 options.........        --      --        314,967        3        2,192         --          --             --          --
 Issuance of
 shares to redeem
 OP units........        --      --        188,820        2        2,494         --          --             --          --
 Redemption price
 of OP units in
 excess of book
 value...........        --      --            --       --        (5,699)        --          --             --          --
 Net loss........        --      --            --       --           --          --          --          (2,152)        --
 Amortization of
 unearned stock
 compensation....        --      --            --       --           --          --        4,686            --          --
 Cash dividends..        --      --            --       --           --          --          --         (67,185)        --
                   ---------   -----   -----------   ------   ----------    --------     -------      ---------      ------
Balance, December
31, 1997.........        --      --     73,276,716      733      990,821         --      (13,116)       (69,411)        --
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......  4,860,876      49    59,491,863      595    1,454,845         --          --             --          --
 Issuance of
 shares, net of
 offering
 expenses........        --      --     64,084,627      641      245,068         --          --             --          --
 Return of
 capital.........        --      --            --       --       (52,460)        --          --             --          --
 Issuance of
 shares to
 employees and
 directors.......        --      --         39,790      --           882         --          --             --          --
 Issuance of
 shares for
 exercise of
 options.........        --      --      1,210,737       12       14,498         --          --             --          --
 Issuance of
 shares to redeem
 OP units........        --      --      1,362,316       14       26,337         --          --             --          --
 Issuance of
 notes receivable
 from
 shareholders for
 mergers.........        --      --            --       --           --      (17,389)        --             --          --
 Accrued interest
 on notes
 receivable from
 shareholders....        --      --            --       --           --         (863)        --             863         --
 Collections on
 notes receivable
 from
 shareholders....        --      --            --       --           --        2,998         --             --          --
 Amortization of
 unearned stock
 compensation....        --      --            --       --           --          --        7,622            --          --
 Net loss........        --      --            --       --           --          --          --         (44,888)        --
 Foreign currency
 translation
 adjustment......        --      --            --       --           --          --          --             --        1,142
                   ---------   -----   -----------   ------   ----------    --------     -------      ---------      ------
Comprehensive
loss.............        --      --            --       --           --          --          --             --          --
                   ---------   -----   -----------   ------   ----------    --------     -------      ---------      ------
 Cash dividends..        --      --            --       --           --          --          --         (86,250)        --
 Stock dividends
 declared........    558,656       5    14,055,598      140       95,731         --          --         (89,760)        --
                   ---------   -----   -----------   ------   ----------    --------     -------      ---------      ------
Balance, December
31, 1998.........  5,419,532   $  54   213,521,647   $2,135   $2,775,722    $(15,254)    $(5,494)     $(289,446)     $1,142
                   =========   =====   ===========   ======   ==========    ========     =======      =========      ======
                     Total
                   -----------
Balance, December
31, 1995.........  $  261,778
 Issuance of
 shares, net of
 offering
 expenses........     181,392
 Issuance of
 shares to
 employees and
 directors.......          37
 Redemption price
 of OP units in
 excess of book
 value...........      (8,841)
 Net income......      37,991
 Amortization of
 unearned stock
 compensation....       1,068
 Cash dividends..     (36,386)
                   -----------
Balance, December
31, 1996.........     437,039
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......     170,350
 Issuance of
 shares, net of
 offering
 expenses........     367,235
 Issuance of
 shares to
 employees and
 directors.......          62
 Forfeiture of
 unvested
 employee stock
 grants..........         --
 Issuance of
 shares for
 exercise of
 options.........       2,195
 Issuance of
 shares to redeem
 OP units........       2,496
 Redemption price
 of OP units in
 excess of book
 value...........      (5,699)
 Net loss........      (2,152)
 Amortization of
 unearned stock
 compensation....       4,686
 Cash dividends..     (67,185)
                   -----------
Balance, December
31, 1997.........     909,027
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......   1,455,489
 Issuance of
 shares, net of
 offering
 expenses........     245,709
 Return of
 capital.........     (52,460)
 Issuance of
 shares to
 employees and
 directors.......         882
 Issuance of
 shares for
 exercise of
 options.........      14,510
 Issuance of
 shares to redeem
 OP units........      26,351
 Issuance of
 notes receivable
 from
 shareholders for
 mergers.........     (17,389)
 Accrued interest
 on notes
 receivable from
 shareholders....         --
 Collections on
 notes receivable
 from
 shareholders....       2,998
 Amortization of
 unearned stock
 compensation....       7,622
 Net loss........     (44,888)
 Foreign currency
 translation
 adjustment......       1,142
                   -----------
Comprehensive
loss.............     (43,746)
                   -----------
 Cash dividends..     (86,250)
 Stock dividends
 declared........       6,116
                   -----------
Balance, December
31, 1998.........  $2,468,859
                   ===========

                      See notes to financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Year Ended December 31,
                                            -----------------------------------
                                               1998         1997        1996
                                            -----------  -----------  ---------
Cash flows from operating activities:
 Net loss ................................  $   (44,888) $    (2,152) $  37,991
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization............      161,857       49,171     17,536
 Amortization of unearned stock
  compensation............................        7,622        4,686      1,068
 Amortization of deferred loan costs......       25,210        2,630        431
 Loss on sale of assets...................        9,453          --         --
 Impairment loss on assets held for
  sale....................................       27,897          --         --
 Cost of acquiring leaseholds.............       11,686       54,499        --
 Payment of interest on notes receivable
  from unconsolidated subsidiaries........          --         5,001      4,833
 Treasury lock settlement.................       49,225          --         --
 Award of unearned stock compensation and
  other...................................          882           61         37
 Equity in earnings of unconsolidated
  subsidiaries............................      (36,726)      (6,015)    (5,845)
 Minority interest in Patriot
  Partnership.............................           98        1,713      6,767
 Minority interest in consolidated
  subsidiaries............................        8,084        1,674         55

 Extraordinary items......................       30,560        2,534        --
 Changes in assets and liabilities:
  Accounts receivable.....................       (7,549)       (550)        --
  Lease revenue receivable................          --        (6,754)    (3,091)
  Prepaid expenses and other assets.......       28,438       (2,407)    (1,003)
  Participating lease payments receivable
   .......................................      (14,549)         --         --
  Due to/from affiliates..................       35,879           85       (324)
  Accounts payable and accrued expenses...      (25,082)      10,657      2,741
                                            -----------  -----------  ---------
   Net cash provided by operating
    activities............................      268,097      114,833     61,196
                                            -----------  -----------  ---------
Cash flows from investing activities:
 Acquisition of hotel properties and
  related working capital assets, net of
  cash acquired...........................   (1,987,429)    (937,135)  (353,217)
 Improvements and additions to hotel
  properties..............................     (161,674)     (82,269)   (21,889)
 Proceeds from sale of assets.............       69,266          --         --
 Changes in other assets..................          --       (38,921)     1,618
 Collections on other notes receivable....        6,998          --         --
 Deferred acquisition costs...............       (6,507)     (36,617)   (14,797)
 Investment and receivables from
  unconsolidated subsidiaries.............      (24,979)      (2,074)   (31,400)
 Investment in mortgage notes and other
  receivables.............................       (6,925)    (103,875)       --
                                            -----------  -----------  ---------
   Net cash used in investing activities..   (2,111,250)  (1,200,891)  (419,685)
                                            -----------  -----------  ---------
Cash flows from financing activities:
 Borrowings under credit facility, term
  loans and mortgage notes................    2,696,381    1,865,634    396,302
 Payments on subscription notes...........      (12,875)         --         --
 Repayments of borrowings under credit
  facility and other debt.................     (825,013)  (1,017,447)  (191,463)
 Payment of deferred loan costs...........      (34,759)     (24,471)    (1,189)
 Proceeds from issuance of common stock...      260,219      369,430    199,261
 Contributions received from minority
  interest in consolidated subsidiaries...        5,952       35,829     11,656
 Distribution made to minority interest in
  consolidated subsidiaries...............       (7,587)         --         --
 Collections on notes receivable from
  shareholders                                    2,998          --         --
 Payments to redeem OP units..............          --       (63,826)   (16,584)
 Dividends and distributions paid.........     (121,320)     (65,335)   (37,659)
 Forward equity settlements...............      (52,460)         --         --
 Other....................................        1,142          --         --
                                            -----------  -----------  ---------
   Net cash provided by financing
    activities............................    1,912,678    1,099,814    360,324
                                            -----------  -----------  ---------
Net increase in cash and cash
 equivalents..............................       69,525       13,756      1,835
Cash and cash equivalents at beginning of
 year.....................................       20,360        6,604      4,769
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $    89,885  $    20,360  $   6,604
                                            ===========  ===========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest during the year....  $   207,716  $    48,254  $   6,938
                                            ===========  ===========  =========

                       See notes to financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $   50,725    $ 27,076
 Restricted cash.....................................       18,344         --
 Accounts receivable.................................      185,994      46,340
 Notes and other receivables from Patriot............       19,109      12,875
 Inventories.........................................       23,583       9,144
 Prepaid expenses and other current assets...........       28,195       5,227
                                                        ----------    --------
 Total current assets................................      325,950     100,662
Investment in real estate and related improvements,
 net of accumulated depreciation of $36,032 in 1998
 and $1,304 in 1997..................................      626,103      28,382
Investments in unconsolidated subsidiaries...........       86,812         --
Subscription Notes receivable from Patriot...........       91,020         --
Mortgage notes and other receivables.................       21,255      12,983
Management contract costs, net of accumulated
 amortization of $11,258 in 1998 and $1,574 in 1997..      194,014      20,879
Leaseholds, net of accumulated amortization of
 $2,688..............................................       77,834         --
Trade names and franchise costs, net of accumulated
 amortization of $6,198 in 1998 and $122 in 1997.....      125,974      11,166
Deferred acquisition costs...........................       14,557      31,126
Goodwill, net of accumulated amortization of $15,608
 in 1998 and $594 in 1997............................      414,649      38,008
Deferred expenses, net of accumulated amortization of
 $1,710..............................................        1,098         --
Other assets.........................................       27,555       8,882
                                                        ----------    --------
 Total assets........................................   $2,006,821    $252,088
                                                        ==========    ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...............   $  249,981    $ 50,317
 Dividends and distributions payable.................          --          451
 Participating lease payments payable to Patriot.....       40,996       9,519
 Deposits............................................       26,392      12,423
 Notes and other amounts payable to Patriot..........      139,156      42,946
 Current portion of mortgage notes and capital lease
  obligations........................................      145,969         --
                                                        ----------    --------
 Total current liabilities...........................      602,494     115,656
Subscription notes payable to Patriot................      133,669         --
Mortgage notes payable and capital lease
 obligations.........................................       99,476         --
Deferred income taxes................................       84,551       9,550
Minority interest in Wyndham Partnership.............       36,046      45,537
Minority interest in consolidated subsidiaries.......      915,491         480

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  3,562,354 in 1998..................................           36         --
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding........................................          --          --
 Common stock, $0.01 par value; authorized:
  650,000,000 shares; issued and outstanding:
  213,521,647 shares in 1998 and 73,276,716 shares in
  1997...............................................        2,135         733
 Additional paid in capital..........................      248,818      80,152
 Notes receivable from affiliates....................       (1,110)        --
 Unrealized loss on securities held for sale.........       (1,245)        --
 Unrealized foreign exchange gain....................        1,607         --
 Accumulated deficit and dividend distributions......     (115,147)        (20)
                                                        ----------    --------
 Total shareholders' equity..........................      135,094      80,865
                                                        ----------    --------
  Total liabilities and shareholders' equity.........   $2,006,821    $252,088
                                                        ==========    ========

                       See notes to financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   For the Six
                                                       Year Ended  Months Ended
                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
Revenue:
  Hotel revenue......................................  $1,842,682    $167,727
  Racecourse facility revenue........................      51,259      26,344
  Management fee and service fee income..............      89,983       7,088
  Interest and other income..........................      18,303       2,975
                                                       ----------    --------
    Total revenue....................................   2,002,227     204,134
                                                       ----------    --------
Expenses:
  Hotel expenses.....................................   1,251,548     118,317
  Racecourse facility operations.....................      43,198      24,245
  General and administrative.........................      87,882       6,024
  Cost of acquiring leaseholds.......................      52,721         --
  Impairment loss on assets held for sale............      23,184         --
  Depreciation and amortization......................      69,375       3,616
  Participating lease payments.......................     519,589      50,626
  Interest expense...................................      35,690         933
                                                       ----------    --------
    Total expenses...................................   2,083,187     203,761
                                                       ----------    --------
  Operating (loss) income............................     (80,960)        373
  Equity in earnings of unconsolidated subsidiaries..       3,134         --
                                                       ----------    --------
  (Loss) income before income tax provision, minority
   interests and extraordinary item..................     (77,826)        373
  Income tax provision...............................     (14,381)       (481)
                                                       ----------    --------
  Loss before minority interests and extraordinary
   item..............................................     (92,207)       (108)
  Minority interest in Wyndham Partnership...........      12,750          29
  Minority interest in consolidated subsidiaries.....     (31,705)         59
                                                       ----------    --------
  Loss before extraordinary item.....................    (111,162)        (20)
  Extraordinary loss from early extinguishment of
   debt, net of applicable taxes.....................      (1,257)        --
                                                       ----------    --------
    Net loss.........................................  $ (112,419)   $    (20)
                                                       ==========    ========
Basic (loss) income (attributable) available to
 common shareholders:
  Net (loss) income..................................  $ (112,419)   $    (20)
  Preferred stock dividends..........................      (2,707)        --
                                                       ----------    --------
  Basic net loss.....................................  $ (115,126)   $    (20)
                                                       ==========    ========
Basic loss per common share:
  Loss before extraordinary item.....................  $    (0.83)   $    --
  Extraordinary loss.................................       (0.01)        --
                                                       ----------    --------
    Loss per common share............................  $    (0.84)   $    --
                                                       ==========    ========
Diluted (loss) income (attributable) available to
 common shareholders:
  Net (loss) income..................................  $ (112,419)   $    (20)
  Preferred stock dividends..........................      (2,707)        --
                                                       ----------    --------
    Diluted net loss.................................  $ (115,126)   $    (20)
                                                       ==========    ========
Diluted loss per common share:
  Loss before extraordinary item.....................  $    (0.83)   $    --
  Extraordinary loss.................................       (0.01)        --
                                                       ----------    --------
    Loss per common share............................  $    (0.84)   $    --
                                                       ==========    ========

                       See notes to financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                                                                 Income Items
                                                                                            -----------------------
                   Preferred Stock    Common Stock                                          Unrealized
                   --------------- -------------------               Notes     Accumulated   Loss on
                                                       Additional  Receivable  Deficit and  Securities    Foreign
                   Number of  Par   Number of    Par    Paid in       from      Dividend     Held for    Currency
                    Shares   Value   Shares     Value   Capital    Affiliates Distributions    Sale     Translation  Total
                   --------- ----- -----------  ------ ----------  ---------- ------------- ----------  ----------- --------
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......        --  $--    57,135,658  $  571 $  61,025    $   --       $   --     $     --      $  --     $ 61,596
 Issuance of
 shares, net of
 offering
 expenses........        --   --    15,830,033     159    19,341        --           --           --         --       19,500
 Issuance of
 shares to
 employees and
 directors.......        --   --         4,167     --        --         --           --           --         --          --
 Forfeiture of
 unvested
 employee stock
 grants..........        --   --       (42,900)    --        --         --           --           --         --          --
 Issuance of
 shares for
 exercise of
 options.........        --   --       310,938       3       109        --           --           --         --          112
 Issuance of
 shares to redeem
 OP units........        --   --        38,820     --         60        --           --           --         --           60
 Redemption price
 of OP units in
 excess of book
 value...........        --   --           --      --       (383)       --           --           --         --         (383)
 Net loss........                          --      --        --                                   (20)                   (20)
                   --------- ----  -----------  ------ ---------    -------      -------    ---------     ------    --------
Balance, December
31, 1997.........        --   --    73,276,716     733    80,152        --           --           (20)       --       80,865
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......  3,562,354   36   59,491,863     595   152,205        --           --           --         --      152,836
 Issuance of
 shares, net of
 offering
 expenses........        --   --    64,084,627     641    12,371        --           --           --         --       13,012
 Return of
 capital.........        --   --           --      --       (413)       --           --           --         --         (413)
 Issuance of
 shares to
 employees and
 directors.......        --   --        39,790     --         46        --           --           --         --           46
 Note receivable
 from
 affiliates......        --   --           --      --        --      (1,228)         --           --         --       (1,228)
 Collections on
 note receivable
 from affiliate..        --   --           --      --        --         118          --           --         --          118
 Issuance of
 shares for
 exercise of
 options.........        --   --     1,210,737      12       752        --           --           --         --          764
 Issuance of
 shares to redeem
 OP units........        --   --     1,362,316      14     1,531        --           --           --         --        1,545
 Net loss........                          --      --        --                              (112,419)              (112,419)
 Unrealized loss
 on securities
 held for sale...        --   --           --      --        --         --        (1,245)         --         --       (1,245)
 Foreign currency
 translation
 adjustment......        --   --           --      --        --         --           --           --       1,607       1,607
                   --------- ----  -----------  ------ ---------    -------      -------    ---------     ------    --------
Comprehensive
loss.............        --   --           --      --        --         --           --           --         --     (112,057)
                   --------- ----  -----------  ------ ---------    -------      -------    ---------     ------    --------
 Cash dividend...        --   --           --      --        --         --           --        (1,140)       --       (1,140)
 Stock dividend
 declared........        --   --    14,055,598     140     2,174        --           --        (1,568)       --          746
                   --------- ----  -----------  ------ ---------    -------      -------    ---------     ------    --------
Balance, December
31, 1998.........  3,562,354 $ 36  213,521,647  $2,135 $ 248,818    $(1,110)     $(1,245)   $(115,147)    $1,607    $135,094
                   ========= ====  ===========  ====== =========    =======      =======    =========     ======    ========

                      See notes to financial statements.

                          WYNDHAM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the Six
                                                       Year Ended  Months Ended
                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
Cash flows from operating activities:
  Net loss...........................................  $(112,419)    $   (20)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization....................     69,375       3,616
    Amortization of deferred loan costs..............      1,705         --
    Impairment loss on assets held for sale..........     23,184         --
    Cost of acquiring leaseholds.....................     52,721         --
    Award of unearned stock compensation.............         46         --
    Equity in earnings of unconsolidated
     subsidiaries....................................     (3,134)        --
    Minority interest in Wyndham Partnership.........    (12,750)        (29)
    Minority interest in consolidated subsidiaries...     31,705         (59)
    Deferred income tax benefit......................    (14,665)        --
    Extraordinary items..............................      1,257         --
    Changes in assets and liabilities:
      Accounts receivable............................    (39,758)    (18,944)
      Prepaid expenses and other assets..............     19,582      (1,204)
      Participating lease payments
       payable/receivable............................     15,473       2,395
      Due to/from affiliates.........................    (42,624)       (506)
      Accounts payable and accrued expenses..........        489       8,028
                                                       ---------     -------
        Net cash used in operating activities........     (9,813)     (6,723)
                                                       ---------     -------
Cash flows from investing activities:
  Acquisition of hotel properties and related working
   capital assets....................................    (44,494)      5,147
  Cash received upon acquisition of hotel assets.....     85,696         --
  Improvements and additions to hotel properties.....    (29,127)     (2,099)
  Proceeds from sale of assets.......................      8,059         --
  Changes in other assets............................        880         --
  Collections on other notes receivable..............      5,011         --
  Deferred acquisition costs.........................    (13,419)        --
  Investment in unconsolidated subsidiaries..........        422         --
  Due to/from affiliates.............................    (20,676)        --
  Investment in mortgage notes and other
   receivables.......................................     20,947      (4,281)
                                                       ---------     -------
        Net cash provided by (used in) investing
         activities..................................     13,299      (1,233)
                                                       ---------     -------
Cash flows from financing activities:
  Borrowings under credit facility, term loans and
   mortgage notes....................................    187,338         --
  Payments on subscription notes.....................     12,875         --
  Repayments of borrowings under credit facility, and
   other debt........................................   (172,423)        141
  Payment of deferred loan costs.....................     (5,164)        --
  Proceeds from issuance of common stock.............     13,776      19,191
  Distributions made to minority interest in other
   partnerships......................................     (3,494)        --
  Collections on notes receivable from shareholders..        118      16,070
  Dividends and distributions paid...................     (3,514)       (370)
  Forward equity settlements.........................       (413)        --
  Due to/from affiliates.............................      7,801         --
  Foreign currency translation adjustment............      1,607         --
                                                       ---------     -------
        Net cash provided by financing activities....     38,507      35,032
                                                       ---------     -------
Net increase in cash and cash equivalents............     41,993      27,076
Cash and cash equivalents at beginning of period.....     27,076         --
                                                       ---------     -------
Cash and cash equivalents at end of period...........  $  69,069     $27,076
                                                       =========     =======
Supplemental disclosure of cash flow information:
Cash paid for interest during the period.............  $  16,728     $   --
                                                       =========     =======
Cash paid for taxes during the period................  $  26,729     $   325
                                                       =========     =======

                       See notes to financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)

1. Organization:

  Patriot American Hospitality, Inc. ("Old Patriot") was formed April 17, 1995 as a self-administered real estate investment trust ("REIT"). The Virginia corporation was formed for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Old Patriot completed an initial public offering of shares of common stock and commenced operations.

  On July 1, 1997, Old Patriot merged with and into California Jockey Club, with Cal Jockey being the surviving legal entity. Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows Operating Company. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc" referred hereinafter as Patriot and Bay Meadows changed its name to "Patriot American Hospitality Operating Company". As a result of the merger with Wyndham Hotel Company in January, 1998, the operating company subsequently changed its name to "Wyndham International, Inc." ("Wyndham"). Patriot and Wyndham are now collectively referred to as the Companies. Patriot and Wyndham are both Delaware corporations.

  The Cal Jockey merger has been accounted for as a reverse acquisition whereby, Cal Jockey is considered to be the acquired company for accounting purposes. Consequently, the historical financial information of Old Patriot became the historical financial information of Patriot. For accounting purposes, Wyndham commenced its operations concurrent with the closing of the Cal Jockey merger on July 1, 1997. The financial statements have been adjusted for the purchase method of accounting whereby the Bay Meadows Racecourse facilities and related leasehold improvements owned by Cal Jockey and Bay Meadows have been adjusted to estimated fair market value.

  In connection with the Cal Jockey merger, Bay Meadows formed an operating partnership, Wyndham International Operating Partnership, L.P. referred to as the Wyndham Partnership into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP units") of the Wyndham Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. referred to herein after as the Patriot Partnership, in exchange for OP units. Patriot Partnership (collectively, the Patriot Partnership and Wyndham Partnership are referred to herein as the "Operating Partnerships"). Subsequent to the completion of the Cal Jockey merger, substantially all of the operations of the Companies have been conducted through the Operating Partnerships and their subsidiaries.

  The shares of common stock of Patriot are paired and trade together with the shares of common stock of Wyndham as a single unit pursuant to a stock pairing arrangement. The single unit is comprised of one share of common stock of Patriot and one share of common stock of Wyndham and is referred to as a paired share.

  Patriot, through its wholly owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot Partnership. In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 88.0% limited partnership interest in the Patriot Partnership as of December 31, 1998.

  Wyndham owns a 1.0% general partnership interest and an approximate 86.8% limited partnership interest in the Wyndham Partnership as of December 31, 1998.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  At December 31, 1998, Patriot and Wyndham, through the Operating Partnerships and other subsidiaries including hotels owned through unconsolidated subsidiaries, owned interests in 178 hotels with an aggregate of over 43,800 guest rooms and leased 121 hotels from third parties with over 15,800 guest rooms. In addition, Wyndham manages 161 hotels for third party owners with over 38,300 guest rooms and franchises 12 hotels with over 2,900 guest rooms.

  Patriot leases 203 of its owned and leased hotels to Wyndham and five of its hotels are leased to third party lessees. Generally, the participating leases between Patriot and the hotel lessees provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable. The lessees, in turn, have entered into separate agreements with hotel management entities to manage the hotels.

  The Companies own interests in nine hotels along with 82 leaseholds for hotels leased from third parties through special purpose entities which are non-controlled subsidiaries. Patriot owns the non-voting interest and Wyndham owns the controlling voting interest in each of the non-controlled subsidiaries. As a result of this ownership, the operating results of the non-controlled subsidiaries are consolidated with Wyndham for financial reporting purposes. Patriot accounts for its investment in the non-controlled subsidiaries using the equity method of accounting.

2. Summary of Significant Accounting Policies:

 Principles of Consolidation

  The separate consolidated financial statements include the accounts of Patriot and Wyndham, their respective wholly-owned subsidiaries, and the partnerships, corporations and limited liability companies in which Patriot or Wyndham own at least a 50% controlling interest. The separate consolidated financial statements of Patriot and Wyndham have also been combined for purposes of financial statement presentation. All significant intercompany accounts and transactions have been eliminated.

 Investment in Real Estate and Related Improvements

  The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements, 7 years for the Racecourse facility and 3 to 10 years for furniture, fixtures and equipment. These estimated useful lives are based on management's knowledge of the properties and the industry in general.

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Companies would record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

  When management identifies an asset as held for sale, the Companies estimate the fair value of such assets. If in management's opinion the fair value of the asset is less than the carrying amount of the asset, a reserve for impairment is established. Fair value is estimated as the amount at which the asset could be bought or sold less costs to sell. For the year ended December 31, 1998, Patriot and Wyndham recognized approximately $27,897 and $2,681, respectively, of impairment losses. Patriot recognized approximately $9,453 of losses related to other assets sold during the year.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Repairs and maintenance of hotel properties owned by Patriot are paid by the lessees. Major renewals and betterments are capitalized. Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $12,112, $2,562 and $91 was capitalized in 1998, 1997 and 1996, respectively.

 Cash and Cash Equivalents

  All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

 Restricted Cash

  Certain debt agreements and the franchise agreements provide that cash from hotel operations be restricted for the future acquisition or replacement of property and equipment each year based on a percentage of gross hotel revenues and premiums for property taxes and insurance. The requirements range from 3% to 6%.

 Investment in Unconsolidated Subsidiaries

  The Companies' investments in unconsolidated subsidiaries include investments in 23 assets ranging from approximately 5% to 99%. These investments are accounted for using the equity method of accounting. Generally, Patriot owns an approximate 99% non-voting interest in each investment. Wyndham owns an approximate 1% voting interest in each investment, except for PAH Ravinia, Inc. which owns the Crowne Plaza Ravinia Hotel and PAH Windwatch, L.L.C. which owns the Wyndham Windwatch Hotel for which the 1% voting interest is held by certain officers of the Companies.

 Management contracts, trade names and franchise costs

  The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization is computed using the straight-line method over estimated useful lives ranging from 6 to 30 years. Certain management agreements include repayment provisions if termination occurs prior to the term of the agreement. During 1998, Wyndham recorded $2,950 for termination of management contracts that is included in interest and other income.

 Leaseholds

  The costs associated with the acquisition of 121 leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement.

 Goodwill and intangibles

  Goodwill and intangibles recognized in connection with the acquisition of certain businesses are amortized utilizing the straight-line method over a period of 5 to 40 years. The carrying value of goodwill is reviewed based on undiscounted cash flows over the remaining amortization period. Should this review indicate that the goodwill will not be recoverable, a reserve for impairment is established. For the year ended December 31, 1998, Wyndham recognized an approximate $20,503 impairment loss on goodwill, related to assets and businesses held for sale at December 31, 1998.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Deferred Expenses

  Deferred expenses consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
   Deferred loan costs....................................... $ 61,708  $22,798
   Costs of non-compete agreements...........................    1,479      --
   Franchise fees............................................      616      429
   Other.....................................................    3,331      287
                                                              --------  -------
                                                                67,134   23,514
   Less: accumulated amortization............................  (29,136)  (2,097)
                                                              --------  -------
                                                              $ 37,998  $21,417
                                                              ========  =======

  Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from one to ten years. Deferred loan costs include $4,132 of fully-amortized costs associated with Patriot's old credit facility which was repaid in July 1997. Costs of non-compete agreements are amortized using the straight-line method over the terms of the related agreement. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements.

 Inventories

  Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

 Other Assets

  Leasehold improvements and furniture, fixtures and equipment related to the Companies' corporate offices are carried at cost and amortized over estimated useful lives of 5 to 7 years. Insurance premiums included in other assets are expensed on a pro-rata basis over the life of the related policies. Security deposits paid in connection with certain leasehold agreements of approximately $42,988 are included in other assets.

 Dividends

  Patriot has paid sufficient dividends in order to maintain its status as a REIT under the Internal Revenue Code of 1996 (the "Code"). Payment of such dividends is dependent upon receipt of distributions from the Patriot Partnership. Dividends may be paid in cash or securities.

 Deposits

  Deposits represent cash received from guests for future hotel reservations at the hotels that Wyndham manages.

 Income Taxes

  Patriot has qualified to be a REIT under Sections 856 through 860 of the Code. Under the Code, if certain requirements are met in a given tax year, a corporation that is treated as a REIT will generally not be subject to federal income tax with respect to income which it distributes to its shareholders. Patriot has declared dividends

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

in excess of its taxable income through 1998. Accordingly, no provision for federal income taxes has been reflected in the Patriot's financial statements. For federal income tax purposes, 1998 dividends totaled $2.04 per common share, of which 1% and 39% were considered capital gain and return of capital, respectively. In 1997, dividends totaled $1.09 per common share, none of which was considered return of capital and in 1996, dividends totaled $0.92 per common share, none of which was considered return of capital.

  Wyndham records its provision for income taxes in accordance with SFAS No.
109. Under the liability method of SFAS No. 109, deferred taxes are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. See Note 15.

 Minority Interest in the Operating Partnerships

  Minority interest in the Operating Partnerships includes adjustments for the minority partners' share of the current period net income and certain other adjustments for the issuance or redemption of OP units.

 Minority Interest in Consolidated Subsidiaries

  The Companies have entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each controlled joint venture is included in the consolidated financial statements of the Companies.

 Forward Equity Transactions Subject to Price Adjustments

  The Companies are parties to transactions with three counterparties involving the sale of paired shares, with related price adjustment mechanisms. The original agreements and subsequent amendments provide for a settlement mechanism in either cash or additional paired shares. At each settlement date, the Companies have and will record an adjustment to equity for the change in fair market value of the Companies' paired shares until the forward equity contracts are settled in full. See Note 11 for additional details on the forward equity transactions.

 Stock Splits

  On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

  In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Wyndham declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

  Unless otherwise indicated, all references in the combined and consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Patriot common stock into

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

 Stock Dividend

  On December 22, 1998, Patriot declared a stock dividend of $0.44 per share of common stock for the fourth quarter ended December 31, 1998 (the "Dividend"). The Dividend was payable on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the Dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share of Patriot.

  Per share data (including dividends), weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

 Earnings per Share

  The Companies have adopted SFAS No. 128 "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS No. 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Shares of common stock granted to officers and employees of Patriot and Wyndham are included in the computation only after the shares become fully vested. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other restricted awards to officers and employees of Patriot and Wyndham, convertible preferred shares and collateral shares issued in conjunction with certain forward equity transactions (see Note 10).

 Stock Compensation

  The Companies account for their stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and intend to continue to do so. See Note 14 for a discussion of the Companies' stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

 Revenue Recognition

  Patriot and the Patriot Partnership lease their hotel properties to Wyndham and other lessees pursuant to separate participating leases. In addition, the Patriot Partnership leases the Racecourse facilities to Wyndham pursuant to a separate lease agreement. Lease income is recognized when earned under the related leases. Wyndham primarily operates and manages hotel properties. Hotel revenue, management fees, service and other fees, are recognized when earned.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Foreign Currency Translation

  Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U.S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in shareholders' equity. Realized foreign currency gains and losses are included in results of operations.

 Advertising Costs

  The Companies participate in various advertising and marketing programs. All costs are expensed in the period in which the advertising first takes place. The Companies have recognized advertising expenses of $61,468 for 1998.

 Self Insurance

  The Company is self insured for various levels of general liability, workers' compensation and employee medical coverage. Accrued expenses include the estimated cost from unpaid incurred claims.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentrations

  With the exception of its investment in the Racecourse facility, Patriot currently invests primarily in hotel properties. The hotel industry is highly competitive and Patriot's hotel investments are subject to competition from other hotels for guests. Each of Patriot's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. Patriot believes that brand recognition, location, quality of the hotel, services provided and price are the principal competitive factors affecting its hotel investments.

 Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all components of comprehensive income and the ending accumulated balances for each item, classified by their nature, be reported in the financial statements in the period in which they are recognized. The Companies adopted SFAS No. 130 beginning with the interim financial statements for the quarter ended March 31, 1998.

 Business Segments

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 changes current practice by establishing a new framework on which to base segment reporting, including the determination of a segment and the financial

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

information to be disclosed for each segment, referred to as the "management" approach. The management approach requires that management identify "operating segments" based on the way that management reviews the entity for making internal operating decisions. SFAS No. 131 was adopted by the Companies with the fiscal year ended December 31, 1998. See Note 18.

 Derivative Instruments and Hedging Activities

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Companies expect to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 will require the Companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS No. 133 will have on the earnings and financial position of the Companies.

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

3. Investments in Real Estate and Related Improvements and Land Held for
Development:

  Investment in Real Estate and Related Improvements and Land Held for Development consists of the following:

                                          As of December 31, 1998
                               ------------------------------------------------
                                           Patriot
                               ---------------------------------
                                 Hotel     Racecourse                Wyndham
                               Properties   Facility    Total     International
                               ----------  ---------- ----------  -------------
   Land......................  $  376,794   $ 2,340   $  379,134    $114,664
   Land held for
    development..............      81,314       --        81,314         --
   Buildings and
    improvements.............   4,063,747    21,865    4,085,612     416,427
   Furniture, fixtures and
    equipment................     515,224       837      516,061     122,290
   Renovations in progress...     142,217       536      142,753      11,435
                               ----------   -------   ----------    --------
                                5,179,296    25,578    5,204,874     664,816
   Less: impairment reserve..      (8,803)  (19,094)     (27,897)     (2,681)
   Less: accumulated
    depreciation.............    (212,800)   (3,748)    (216,548)    (36,032)
                               ----------   -------   ----------    --------
                               $4,957,693   $ 2,736   $4,960,429    $626,103
                               ==========   =======   ==========    ========

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


                                         As of December 31, 1997
                              ------------------------------------------------
                                          Patriot
                              ---------------------------------
                                Hotel     Racecourse                Wyndham
                              Properties   Facility    Total     International
                              ----------  ---------- ----------  -------------
   Land...................... $  168,222   $   --    $  168,222     $   --
   Land held for
    development..............     17,980       --        17,980         --
   Buildings and
    improvements.............  1,676,551    18,795    1,695,346         --
   Furniture, fixtures and
    equipment................    187,705       517      188,222      29,686
   Renovations in progress...     13,998       --        13,998         --
                              ----------   -------   ----------     -------
                               2,064,456    19,312    2,083,768      29,686
   Less: accumulated
    depreciation.............    (66,122)   (1,379)     (67,501)     (1,304)
                              ----------   -------   ----------     -------
                              $1,998,334   $17,933   $2,016,267     $28,382
                              ==========   =======   ==========     =======

  The Companies have approximately $550,315 of assets held for sale which are included in investments in real estate and related improvements and land held for development in the accompanying financial statements which are expected to be sold during 1999. The assets held for sale include approximately $435,906 of non-proprietary branded segment assets, $93,337 of resort segment assets and $21,072 of other segment assets. See Note 18 for Segment Reporting. Additionally, the Companies have recorded an impairment reserve of approximately $30,578 related to these assets held for sale. The impairment relates in part to six hotels which had a combined net income of $1,323 for the year ended December 31, 1998. Additionally, the impairment relates to the Bay Meadows Racecourse which had operating income of $969 for the year ended December 31, 1998 and was sold in February of 1999. See Note 22.

 Investments in Hotel Properties

  During 1996, Patriot acquired investments in 23 hotels for approximately $372,147 (including closing costs and approximately $3,456 related to the assumption of operating liabilities and acquisition costs). These acquisitions were financed primarily with funds drawn on Patriot's credit facility and the issuance of 600,703 OP units valued at approximately $16,391. In addition, the payment of a portion of the purchase price related to the acquisition of six of the hotels, in the amount of $2,000, was paid in February 1998. This amount is included in accounts payable and accrued expenses at December 31, 1997.

  During 1997, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $1,331,459 in the acquisition of 45 hotels with a total of approximately 12,000 guest rooms. These acquisitions were financed primarily with funds drawn on Patriot's Credit Facility, a $350,000 term loan, new mortgage financing in the amount of $236,892, the issuance of 5,629,172 OP units valued at approximately $130,137, the issuance of 1,719,535 paired shares valued at approximately $38,492, like-kind exchange of properties (see discussion below) and the assumption of mortgage debt in the amount of approximately $34,263.

  During 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234,116 in the acquisition of four hotels with a total of over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on Patriot's Credit Facility, the issuance of 53,989 OP units valued at approximately $1,496, the issuance of 390,335 paired shares valued at approximately $10,000 and the assumption of mortgage debt in the amount of approximately $80,074. In addition, Patriot acquired an office building that will be converted into a hotel for approximately $33,900.

 Cal Jockey Merger

  At the closing of the Cal Jockey merger, 11,105,795 paired shares of Cal Jockey and Bay Meadows were outstanding, resulting in total purchase consideration for the transaction of approximately $190,188 (of which $130,516 related to Cal Jockey and $59,672 related to Bay Meadows). The estimated value of the Cal Jockey

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

and Bay Meadows paired shares was $33.00 per paired share based on a conversion ratio of Patriot common stock into paired shares equal to 0.51895, and the closing market price of Patriot's common stock on October 30, 1996 (the date the Cal Jockey merger agreement was executed) of $17.125.

 Land Leases

  PaineWebber, a PaineWebber affiliate and Patriot entered into a ground lease covering a portion of the land on which the Racecourse is situated for a term of seven years. The lease provides for quarterly rental payments of $750 through March 1998, $813 through March 1999, $875 through March 2000, $1,000 through March 2002 and $1,250 through July 2004. Patriot has subleased the Racecourse land and leased the related improvements to a wholly owned subsidiary of Wyndham in order to permit Wyndham to continue horseracing operations at the Racecourse through the term of Patriot's lease. The sublease is for a term of seven years with annual payments based on percentages of revenue generated. In addition, Patriot has leased certain land adjacent to the Racecourse to Borders, Inc. for an initial term of 20 years with a fixed net annual rent of $279 for years 1 through 10, $362 for years 11 through 15 and $416 for years 16 through 20. In connection with the sale, Patriot assigned all of its rights and benefits under existing leases, contracts, permits and entitlements relating to the land sold (excluding the Borders lease) to the PaineWebber affiliate. The PaineWebber affiliate assumed substantially all of Patriot's development obligations including, but not limited to, all obligations for on and off-site improvements and all obligations under existing lease and contracts. Pursuant to the agreement, Patriot has funded $10,250 of development costs for new stables as of December 31, 1998). The parties have the option to renew such leases upon their expiration under certain circumstances. See Note 22.

 Asset Sales

  During 1998, Patriot sold its interest in four hotel assets: Courtyard by Marriott Hotel in Orange, Connecticut; Courtyard by Marriott Hotel in St. Louis, Missouri; Residence Inn by Marriott in Pittsburgh, Pennsylvania; and the Westborough by Marriott in Westborough, Massachusetts, collectively hereinafter referred to as the Fine Transaction, for a net purchase price of approximately $32,500. The assets were sold to an affiliate of an independent member of the Patriot Board of Directors. Patriot recognized no gain or loss on sale as a result of this transaction.

  Additionally in December 1998, Patriot sold its interest in three hotel assets previously leased to NorthCoast Hotels, LLC (a third party lessee of Patriot); the WestCoast Roosevelt Hotel, the WestCoast Gateway Hotel located in Seattle, Washington and the WestCoast Wenatchee Hotel located in Wenatchee, Washington to an affiliate of NorthCoast. Patriot received net cash proceeds of approximately $23,700 plus a mortgage note receivable in the amount of $2,000. Patriot has also contracted with an affiliate of NorthCoast to sell a fourth hotel; the WestCoast Long Beach Hotel and Marina located in Long Beach, California for a total purchase price of approximately $7,000. Patriot recognized a loss on sale of approximately $9,453 as a result of the sale of these assets.

4. Other Businesses Acquired:

 Grand Heritage

  In August 1997, Wyndham acquired Grand Heritage Hotels, Inc. a hotel management and marketing company, and other Grand Heritage subsidiaries including Grand Heritage Leasing, L.L.C. which leased three hotels from Patriot for a purchase price of approximately $22,500. The purchase was financed primarily through the issuance of 931,972 Class A preferred OP units of Wyndham.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Gencom American Hospitality and CHC International, Inc.

  On September 1, 1997, Patriot acquired the leasehold interests related to seven Patriot hotels which were previously leased by CHC Lease Partners and re-leased such hotels to Wyndham.

  On October 1, 1997, Patriot acquired one additional leasehold interest related to a Patriot hotel previously leased by CHC Lease Partners and re-leased such hotel to Wyndham. The hotels' management contracts with CHCI related to these eight leaseholds were terminated prior to the acquisition. The aggregate purchase price of the eight leasehold interests was approximately $52,766, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot for the year ended December 31, 1997. Concurrently, Wyndham purchased an approximate 50% managing, controlling ownership interest in GAH-II, L.P. from affiliates of Gencom American Hospitality for a purchase price of approximately $13,860. These transactions were financed with approximately $644 of cash, and by issuing 2,388,932 paired OP units of the Operating Partnerships and 476,682 preferred OP units of the Wyndham Partnership.

  On June 30, 1998, pursuant to an Agreement and Plan of Merger dated as of September 30, 1997 between Patriot, Wyndham and CHCI ("CHCI merger"), the hospitality-related businesses of CHCI merged with and into Wyndham with Wyndham being the surviving company. CHCI's gaming operations were transferred to a new legal entity prior to the CHCI merger and such operations were not a part of the transaction. As a result of the CHCI merger, Wyndham, through its subsidiaries, acquired the remaining 50% investment interest in GAH-II, L.P., the remaining 17 leases and 16 of the associated management contracts related to the Patriot hotels leased by CHC Lease Partners, 8 third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other hospitality management assets. The aggregate purchase price of the 17 leasehold interests was approximately $52,721, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Wyndham for the year ended December 31, 1998.

  These transactions are collectively referred to as the GAH acquisition.

  By operation of the CHCI Merger, all the issued and outstanding shares of common stock, par value $0.005 per share, of CHCI and certain stock option rights were exchanged for an aggregate of 1,781,173 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share of Wyndham and 1,781,181 shares of Series B Redeemable Convertible Preferred Stock, par value $0.01 per share, of Wyndham. In addition, Wyndham assumed CHCI's outstanding debt in the amount of approximately $16,600.

  In addition, on September 30, 2000 and September 30, 2002, Wyndham may be obligated to pay the CHCI stockholders and a subsidiary of Wyndham may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specified assets.

 Wyndham Hotel Corporation

  On January 5, 1998, Wyndham Hotel Corporation ("Old Wyndham") merged with and into Patriot, with Patriot being the surviving corporation ("Wyndham merger").

  Patriot, as a result of the Wyndham merger, acquired ownership of ten Old Wyndham hotels and 14 ClubHouse hotels and leased such hotels to Wyndham. Thirteen of the 14 hotel leases assumed by Patriot were sub-leased to Wyndham. Wyndham's remaining 52 management and franchise contracts (excluding 16 Patriot hotels that Wyndham managed prior to the merger), the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company were transferred to certain non-controlled subsidiaries. The total purchase consideration for the Wyndham merger was approximately $982,000. The consideration consisted of: 21,594,137 paired shares; 4,860,876 shares of Series A Convertible Preferred Stock of Patriot (which are convertible on a one-for-one basis into paired shares); cash of approximately $339,000 to repay debt and pay Wyndham shareholders who elected to receive cash (which was financed with funds drawn on Patriot's Credit Facility); and the assumption of approximately $59,063 in debt. In connection with the repayment of debt

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

assumed in the Wyndham merger, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt of approximately $18,716, net of minority interest. Such amount has been reported as an extraordinary item in Patriot's consolidated statement of operations.

  In connection with the Wyndham merger, which was accounted for using the purchase method of accounting, goodwill of $323,959 was recognized.

  In 1998, the Companies issued an aggregate 261,224 paired shares valued at approximately $5,847 in settlement of certain purchase price adjustment arrangements related to Old Wyndham's acquisition of ClubHouse Hotels, Inc. prior to the merger with Patriot.

 WHG Casinos & Resorts, Inc. and related transactions

  On January 16, 1998, a subsidiary of Wyndham merged with and into WHG Casinos & Resorts Inc., with WHG being the surviving corporation, ("WHG merger"). As a result of the WHG merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club, all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 paired shares were issued in connection with the WHG merger and approximately $21,300 of debt was assumed, resulting in total purchase consideration of approximately $159,400.

  In connection with the WHG merger, which was accounted for using the purchase method of accounting, goodwill of $22,758 was recognized.

  Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31,000 in cash, issuance of 1,818,182 paired shares valued at approximately $49,227 and assumed approximately $169,572 of debt.

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

 Arcadian International Limited

  In April 1998, Patriot announced the completion of its acquisition of all of the issued and to-be-issued shares of Arcadian International Limited for 60 pence per share referred to hereinafter as the Arcadian acquisition. Including the exercise of all outstanding options to purchase shares, the assumption of debt and the acquisition of the remaining shares in the Malmaison Group, the total transaction cost was approximately (Pounds)185,900 (approximately $308,700 U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. The Arcadian acquisition, was financed through a short-term financing agreement with PaineWebber Real Estate Securities, Inc. for $160,000, at a rate equal to the borrowing rate on Patriot's revolving credit facility. In addition, Patriot assumed approximately $112,600 of debt in connection with the Arcadian acquisition. See Note 6.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  In connection with the Arcadian acquisition which was accounted for using the purchase method of accounting, goodwill of $54,405 was recognized.

 Interstate Hotels Company

  On June 2, 1998, pursuant to an Agreement and Plan of Merger dated as of December 2, 1997, as thereafter amended, between Patriot, Wyndham and Interstate Hotels Company, Interstate merged with and into Patriot with Patriot being the surviving company ("Interstate merger"). Pursuant to the Interstate merger agreement, stockholders of Interstate could elect to convert each of their shares of Interstate common stock into the right to receive either (i) $37.50 in cash, subject to proration in certain circumstances, or
(ii) a number of paired shares of Patriot and Wyndham common stock based on an exchange ratio of 1.341 paired shares for each share of Interstate common stock not exchanged for cash.

  As a result of the Interstate merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia.

  The total purchase consideration for the Interstate merger of approximately $2,086,812 consisted of 28,825,875 paired shares, cash of approximately $525,385 to pay Interstate shareholders who elected to receive cash, approximately $787,117 in debt assumed or refinanced by Patriot and approximately $73,351 to pay other transaction-related costs. In addition, Interstate shareholders received rights to receive a cash distribution of $0.40 on each share of Interstate common stock that was converted into paired shares, aggregating approximately $9,138. In connection with the repayment of debt assumed in the Interstate merger, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt of approximately $11,553, net of minority interest. Such amount has been reported as an extraordinary item in Patriot's consolidated financial statement.

  In connection with the Interstate merger which was accounted for using the purchase method of accounting, goodwill of $254 was recognized.

Interstate's Third-Party Hotel Management Business

  In May, 1998, the Companies, along with Interstate, entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close.

    . In addition to dismissal of the Marriott litigation, the Settlement
      Agreement provides for three principal transactions: (1) the re-branding of ten Marriott hotels under the Wyndham name, (2) Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and (3) the divestiture, either through a sale or a spin-off of assets, of the third-party management business which was operated by Interstate (the "Divestiture").

    . For Patriot to sell the third-party management business which was operated by Interstate to a third party (a "Sale Transaction"), Patriot must (1) sign a non-binding letter of intent (the "Letter of Intent") for the Sale Transaction on or before March 31, 1999, (2) sign a final binding contract (the "Final Binding Contract") for the Sale Transaction no later than midnight on April 14, 1999, and
      (3) consummate the Sale Transaction no later than June 14, 1999. If Patriot does not complete a Sale Transaction, it must consummate the spin-off of the third-party management business which was operated by Interstate (the "Spin-off") no later than the earliest of (1) June 14, 1999, (2) April 30, 1999 (if Patriot does not enter into a Letter of Intent by March 31, 1999), (3) thirty

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

     days after the date Marriott disapproves the Letter of Intent, (4) May 14, 1999 (if Patriot does not enter into a Final Binding Contract by April 14, 1999), or (5) thirty days after the date of Marriott disapproves of the Final Binding Contract. The last date on which either the Sale Transaction or the Spin-off may be complete pursuant to the Settlement Agreement is the "Final Divestiture Date."

  The assets expected to be included in the spin-off include management contracts, leaseholds, and other net assets with an approximate carrying value of approximately $68,000 at December 31, 1998. These assets contributed approximately $6,655 of net income for the period June 2, 1998 through December 31, 1998.

  If the Companies do not complete the Spin-off or the Sale Transaction by the Final Divestiture Date, Marriott will be entitled to receive 110% of the fees otherwise due under the Assumed Management Contracts. The Companies will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

  Moreover, subject to any defenses the Companies may have, the Companies would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels Marriott would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of Marriott-branded hotels that Wyndham manages to replace Wyndham as manager of their hotels. As a result, each respective hotel would either: (1) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (2) terminate the management contract with Wyndham and enter into a contract with another manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

 SF Hotel Company, L.P.

  On June 5, 1998, Patriot, through the Patriot Partnership, acquired all of the partnership interests in SF Hotel Company, L.P. for approximately $298,915 ("Summerfield acquisition"). The total purchase consideration for the Summerfield acquisition consisted of approximately 3,223,795 OP units, 1,397,281 paired shares, cash of approximately $165,514 and assumption of debt in the amount of approximately $17,083. In addition, the purchase price is subject to future adjustment based on (i) the market price of the paired shares through the end of 1998 (the "1998 Summerfield adjustment") and (ii) achievement of certain performance criteria through 2000 for 24 managed hotels which were not open for business (or had recently opened) as of the date of acquisition, and (iii) fulfillment of the Companies obligation to develop seven hotels. As a result of the Summerfield acquisition, Patriot acquired four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites(R) and Sierra Suites(R) hotels. Patriot has leased or sub-leased 21 of the 24 hotels to Wyndham. In addition, Patriot acquired the development contracts for several additional hotels. Estimated obligations related to these future purchase price adjustments are approximately $55,000 part of which is payable in 2000 and in part in 2001.

  In connection with the Summerfield acquisition which was accounted for using the purchase method of accounting, goodwill of $45,207 was recognized. In connection with the repayment of debt assumed in the Summerfield acquisition, Patriot incurred certain repayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt of approximately $291, net of minority interest. Such amount has been reported as an extraordinary item in Patriot's consolidated financial statement.

  Effective January 15, 1999, an additional 1,311,709 OP units valued at approximately $8,969 were issued in connection with the Summerfield acquisition as additional consideration pursuant to the purchase agreement in satisfaction of the 1998 Summerfield adjustment.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Other

  In July 1998, Wyndham acquired an approximate 49% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouse, Inc. for $1,500 in cash and 156,272 of Preferred OP units of the Wyndham Partnership which were valued at approximately $3,500.

  During 1998, Patriot also re-acquired the leasehold interests for nine of its hotels from the lessees and purchased certain license agreements for an aggregate purchase price of approximately $11,686, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations of Patriot. The Companies issued 118,812 paired shares valued at $3,000 and paid cash of $8,686. Patriot has leased the hotels to Wyndham.

5. Mortgage Notes Receivable and Other Receivables from Unconsolidated
   Subsidiaries:

  In December 1995, Patriot, through the Patriot Partnership, acquired an approximate 99% non-voting ownership interest in PAH Ravinia, a Virginia corporation, for $4,458 and PAH Ravinia acquired the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia. As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, Patriot, through the Patriot Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due January 1, 2000. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is payable monthly. All amounts owing under the mortgage notes will become due upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel.

  In September 1996, Patriot, through the Patriot Partnership, acquired an approximate 99% non-voting ownership interest in PAH Windwatch, a Delaware limited liability company. Patriot's investment in PAH Windwatch of approximately $6,217 is evidenced by a promissory note. PAH Windwatch acquired the 362-room Wyndham WindWatch Hotel in Hauppauge (Long Island), New York for approximately $31,102. As part of the financing for the acquisition of the Wyndham WindWatch Hotel, Patriot, through the Patriot Partnership, advanced PAH Windwatch $31,400 which is evidenced by a first lien mortgage note. The principal amount of the note is due on August 31, 1999. Interest at an annual rate equal to 9% is payable monthly. All amounts owed under the mortgage note will become due upon the sale of the hotel to a third party purchaser. The mortgage note is collateralized by a deed of trust on the Wyndham WindWatch Hotel.

  These acquisitions have been accounted for using the equity method of accounting. As a result, profits and losses related to these acquisitions are reflected in equity in earnings of unconsolidated subsidiaries for financial accounting purposes.

6. Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease
   Obligations:

  Outstanding borrowings under Patriot's credit facility, term loans, various mortgage and other notes and capital lease obligations consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Credit Facility......................................  $  875,587 $  455,743
   Term Loans...........................................   1,799,500    350,000
   Paine Webber Mortgage Financing......................     298,000    138,000
   El Conquistador and Condado Financing................     170,000        --
   Royal Bank of Scotland and Coutts Consortium
    Financing...........................................      97,140        --
   Mortgage notes payable to Metropolitan Life Insurance
    Company.............................................      98,892     98,892
   Unsecured Financing..................................      66,753        --
   Other mortgage debt..................................     421,944     69,702
   Capital lease obligations............................      29,705        372
                                                          ---------- ----------
                                                          $3,857,521 $1,112,709
                                                          ========== ==========

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Credit Facility and Term Loans

  In connection with the Interstate merger, the Companies closed on the commitment from the Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. to increase Patriot's existing credit facilities to an aggregate of $2,700,000 (an increase of $1,450,000 from the prior $1,250,000 credit package). The increased credit facilities include the $900,000 revolving credit facility ("Credit Facility") and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the increased credit facilities were used to fund the cash portion of the Interstate merger consideration, as well as to refinance certain outstanding indebtedness of the Patriot Companies. Interest rates will be based on the Companies' leverage ratio and may vary from 1.5% to 2.5% over LIBOR. As of December 31, 1998 the effective rate of interest was 7.314% for all borrowings under the Credit Facility except for Tranche B which was 7.564%. Patriot incurred approximately $27,405 in loan fees and other expenses associated with this financing arrangement.

  As of December 31, 1998, the Companies had no additional availability under the Credit Facility. The weighted average interest rate in effect for the Credit Facility for the period ended December 31, 1998 was 7.90% per annum. As of December 31, 1998, there was $875,587 outstanding under the Credit Facility. Additionally, Patriot had outstanding letters of credit totaling $24,413 as of December 31, 1998.

  The Credit Facility matures July 2000. The Term Loans mature on January 31, 1999 ($350,000); March 31, 1999 ($400,000); March 31, 2000 ($450,000); and
March 31, 2003 ($599,500).

  Under the original terms of the Credit Facility, two of the term loans matured on January 31, 1999 ($350 million) and March 31, 1999 ($400 million), respectively. All of the lenders under the Credit Facility have agreed to extend maturity of these two term loans to June 30, 1999, subject to Patriot and Wyndham consummating the Securities Purchase Agreement by that date (see
Note 22). In addition to the maturity extension dates, the lenders have waived certain debt covenants to June 30, 1999 which the Companies would have been in default if not waived. If the Securities Purchase Agreement is not consummated by June 30, 1999, or the Securities Purchase Agreement otherwise terminates, the maturity on these two Term Loans will be extended to March 31, 2000, and require $300,000 of principal amortization by December 31, 1999. Additionally the Companies will be required to secure the Credit Facility with mortgages and other security interests. In connection with their agreement to extend the maturities of the term loans to June 30, 1999, the Companies have paid approximately $11,700 in fees.

 Treasury Rate Lock Agreements

  Patriot previously entered into three treasury interest rate lock agreements to protect the Companies against the possibility of rising interest rates. Under the rate lock agreements, Patriot receives or makes payments based on the difference between specified interest rates, 6.06%, 6.07%, and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000. The Patriot settled the entire $525,000 in treasury interest rate locks resulting in a $49,334 one-time charge to earnings in 1998.

 Interest Rate Swaps and Caps

  As of December 31, 1998 Patriot has entered into six interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $822,000 of the outstanding balance on the Credit Facility and related term loans. If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR rate is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  The interest rate swaps, cover borrowings under the Credit Facility and Term Loans as follows:

          Amount                       Rate                                              Maturity
          ------                       ----                                              --------
         $125,000                      5.625%(1)                                         11/01/02
          125,000                      6.044%(1)                                         11/01/02
          125,000                      6.090%(1)                                         11/01/02
           72,000                       5.80%                                            12/15/00
          125,000                       5.56%                                            11/01/02
          250,000                       5.84%                                            06/01/03

--------
(1) See Note 22.

  Patriot paid $2,331 and $587 of net incremental interest expense related to the interest rate swap arrangements in 1998 and 1997, respectively.

  Additionally, Patriot has four interest rate cap arrangements as follows: an interest rate cap that limits LIBOR to 6% on up to $105,000 of indebtedness through June 1999; an interest rate cap that limits LIBOR to 7% on up to $208,750 of indebtedness through October 1999; an interest rate cap that limits LIBOR to 8.5% on up to $29,125 of indebtedness through August 2004; and an interest rate cap that limits LIBOR to 7.83% on up to $38,000 of indebtedness through October 2001.

 Paine Webber Mortgage Financing

  In July 1997, Patriot entered into a short-term financing arrangement (the "Paine Webber Mortgage Financing") with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot $103,000 through April 15, 1998. The loan was amended to extended the maturity to December 1998 then amended and extended to April 15, 1999, at a rate equal to the greater of 30-day LIBOR plus 1.75% or the borrowing rate on the Credit Facility. The effective interest rate and weighted average interest rate incurred under this borrowing was 7.314% and 7.81%, respectively for the period ended December 31, 1998. The proceeds of the Paine Webber Mortgage Financing were used by Patriot to fund or acquire four mortgage loans to certain partnerships affiliated with members of CHC Lease Partners. The Paine Webber Mortgage Financing is secured by a collateral assignment of the first lien mortgage loans encumbering four hotels (which have an aggregate net book value as of December 31, 1998 of $122,060). Patriot, through the Patriot Partnership and certain other subsidiaries, owns the hotels securing these mortgage notes.

  Effective February 15, 1999 the agreement was amended and extended to the earlier of June 30, 1999 or the closing of the Securities Purchase Agreement (see Note 22). Additionally, the amendment provides for an increase in the rate of interest to LIBOR plus 2.75% per annum.

  In connection with the acquisition of the Wyndham Emerald Plaza Hotel located in San Diego, California and the Arcadian acquisition, Paine Webber Real Estate provided loans of $35,000 and $160,000, respectively. The $160,000 loan bears interest at a rate equal to the borrowing rate of Patriot's Credit Facility and matures December 1998 (amended to April 15, 1999). The $35,000 loan bears interest at a rate of LIBOR plus 1.9% and matures December 1998 (April 15, 1999, as amended). This loan is secured by a first lien mortgage on the property (which has an aggregate net book value as of December 31, 1998 of $64,699) and the $160,000 loan is unsecured. The weighted average interest rate incurred under these borrowings was 7.76% for the period ended December 31, 1998. The effective interest rate as of December 31, 1998 was 6.964% for the $35,000 mortgage loan and 7.314% for the $160,000 unsecured loan.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Effective February 15, 1999 these agreements were amended and extended to the earlier of June 30, 1999 or the closing of the Securities Purchase Agreement (see Note 22). Additionally, the amendments provide for an increase in the rate of interest to LIBOR plus 2.75% per annum for the $35,000 loan and to LIBOR plus 5% per annum for the $160,000 loan.

 El Conquistador and Condado Hotel & Casino Financing

  In August 1998, the Companies refinanced certain debt related to the El Conquistador and the Condado Hotel & Casino. Proceeds of $145,000 from the refinancing were used to repay outstanding indebtedness of approximately $139,350, to pay legal and closing costs and to establish certain reserves, including interest reserves, required by the loan agreements. In connection with the refinancing, unamortized deferred financing costs of $1,257, net of minority interest, was written off. Such amount has been reported as an extraordinary item in Wyndham's consolidated financial statements. The loans are secured by mortgages on the properties (which have an aggregate net book value as of December 31, 1998 of $324,734), bear interest at a rate of LIBOR plus 2.25% and prior to the extension as described below, matured on November 3, 1998. The effective interest rate at December 31, 1998 was 7.314%.

  On October 20, 1998, the El Conquistador Partnership, L.P., which is beneficially owned 100% by the Companies, filed a Form S-11 with the SEC with respect to the offering of the undivided interests in a Loan Agreement between Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA") and the El Conquistador Partnership relating to certain AFICA tourism revenue bonds. It is contemplated that the AFICA Bonds will be issued in a total principal amount of $104,000, will consist of serial bonds and term bonds and will be issued in registered form, without coupons, in denominations which are multiples of $5. The proceeds from the AFICA Bond offering will be used to repay existing debt on the property, fund reserve requirements and pay costs and expenses of issuing the AFICA Bonds.

  In November 1998, the Companies entered into agreements to amend and extend the maturity dates of certain debt related to the El Conquistador and Condado Hotel and Casino to January 29, 1999. The extension agreements required that $10,000 be deposited into escrow accounts in installments beginning on the date of the extension through January 29, 1999 to secure the Companies obligations to complete the renovations caused by Hurricane Georges. Additionally the amendments provide for an increase in the rate of interest to LIBOR plus 2.75%. Upon receipt of all proceeds related to the insurance claims from Hurricane Georges, the $10,000 will be released from escrow. The financing has been subsequently extended to June 30, 1999. As a condition of the extension for the El Conquistador loan, the Companies must obtain a release from the second lien mortgage holder or repay the outstanding obligation by March 31, 1999.

  Additionally, the Companies have a term loan agreement with the Government Development Bank for Puerto Rico (GDB). As of December 31, 1998, the loan had an outstanding balance of $25,000. The loan bears interest at a rate of LIBOR plus 0.09% and matures February 2006. The Companies are required to deposit 50% of available cash flow, as defined per the loan agreement with GDB, to a maximum of $1,667 plus any prior year requirements. The loan is secured through a second lien mortgage on the property. The effective interest rate at December 31, 1998 was 5.964%.

  The weighted average interest rate incurred under these borrowings was 7.47% for the period ended December 31, 1998.

 Royal Bank of Scotland and Coutts Consortium Debt Obligations

  In connection with the Arcadian acquisition, the Companies assumed debt obligations to the Royal Bank of Scotland and Coutts Consortium which have a total outstanding balance of $97,140 as of December 31, 1998. The debt obligations include approximately $70,103 of syndicated debt to the Royal Bank of Scotland which

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

bear interest ranging from Sterling LIBOR plus 1.25% to Sterling LIBOR plus 1.75% and UK Base Rate plus 1.25% and matures from 1999 through 2001. As of December 31, 1998 Sterling LIBOR and the UK Base Rate were 6.375% and 6.25% respectively. The Companies have negotiated with the banks to extend certain of the debt obligations which mature prior to June 30, 1999, through this date. Additionally, the amendments provide for an increase in the rate of interest of 50 to 125 basis points. The debt is secured by first lien mortgages encumbering 11 hotels of Arcadian (which have an aggregate net book value as of December 31, 1998 of $143,268). The weighted average interest rate incurred under these borrowings was 9.02% for the period ended December 31, 1998. The Companies also assumed debt obligations which have a total outstanding balance of approximately $27,037 as of December 31, 1998 to the Coutts Consortium debt which bear interest at Sterling LIBOR plus 2% and matures December 2003. The debt is secured by first lien mortgages encumbering four Malmaison hotels and one Malmaison hotel currently under development (which have an aggregate net book value as of December 31, 1998 of $77,290). The weighted average interest rate incurred under these borrowings was 10.8% for the period ended December 31, 1998. The effective rate for the Royal Bank of Scotland loans range from 7.5% to 8.0% at December 31, 1998. The effective rate of the debt obligations with the Coutts Consortium are at 8.375% at December 31, 1998.


 Metropolitan Life Insurance Company Mortgage Notes

  In connection with the purchase of four hotels in September 1997, Patriot obtained $98,892 of mortgage financing with Metropolitan Life Insurance Company encumbering six hotels (which have an aggregate net book value as of December 31, 1998 of $196,948). The loans bear interest at 8.08% per annum and require monthly payments of interest only until October 1999. Thereafter, monthly payments of principal and interest in the amount of $755 are required until the October 1, 2007 maturity date.

 Unsecured Financing

  Patriot, through the Patriot Partnership and other subsidiaries, is obligated under notes with various banks and financial institutions that as of December 31, 1998, had an outstanding balance of $66,753. These notes are unsecured and bear interest at a rate ranging from 5.5% to 10.5% per annum. The notes mature from June 1999 through 2023. The weighted average interest rate incurred under these borrowings was 6.58% for the period ended December 31, 1998.

 Other Mortgage Debt

  Patriot, through the Patriot Partnership and other subsidiaries, is obligated under other mortgage notes with various banks and financial institutions that, as of December 31, 1998, had outstanding balances totaling $421,944. These notes are collateralized by mortgage liens on the property and equipment of 22 hotels including two hotels under development (which have an aggregate net book value as of December 31, 1998 of $954,423). The notes bear interest at rates ranging from 5.56% to 9.75% per annum and maturity dates in 1999 through 2005. The weighted average interest rate incurred by Patriot under these borrowings during the year ended December 31, 1998 was 8.37%.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 1998 are as follows for each of the next five years:

   Year
   ----
   1999.............................................................. $1,274,918
   2000..............................................................  1,371,266
   2001..............................................................    139,485
   2002..............................................................     65,463
   2003..............................................................    660,824
   2004 and thereafter...............................................    345,565
                                                                      ----------
                                                                      $3,857,521
                                                                      ==========

7. Subscription Notes:

  In order to effect the issuance of the paired shares of common stock and OP units which were issued in connection with certain of the Companies' mergers, other acquisition transactions and equity transactions, Patriot and Wyndham have issued promissory notes to fund the issuance of paired shares and OP units. These promissory notes are referred to as subscription notes.

  As of December 31, 1998, Patriot's obligations to Wyndham under the subscription notes totaled $91,020. In connection with each issuance of shares and OP units pursuant to a specific transaction, these subscriptions for shares and OP units are funded through the issuance of promissory notes between the Companies. The notes bear interest ranging from 6.06% to 8.7% per annum and mature from 1999 through 2001. As of December 31, 1998, Wyndham's obligations to Patriot under a subscription note totaled $133,669. The note bears interest at 8.7% per annum and mature January 2001.


8. Participating Leases:

  As of December 31, 1998 the Patriot Partnership leased all but five of its hotels to Wyndham. The remaining five hotels were leased to third party lessees. Subsequent to year end and pursuant to a prior agreement, four of the leases were terminated effective January 1, 1999. The remaining hotel leased to a third party is currently under contract to be sold. The leases as of December 31, 1998 have terms expiring through 2008. Minimum future rental income under these non-cancelable operating leases for the next five years and thereafter is as follows:

   Year
   ----
   1999................................................................ $246,672
   2000................................................................  197,045
   2001................................................................  163,891
   2002................................................................  123,839
   2003................................................................   51,896
   2004 and thereafter.................................................  117,163
                                                                        --------
                                                                        $900,506
                                                                        ========

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

9. Management Services and Related Revenues:

  In connection with the Grand Heritage acquisition, the GAH acquisition, the Wyndham merger, the Interstate merger and other transactions, Wyndham entered into or acquired management agreements. As of December 31, 1998, Wyndham and certain unconsolidated subsidiaries manage 185 of the hotels owned and leased by Patriot and its subsidiaries and 161 hotels owned by third parties. Management fees and related service fees earned for hotels owned by Patriot and its subsidiaries were $42,859 in 1998 and $3,626 in 1997. Income and expense for such fees have been eliminated in the accompanying combined financial statements of the Companies.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


10. Computation of Earnings Per Share:

  Basic and diluted earnings per share have been computed as follows:

 Combined Basic and Diluted Earnings per Share

                              Year Ended           Year Ended          Year Ended
                           December 31, 1998    December 31, 1997   December 31, 1996
                          --------------------  ------------------- ------------------
                            Basic     Diluted    Basic    Diluted    Basic   Diluted
                          ---------  ---------  --------  --------- -------- ---------
                                 (in thousands, except per share amounts)
(Loss) income before
 extraordinary item.....  $(126,406) $(126,406) $    362  $    362  $ 37,991 $ 37,991
Adjustment for equity
 forwards (1)...........    (21,151)  (188,392)      --        --        --       --
Preferred stock
 dividends..............     (7,956)    (7,956)      --        --        --       --
                          ---------  ---------  --------  --------  -------- --------
(Loss) income
 (attributable)
 available to common
 shareholders before
 extraordinary item.....   (155,513)  (322,754)      362       362    37,991   37,991
Extraordinary loss......    (31,817)   (31,817)   (2,534)   (2,534)      --       --
                          ---------  ---------  --------  --------  -------- --------
Net (loss) income
 (attributable)
 available to common
 shareholders...........  $(187,330) $(354,571) $ (2,172) $ (2,172) $ 37,991 $ 37,991
                          =========  =========  ========  ========  ======== ========
Weighted average number
 of common shares
 outstanding............    137,764    137,764    64,260    64,260    45,459   45,459
                          =========  =========  ========  ========  ========
Dilutive securities (2):
  Effect of unvested
   stock grants.........                                                          264
  Dilutive options to
   purchase paired
   shares...............                                                          274
                                                                             --------
                                                                               45,997
                                                                             ========
(Loss) earnings per
 share:
  (Loss) income
   (attributable)
   available to common
   shareholders before
   extraordinary item...  $   (1.13) $   (2.34) $   0.01  $   0.01  $   0.84 $   0.83
  Extraordinary loss....      (0.23)     (0.23)    (0.04)    (0.04)      --       --
                          ---------  ---------  --------  --------  -------- --------
  Net (loss) income.....  $   (1.36) $   (2.57) $  (0.03) $  (0.03) $   0.84 $   0.83
                          =========  =========  ========  ========  ======== ========

--------
(1) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (see Note 11), which can be settled in cash or stock, at the Companies' option. At December 31, 1998, the PaineWebber Transaction can only be settled in stock; therefore only the guaranteed return portion is adjusted in the earnings per share calculation. There is no mark-to-market adjustment for the PaineWebber Transaction which is accounted for by the Reverse Treasury Method.
(2) For 1998 the dilutive effect of unvested stock grants of 880, the option to purchase common stock of 753, shares issued in connection with forward equity contracts of 2,507 and 6,613 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. For 1997, the dilutive effect of unvested stock grants of 804 and the option to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Patriot Basic and Diluted Earnings Per Share

                                                 Year Ended        Year Ended
                              Year Ended        December 31,      December 31,
                          December 31, 1998         1997              1996
                          -------------------  ----------------  ---------------
                           Basic     Diluted    Basic   Diluted   Basic  Diluted
                          --------  ---------  -------  -------  ------- -------
                               (in thousands, except per share amounts)
(Loss) income before
 extraordinary item.....  $(14,328) $ (14,328) $   382  $   382  $37,991 $37,991
Adjustment for equity
 forwards (1)...........   (21,151)  (188,392)     --       --       --      --
Preferred stock
 dividends..............    (5,249)    (5,249)     --       --       --      --
                          --------  ---------  -------  -------  ------- -------
(Loss) income
 (attributable)
 available to common
 shareholders before
 extraordinary item.....   (40,728)  (207,969)     382      382   37,991  37,991
Extraordinary loss......   (30,560)   (30,560)  (2,534)  (2,534)     --      --
                          --------  ---------  -------  -------  ------- -------
Net (loss) income
 (attributable)
 available to common
 shareholders...........  $(71,288) $(238,529) $(2,152) $(2,152) $37,991 $37,991
                          ========  =========  =======  =======  ======= =======
Weighted average number
 of common shares
 outstanding............   137,764    137,764   64,260   64,260   45,459  45,459
                          ========  =========  =======  =======  =======
Dilutive securities (2):
  Effect of unvested
   stock grants.........                                                     264
  Dilutive options to
   purchase common
   stock................                                                     274
                                                                         -------
                                                                          45,997
                                                                         =======
(Loss) earnings per
 share:
  (Loss) income
   (attributable)
   available to common
   shareholders before
   extraordinary item...  $  (0.30) $   (1.51) $  0.01  $  0.01  $  0.84 $  0.83
  Extraordinary loss....     (0.22)     (0.22)   (0.04)   (0.04)     --      --
                          --------  ---------  -------  -------  ------- -------
  Net (loss) income.....  $  (0.52) $   (1.73) $ (0.03) $ (0.03) $  0.84 $  0.83
                          ========  =========  =======  =======  ======= =======

--------
(1) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (described in Note 11), which can be settled in cash or stock, at the Companies' option. At December 31, 1998, the PaineWebber Transaction can only be settled in stock; therefore only the guaranteed return portion is adjusted in the earnings per share calculation. There is no mark-to-market adjustment for the PaineWebber Transaction which is accounted for by the Reverse Treasury Method.
(2) For 1998 the dilutive effect of unvested stock grants of 880, the option to purchase common stock of 753, shares issued in connection with forward equity contracts of 2,507 and 6,613 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. For 1997, the dilutive effect of unvested stock grants of 804 and the option to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Wyndham Basic and Diluted Earnings Per Share (1)

                                                                For the Six
                                              Year Ended       Months ended
                                           December 31, 1998 December 31, 1997
                                           Basic and Diluted Basic and Diluted
                                           ----------------- -----------------
                                             (in thousands, except per share
                                                        amounts)
   Loss before extraordinary item.........     $(111,162)         $   (20)
   Preferred stock dividends..............        (2,707)             --
                                               ---------          -------
   Loss attributable to common
    shareholders..........................      (113,869)             (20)
   Extraordinary loss.....................        (1,257)             --
                                               ---------          -------
   Net loss attributable to common
    shareholders..........................     $(115,126)         $   (20)
                                               =========          =======
   Weighted average number of common
    shares outstanding....................       137,764           64,260
   Earnings per share:
     Loss attributable to common
      shareholders........................     $   (0.83)         $   --
     Extraordinary loss...................         (0.01)             --
                                               ---------          -------
     Net loss.............................     $   (0.84)         $   --
                                               =========          =======

--------
(1) For 1998, the dilutive effect of unvested stock grants of 880, the option to purchase common stock of 753 and 6,613 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. For 1997, the dilutive effect of unvested stock grants of 804 and the option to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive.

  See Note 14 for a discussion of the impact of SFAS No. 123 ("Accounting for Stock-Based Compensation") on earnings per share.

11. Commitments and Contingencies:

 Office Lease

  The Companies have entered into agreements to lease office space for the Companies' corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 1 to 25 years and expire between 1999 and 2009. Annual rental payments of $3,125, $127 and $126 for 1998, 1997 and 1996, respectively are reflected in general and administrative expense in the accompanying financial statements. The lease agreement entered into for the Companies' corporate headquarters is with an affiliated entity (see Note 12). Future five year minimum lease payments under these lease agreements are as follows:

   Year
   ----
   1999................................................................. $ 4,366
   2000.................................................................   3,834
   2001.................................................................   3,486
   2002.................................................................   3,414
   2003.................................................................   3,361
   2004 and thereafter..................................................   7,940
                                                                         -------
                                                                         $26,401
                                                                         =======

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Hotel and Ground Leases

  The Companies lease both land and hotels under agreements with terms ranging from one to 100 years. The Companies have incurred rent expense totaling $110,108, $4,117 and $1,075 for 1998, 1997 and 1996, respectively. Future five year minimum lease payments under these lease agreements are as follows:

   Year
   ----
   1999.............................................................. $   87,449
   2000..............................................................     87,567
   2001..............................................................     87,576
   2002..............................................................     87,692
   2003..............................................................     87,900
   2004 and thereafter...............................................  1,009,738
                                                                      ----------
                                                                      $1,447,922
                                                                      ==========

 Employment Agreements

  The Companies have entered into employment agreements with each of their respective executive officers. Generally, the agreements provide for annual base compensation with any increases during the three-year term of the agreement to be approved by the Compensation Committees of Patriot's or Wyndham's Board of Directors, as applicable.

 Future Earnout Obligations

  In connection with the CHCI merger and the Gencom acquisition, Wyndham and a subsidiary of Wyndham may be obligated to pay CHCI shareholders and a Gencom related entity additional purchase consideration, in each case based on the performance of certain specified assets.

  In connection with the Summerfield acquisition, Patriot may be obligated to pay in cash or OP units additional purchase consideration if certain performance criteria are met based on (i) the average market price of the paired shares of the Companies through December 31, 1998 and (ii) the achievement of certain performance criteria for certain hotels under development through the year 2000 (see Note 13).

  Pursuant to the joint venture agreement related to the Wyndham Chicago St. Claire Hotel (the hotel is currently under development), the agreement provides for an earnout payment payable based on the net operating income from the hotel for the year ended December 31, 2001, as calculated per the agreement.

  Forward Equity Contracts.

  Patriot is a party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Patriot's aggregate obligation under the forward equity contracts was approximately $313,300 at December 31, 1998. As of such date, Patriot has delivered an aggregate of 54 million shares to the counterparties as collateral in addition to approximately 12.5 million paired shares currently owned by the counterparties or their affiliates.

  Patriot currently intends to settle in full all of the forward transactions with the proceeds of the $1 billion equity investment. If the forward transactions are settled in cash, the counterparties must deliver to the Companies' paired shares then owned or held by them by them as collateral under the respective forward agreements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward equity agreements or to sell paired shares in connection with the forward equity agreements until the earlier of (a) the closing of the investment and (b) June 30, 1999. The agreements provide that the standstill obligations terminate if:
(i) the agreement is terminated or the parties publicly announce that they do not intend to close the investment and Patriot has not entered into another agreement that provides for a complete settlement of the forward transactions on or before June 30, 1999; (ii) the Companies' default on certain of covenants under the forward agreements or under our credit facility: (iii) any of the counterparties sells or agrees to sell paired shares; or (iv) the price of the paired shares falls to a specified threshold, as described below. Any counterparty whose standstill agreement terminates will have the right to require an immediate settlement of its forward equity transaction.

  The standstill agreement with PaineWebber Financial Products, Inc. provides that the PaineWebber standstill obligation will terminate if the closing price of the paired shares on any trading day is less than or equal to $4.50. If the closing price of the paired shares fell below $4.50 PaineWebber's standstill obligation would terminate and PaineWebber would be entitled to require settlement under its forward contract. PaineWebber has not indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The standstill agreement with NationsBanc Mortgage Capital Corporation provides that the NationsBanc standstill obligation will terminate if the weighted average trading price of the paired shares (excluding the last 30 minutes of trading) on any trading day is less than or equal to $4.50.

  The standstill agreement with UBS AG, London Branch provides that the UBS standstill obligation will terminate if the paired share price (calculated as provided in the UBS forward contract) falls below $4.50.

  Nations has asserted that its standstill obligation has terminated by virtue of the termination of PaineWebber's standstill obligation, based upon a "most favored counterparty" clause in the Nations forward contract. UBS has asserted that its standstill obligation has terminated based upon its interpretation of the measure of the paired share price. The Companies have disputed both the Nations and UBS assertions. Neither Nations nor UBS has indicated that it intends to sell paired shares or require settlement of its forward transaction.

  The Companies may settle the forward transactions by delivering either cash or paired shares (if such shares are covered by an effective registration statement). Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure you that their bank lenders would consent to any cash settlements prior to the closing of the transaction. In addition, given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on the Companies' capital stock. The dilutive effects increase as the market price of the paired shares decreases below the applicable forward prices. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by the Companies on the sale is less than $8.75 per share.

  Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale by UBS of an additional 4 million paired shares in connection with the forward equity transactions. The Companies cannot assure you that these registration statements will remain effective or that they will not be required to register more paired shares in

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

connection with the forward equity transactions. Two of the counterparties have requested that the Companies register the balance of the paired shares delivered as collateral to all three counterparties. The Companies intend to seek to register all such shares.

 Contingencies

  On January 12, 1999, a purported class action lawsuit was filed on behalf of the stockholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, names as defendants the directors of Patriot ("Directors"), as well as the Investors. The lawsuit alleges that the Directors breached their fiduciary duties to Patriot's shareholders with respect to the Companies financial condition. The lawsuit also alleges that the Directors breached their fiduciary duty by "effectively selling control" of Patriot to the investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleges that the Investors aided and abetted the Directors in their purported breaches of fiduciary duty. The plaintiffs seek monetary damages from the Directors as well as an injunction preventing the consummation of the deal with the investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (1) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (2) Crandon Capital Partners, No. 16906NC; and Robert A. Staub, No. 16907NC. The plaintiffs have proposed an order of consolidation for these four purported class action suits, and the parties are currently negotiating the terms of that order.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. Counsel is currently conducting a factual investigation of the claims made in the complaint. Also, counsel is investigating the possibility of settlement with the plaintiff, but if the matter is not settled, it will have to be litigated. Patriot's answer or pleading in response to the complaint is due on or before March 26, 1999.

  The Companies are currently involved in certain guest and customer claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a material effect on the financial statements.

12. Related Party Transactions:

 Mortgage Notes and Other Receivables from Unconsolidated Subsidiaries

  As described in Note 5, Patriot, through the Patriot Partnership, loaned $40,500 in the form of mortgage notes to PAH Ravinia as part of the financing for PAH Ravinia's acquisition of the Crowne Plaza Ravinia Hotel. Patriot recognized $43 of interest income in 1998, 1997 and 1996 related to such mortgage notes (excluding $4,268 of such interest eliminated for financial reporting purposes in 1998, and $4,280 in both 1997 and 1996). Patriot had aggregate receivables (including mortgage notes) of $42,264 and $41,587 due from PAH Ravinia as of December 31, 1998 and 1997, respectively.

  Patriot through the Patriot Partnership, also loaned $31,400 in the form of a mortgage note to PAH Windwatch (see Note 5), as part of the financing for PAH Windwatch's acquisition of the Wyndham WindWatch Hotel. Patriot recognized $79, $28 and $8 of interest income in 1998, 1997 and 1996, respectively, related to such mortgage notes (excluding $2,759, $2,810 and $754 of such interest eliminated for financial reporting purposes). Patriot had aggregate receivables (including the mortgage note) of $32,830 and $34,060 due from PAH Windwatch as of December 31, 1998 and 1997, respectively.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Additionally, the 1% voting stock of these entities is owned in part by Senior Executive Officers of Patriot and Wyndham.

 Acquisition and Sale of Interests From and to Officers and Affiliates

  In September and October 1997, in connection with certain transactions with affiliates of Gencom and CHCI to acquire ten hotels, eight leasehold interests and an investment interest in GAH (see Note 4), two of the Companies' Executive Officers and one of the Directors received cash in the aggregate amount of approximately $3,577 and a total of 2,544,308 OP units of the Operating Partnerships and 476,682 preferred OP units of the Wyndham Partnership (with an aggregate value of approximately $70,238) as consideration for their ownership interests in such assets acquired.

  In connection with the CHCI Merger, Mr. Karim Alibhai, President and Chief Operating Officer of Wyndham, received 156,863 OP units of the Operating Partnerships valued at approximately $5,000 and entities affiliated with Mr. Alibhai received 85,600 shares of Wyndham Series A Preferred Stock and 85,600 shares of Wyndham Series B Preferred Stock with an aggregate value of approximately $3,946. These units and shares were issued in consideration of Mr. Alibhai's ownership interests in CHCI and its affiliates. In addition, Mr. Sherwood M. Weiser, a director of Wyndham, received 394,397 shares of Wyndham Series A Preferred Stock and 394,398 shares of Wyndham, Series B Preferred Stock valued at $18,182 in connection with the CHCI Merger as consideration for his ownership interest in CHCI and its affiliates. Additionally, the Companies issued 65,485 Paired Shares as part of the consideration for the transaction of which Mr. Sherwood M. Weiser received 43,403 Paired Shares with an approximate value of $994.

  During 1998, Patriot sold its interest in four hotel assets: Courtyard by Marriott Hotel in Orange, Connecticut, Courtyard by Marriott Hotel in St. Louis, Missouri, Residence Inn by Marriott in Pittsburgh, Pennsylvania and the Westborough by Marriott in Westborough, Massachusetts, for a net purchase price of approximately $32,500 million. The assets were sold to an affiliate of an independent member of the Board of Directors of Patriot. Patriot recognized no gain or loss as a result of this transaction.

  Effective January 15, 1999, in connection with the Summerfield acquisition an additional 1,311,709 OP units valued at approximately $8,969 were issued as additional consideration pursuant to the purchase agreement. Of the OP units issued, Mr. Rolf E. Ruhfus III, a member of the Wyndham Board of Directors received 344,082 of the OP units issued with an approximate value of $2,353.

 Management and related services

  Wyndham and certain subsidiaries provide management and related services to a majority of the hotels owned and leased by Patriot and its subsidiaries and leased to Wyndham. The management contracts provide for fees ranging from 2% to 5%. Fees paid to Wyndham and certain subsidiaries totaled $42,859 and $3,626 in 1998 and 1997, respectively. No such fees were earned in 1996.

  Thc Companies received $22,940 fees in the aggregate from entities owned in whole or in part by affiliates of the Companies.

  During 1998, Wyndham received payments in the aggregate amount of $4,207 from hotel partnerships in which Crow Family Members have an interest. Some or all of the Wyndham senior executive officers have an ownership interest in such hotel partnerships. The payments were received as reimbursements for certain administrative, tax legal, accounting, finance, risk management, sales and marketing services provided by Wyndham to such entities.

 Notes receivable from Affiliates, Officers and Employees

  The Companies have provided funding to certain affiliated hotels as working capital and have made loans to certain officers. As of December 31, 1998, notes receivable from affiliated hotels totaled $35,766 and notes receivable from officers and employees totaled $3,554. As of December 31, 1997 notes receivable from affiliated hotels totaled $3,315.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Additionally, in connection with the Wyndham merger, Patriot assumed notes receivable from senior executive officers of the merged company. As of December 31, 1998, these promissory notes had an outstanding balance of $15,254. The notes bear interest at 6% per annum and are fully secured by the pledge of paired shares of the Companies held by the note obligors. The balance of the notes including principal and accrued interest are due and payable in one payment in May 2001. These notes are classified in shareholders' equity for financial accounting purposes.

 Other

  During 1998, the Companies made payments totaling $3,423 to Wyndham Travel Management Ltd., an entity owned by Lucy Billingsley (the daughter of Mr. Trammell Crow), for travel services provided to Wyndham.

  During 1998, the Companies made rent payments totaling $1,492 related to an agreement with an affiliate of Mr. Harlan Crow to lease office space for the Companies' corporate headquarters in Dallas, Texas and rent payments totaling $81 related to an agreement with a board member Mr. Rolf E. Ruhfus.

  The Companies, in connection with the Wyndham merger, have assumed a service agreement with ISIS 2000, an entity affiliated with a member of the Crow Family and Senior Executive Officers of the Companies, to provide centralized reservations and property management services to all Wyndham branded hotels as well as other hotels owned by the Companies. The service fees incurred by Wyndham in 1998 were $4,368. No such fees were incurred in 1997 or 1996. Pursuant to the Wyndham merger, the Companies have the option to purchase the entity through April 1999 for approximately $3,000.

  In addition, the Companies have a service contract with the Kinetic Group, an entity affiliated with a member of the Crow Family, and senior executive officers of the Companies, to provide the Companies with management information services. Fees paid for the year ended December 31, 1998 totaled $5,467. Pursuant to the Wyndham merger, the Companies have the option to purchase the entity through April 1999 for approximately one hundred dollars.

  In 1998, the Companies incurred lease expenses in the aggregate amount of $455 for lease obligations to entities owned in whole or part by an affiliate of the Companies.

  In 1998, the Companies paid $598 as a consulting fee to a director, Mr. Rolf E. Ruhfus.

  In connection with the Wyndham merger, Crow Family Members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden Laguardia as set forth in the Omnibus Purchase and Sale Agreement dated April 14, 1997. Based on the performance of such properties as of December 31, 1998, the additional consideration would be $9,152 and $9,971 respectively.

  Wyndham has made insurance premium payments to Wynright Insurance ("Wynright"), an entity owned by Crow Family Members and the Wyndham senior executive officers, with respect to certain insurance policies maintained for the benefit of Wyndham and hotels owned or leased by Wyndham. Such payments totaled $730,000 in 1998.

13. Minority Interest in the Operating Partnerships:

  Pursuant to the Operating Partnerships' respective limited partnership agreements, the common limited partners of the Operating Partnerships, including certain affiliates of the Companies, received rights (the "Redemption Rights") that enable them to cause the Operating Partnerships to redeem each pair of OP units (consisting of one OP unit of the Patriot Partnership and one OP unit of the Wyndham Partnership) in exchange

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

for cash equal to the value of a paired share (or, at the Companies' election, the Companies may redeem each pair of OP units offered for redemption for one paired share of common stock). In the case of the Wyndham Partnership's Class A preferred OP units and Class C preferred OP units described below, each of these preferred OP units may be redeemed for cash equal to the value of a paired share (or, at Wyndham's election, Wyndham may redeem each preferred OP unit offered for redemption for one paired share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP units. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnerships or the shareholders of the Companies.

  As a result of the 2-for-1 stock split in March 1997, the Cal Jockey merger and the 1.927-for-1 stock split in July 1997, the number of OP units outstanding and the OP unit conversion factor was adjusted to re-establish a one-for-one exchange ratio of OP units to common shares.

  The Patriot Partnership had a total of 49,974,000 OP units outstanding as of December 31, 1996, of which 43,613,496 OP units were held by Patriot and 5,035,700 OP units and 1,324,804 Preferred OP units were held by minority partners, which represent the minority interest in the Patriot Partnership.

  During 1997, the Patriot Partnership issued an additional 20,376 OP units valued at approximately $370 in connection with The Tutwiler Hotel acquisition, and 2,590,197 OP units valued at approximately $58,662 in connection with the acquisition of the four resort properties. In accordance with their redemption rights, during the first six months of 1997 certain partners elected to redeem a total of 379,606 OP units for a total of $14,441 in cash (based upon the market price of Patriot common stock on the effective dates of the redemptions) and 150,000 shares of Patriot common stock (such amounts have not been adjusted to reflect the stock splits and Cal Jockey merger). As of June 30, 1997, the Patriot Partnership had 6,887,049 OP units and 1,324,804 preferred OP units outstanding.

  In connection with the Cal Jockey merger, the holders of Patriot Partnership OP units and preferred OP units received OP units and Class B preferred OP units of the Wyndham Partnership in an amount equal to the number of Patriot Partnership units held by them at the closing of the Cal Jockey merger.

  In addition, during 1997, the Operating Partnerships each issued 2,456,172 OP units in connection with the acquisition of hotel properties, and 2,388,932 OP units in connection with Patriot's acquisition of eight leasehold interests from CHC Lease Partners and Wyndham's acquisition of its approximate 50% ownership interest in GAH and redeemed 6,298 OP units. In addition, the Wyndham Partnership issued 931,972 Class A Preferred OP units in connection with the Grand Heritage Acquisition and 476,682 Class C Preferred OP units in connection with the acquisition of the approximate 50% ownership interest in GAH.

  On September 30, 1997, the Companies exercised their right to call 2,000,033 OP units in each of the Operating Partnerships held by The Morgan Stanley Real Estate Fund, L.P. and certain related entities (the "Morgan Stanley Call"). The exercise price on the Morgan Stanley Call was $25.875 per pair of OP units. The Morgan Stanley Call was funded with the proceeds of certain direct placements of the Companies' paired shares. See Note 14.

  As of December 31, 1997, the Patriot Partnership had a total of 84,868,079 OP units outstanding of which 73,276,716 OP units were held by Patriot and 10,266,559 OP units and 1,324,804 preferred OP units were held by minority partners, which represent the minority interest in the Patriot Partnership. The Wyndham Partnership had a total of 86,276,733 OP units outstanding as of December 31, 1997, of which 73,276,716 OP units were held by Wyndham and 10,266,559 OP units, 931,972 Class A Preferred OP units, 1,324,804 Class B Preferred OP units and 476,682 Class C Preferred OP units were held by minority partners, which represent the minority interest in the Wyndham Partnership.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  During 1998, the Operating Partnerships issued 53,989 OP units valued at approximately $1,496 in connection with the Buena Vista hotel acquisition, and 3,223,795 OP units valued at approximately $81,146 in connection with the Summerfield acquisition.

  In accordance with their redemption rights, during 1998, certain partners of the Operating Partnerships elected to redeemed 1,010,340 OP units, of which 1,009,570 were redeemed for paired shares of common stock, and 770 OP units were redeemed for a total of $19 in cash (based on the 10 day average price of the common stock immediately preceding the date of valuation). In addition, certain limited partners of the Wyndham Partnership elected to redeem 324,809 preferred Class A OP units for common paired shares, and 46,731 preferred Class C OP units were redeemed for 28,019 common paired shares in 1998 with the remaining paired shares of 18,712 to be issued in 1999.

  In connection with the Grand Heritage acquisition in 1997, the contribution agreement provided that preferred Class A units with a value of $500 be placed in escrow and released, subject to certain 1997 operating targets. In April of 1998, 20,942 preferred Class A OP units were issued.

  In connection with the acquisition of GAH, preferred OP units of the Wyndham Partnership with a value of approximately $5,000 were held back, subject to the hotels and leaseholds acquired meeting certain operating targets over the period prior to the CHCI Merger. On June 30 1998, 156,863 Preferred Class A Op units were issued as those targets were met.

  On July 30, 1998, the Wyndham Partnership, issued 156,272 Preferred Class A OP units valued at approximately $3,500 in connection with the acquisition of an approximate 49% ownership of Don Shula's Steak Houses Inc.

  As of December 31, 1998, the Patriot Partnership had a total of 125,961,945 OP units outstanding of which 112,103,138 OP units were held by Patriot and 12,534,003 OP units, and 1,324,804 preferred OP units were held by minority partners, which represent the minority interest in the Patriot Partnership. The Wyndham Partnership had a total of 125,012,672 OP units outstanding as of December 31, 1998, of which 109,782,674 OP units were held by Wyndham and 12,534,003 OP units, 784,377 Class A Preferred OP units, 1,324,804 Class B Preferred OP units and 586,814 Class C Preferred OP units were held by minority partners which represent the minority interest in the Wyndham Partnership.

  Subsequent to December 31, 1998, the Companies issued 1,311,709 OP units valued at approximately $8,969 as additional purchase consideration in the Summerfield acquisition.

14. Shareholders' Equity:

 Capital Stock

  Patriot's and Wyndham's respective Boards of Directors have authorized the issuance of up to 100,000,000 shares of preferred stock in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1997, no preferred stock was issued.

  During 1998, Patriot issued 4,860,876 Series A Convertible Preferred Stock ("Patriot Series A") in connection with the Wyndham merger. The holders of Patriot Series A are entitled to receive dividends on a quarterly basis payable concurrently with and in the same amount as dividends on paired shares. Patriot Series A may convert into one paired share for each share of Series A share which is held by the respective holder. Holders of Patriot Series A are entitled to vote, on the basis of one vote for each share of Patriot common stock as if the shares had been converted. Upon merger, the holder has a right to receive upon conversion of Series A shares, shares which could have been converted immediately prior to the merger.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  During 1998, Wyndham issued 1,781,173 shares of Wyndham Series A Redeemable Convertible Preferred Stock ("Wyndham Series A") and 1,781,181 Wyndham Series B Redeemable Convertible Preferred Stock ("Wyndham Series B") in connection with the CHCI merger. Holders of Wyndham Series A and Series B stock are entitled to receive dividends payable concurrently with and in the same amount as dividends on paired shares. Wyndham Series A and Series B stock may be converted into cash based on the current market price, or at the option of Wyndham, may receive one paired share for each share of Series A or Series B stock which may be converted. Both Series A and B are non-voting.

  Old Patriot was initially capitalized through the issuance of 2,850 shares of no par value common stock to three of Old Patriot's executive officers for which the executive officers paid nominal consideration. In connection with the initial public offering, Patriot declared an approximate 41-to-1 stock split of its outstanding common shares, resulting in the issuance of an additional 115,900 shares of common stock to such executive officers. The aggregate value of $1,425 (based upon the initial public offering price of $12.00 per share), less cash received of $3, was recorded as unearned stock compensation and is being amortized over the three-year vesting period.

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

  On December 31, 1997, the Companies sold 3,250,000 unregistered paired shares to UBS Limited, an English corporation, for a purchase price per paired share of $28.8125, or aggregate consideration of approximately $91,300, net of a 2.5% discount.

  On February 26, 1998, the Companies sold 4,900,000 unregistered paired shares to Nations, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121,800, net of a 2.5% discount.

  On April 6, 1998, the Companies sold 5,150,000 unregistered paired shares to PaineWebber for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139,108, net of a 2% discount.

 Shareholders Rights Agreement

  On December 20, 1998, the Board of Directors of Patriot adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock of the Patriot (the "Common Stock") and for each outstanding share of Series A Convertible Preferred Stock of the Patriot (the "Series A Preferred Stock") to stockholders of record as of December 20, 1998 (the "Record Date"). In addition, one Right will automatically attach to each share of Common Stock and to each share of Series A Preferred Stock issued between the Record Date and the Distribution Date as defined per the

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

Rights Agreement. Each Right entitles the registered holder thereof to purchase from Patriot a unit consisting of one one-thousandth of a share of Series X Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at a cash exercise price of $35.00 per Unit, subject to adjustment.

 Dividends

  On December 23, 1997, Patriot declared a $0.2981 per common share dividend to holders of record on January 5, 1998. Patriot paid dividends of $0.2446 per common share for each of the first three quarters of 1997. In addition, in connection with the Cal Jockey Merger, Old Patriot also declared a special dividend of $0.0559 per common share payable to holders of record on June 27, 1997, which was paid on June 30, 1997. Concurrent with each of the dividend declarations, the Operating Partnerships authorized distributions in the same amount on outstanding OP units. Old Patriot paid dividends of $0.2236 per common share for the fourth quarter of 1995 (its first quarter of operations) and for the each of the first three quarters of 1996. Old Patriot paid dividends of $0.2446 per common share for the fourth quarter of 1996.

  On October 5, 1998, Patriot made a capital contribution to Wyndham to facilitate an acquisition by Wyndham. This contribution resulted in a "deemed distribution" for tax purposes to Patriot's shareholders of common stock of $0.7081 per share. No cash was actually distributed to the shareholders. However, for tax purposes the shareholders will treat the distribution as though cash were received and then contributed to Wyndham.

  On May 4, 1998, Patriot declared a $0.2981 per common share dividend to holders of record on May 20, 1998 and on July 28, 1998, Patriot declared a $0.2981 per common share dividend to holders of record on August 10, 1998.

  On December 22, 1998, Patriot declared a stock dividend of $0.44 per share of common stock for the fourth quarter ended December 31, 1998 (the "Dividend"). The Dividend was payable January 25, 1999 to stockholders of record on December 30, 1998. Each stockholder received the option to receive the Dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share of Patriot. Per share data (including dividends), weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

  The holders of Series B Preferred Stock shall be entitled to receive, when, as and if declared by Patriot's Board of Directors out of funds legally available for the payment of dividends, cumulative preferential cash dividends per share at the rate of 15% on the stated value of $25.00 per share per annum. The Series B Preferred Stock is redeemable by Patriot on or after January 2, 2000 at a redemption price of $25.00 per share and has a liquidation preference of $25.00 per share.

 Stock Incentive Plans

  The Companies have adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Companies, and (iii) associating the interests of these individuals with the interests of the Companies and their shareholders through opportunities for increased stock ownership. Certain of the stock options and restricted stock grants issued under the incentive stock programs will fully vest and become non-forfeitable upon consummation of the investment.

  The Directors' Plan. The Directors' Plan provides for the award of stock options and stock awards with respect to Director compensation through June 1997 for each eligible non-employee director of the Companies.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  The Directors' Plan also provides for the annual award of common stock to each eligible director in payment of one-half of the annual retainer of $25 payable to each such director through June 1997. The number of shares awarded will be determined based upon the fair market value of the stock at the date of the grant. Such shares vest immediately upon grant and are non-forfeitable.

  The 1997 Incentive Plans. The 1997 Incentive Plans provide for the award of stock options, stock awards or performance shares to each eligible employee and director of Patriot and Wyndham. Under each 1997 Incentive Plan, the aggregate number of paired shares available for grants of awards shall be the sum of (i) 3,000,000 paired shares plus (ii) 10% of any future net increase in the total number of shares of paired common stock.

  Under the Companies' 1997 Incentive Plans, each independent director may elect to take all or a portion of his/her fees in the form of deferred paired share units. In addition, the independent directors of Patriot and Wyndham will automatically be granted a non-qualified stock option, immediately exercisable in full, to acquire 10,000 paired shares at an exercise price per paired share equal to the fair market value of a paired share on the date of grant. Option terms are fixed by the Compensation Committees and may not exceed ten years from the date of grant.

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

  During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 paired shares of common stock to certain officers of the Companies. The Companies recorded a total of $12,897 (the aggregate value of the common stock based on the market price at the date of the award) as unearned stock compensation in 1997, which is being amortized over the vesting periods of one to five years. For 1998, 1997 and 1996, $7,622 $4,686 and $1,068, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

  During 1998, pursuant to the Incentive Plans, the Board of Directors awarded 331,755 restricted awards to certain officers of the Companies. The Companies have recorded $1,613 related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

 Stock Option Awards

  Upon completion of the initial public offering in 1995, 1,073,333 options were granted to the executive officers to purchase shares of Old Patriot common stock. Each option is exercisable at an amount equal to the initial public offering price of $11.18 per share. Of the options granted, 59,634 vested immediately, while the remaining options become exercisable at various dates through January 1, 2005. In addition, each eligible director who was a member of Old Patriot's Board as of September 27, 1995, was awarded nonqualified options to purchase 16,100 shares of common stock on that date (each such director, a "Founding Director"). The options granted to Founding Directors have an exercise price equal to the initial public offering price of $11.18 per share and vested immediately.

  During 1996, pursuant to the Directors' Plan and the Incentive Plan, Old Patriot's Board of Directors granted stock options to purchase 32,200 shares of common stock to Old Patriot's directors and stock options to purchase 381,676 shares of common stock to Old Patriot's officers and certain employees. The exercise price of

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

the options granted to the directors is $13.22 (the market price of Old Patriot's common stock on May 23, 1996, the date of the grant). For the officers and employees employed as of the grant date of April 19, 1996, the exercise price of the options is $12.52 (the market price of Old Patriot's common stock on the date of grant). For officers and employees hired subsequent to April 19, 1996, the exercise price is equal to the market price of Old Patriot's common stock on the employee's date of hire. The options to purchase common stock vest annually over a period of seven years.

  During 1997, pursuant to the Directors' Plan, 1995 Incentive Plan and the 1997 Incentive Plan, the Companies awarded directors, officers and employees nonqualified options to purchase an aggregate of 4,744,184 of paired shares of common stock at prices ranging from $20.85 to $33.58.

  As of December 31, 1998, pursuant to the Directors' Plan, the 1995 Incentive Plan and the 1997 Incentive Plans, the Companies have authorized the grant of options for up to 10,912,938 paired shares with exercise prices ranging from $5.13 to $33.58 per paired share (2,981,685 of such options were vested). During 1997, a total of 338,064 paired shares were issued pursuant to exercise of options (at exercise prices ranging from $5.13 to $13.28) resulting in net proceeds of $2,307. During 1998, a total of 1,299,250 paired shares were issued pursuant to exercise of options (at exercise prices ranging from $11.18 to $17.82) resulting in net proceeds of $15,274.

  The Companies have elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Companies' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Wyndham Stock Option Exchange Program

  All optionees, other than the directors and the top two executive officers, were given the opportunity to exchange certain options for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at the then current stock price and with the same term as the remaining term of the old options.

 Statement 123

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Companies had accounted for their compensatory employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.31%, 6.61% and 6.09%; dividend yields of 6%; volatility factors of the expected market price of the Companies' common stock of 0.735, 0.389 and 0.173, and a weighted average expected life of the options of 4 years, 4 years and 5 years.

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Companies' pro forma information is as follows:

                                                      1998      1997     1996
                                                    ---------  -------  -------
   Basic
   Pro forma net (loss) income available to common
    shareholders..................................  $ 185,566  $(4,949) $37,607
   Pro forma earnings per share: .................  $   (1.35) $ (0.08) $  0.81
   Diluted
   Pro forma net (loss) income available to common
    shareholders..................................  $(352,807) $(4,949) $37,607
   Pro forma earnings per share: .................  $   (2.56) $ (0.09) $  1.04

  A summary of the Companies' stock option activity, and related information for the years ended December 31 is as follows:

                                  1998              1997             1996
                            ----------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                            Options  Exercise Options Exercise Options Exercise
                            (000's)   Price   (000's)  Price   (000's)  Price
                            -------  -------- ------- -------- ------- --------
   Outstanding, beginning
    of year................  6,241    $20.82   1,584   $11.54   1,170   $11.18
   Granted.................  3,997     17.50   4,692    24.51     414    12.59
   Exercised...............   (578)    11.38      (6)   12.89     --
   Forfeited............... (1,943)    23.48     (29)   12.85     --
                            ------             -----            -----
   Outstanding, end of
    year...................  7,717     19.28   6,241    20.82   1,584    11.54
                            ======             =====            =====
   Exercisable at end of
    year...................                      972   $14.89     430   $11.18
   Weighted average fair
    value of options
    granted during year....           $ 7.70           $ 4.28           $ 1.27

  Exercise prices for options outstanding as of December 31, 1998 ranged from $7.55 to $33.58. The weighted average remaining contractual life of those options was 8 years. Exercise prices for options outstanding as of December 31, 1997 ranged from $11.18 to $33.58. The weighted average remaining contractual life of those options was nine years. Exercise prices for compensatory options outstanding as of December 31, 1996 ranged from $11.18 to $14.09. The weighted average remaining contractual life of those options was nine years.

15. Income Taxes:

 Patriot

  Patriot, in accordance with SFAS No. 109, recorded a deferred tax liability during 1998 in conjunction with the acquisition of foreign operations, the Arcadian transaction. As of December 31, 1998, Patriot had a deferred tax liability of approximately $38,912 and recognized $1,148 of deferred tax expense associated with foreign operations.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Wyndham

  The income tax provision of Wyndham for year ended and six months ended December 31, 1998 and 1997, respectively consists of the following:

                                                                   1998    1997
                                                                 --------  ----
   Current:
     Federal.................................................... $ 25,691  $199
     State......................................................    3,355   130
                                                                 --------  ----
   Total current................................................   29,046   329
                                                                 --------  ----
   Deferred:
     Federal....................................................  (13,130)  136
     State......................................................   (1,535)   16
                                                                 --------  ----
   Total deferred...............................................  (14,665)  152
                                                                 --------  ----
       Total income tax expense................................. $ 14,381  $481
                                                                 ========  ====

The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

                                                                   1998    1997
                                                                 --------  ----
   Tax at statutory rate........................................ $(27,874) $127
   State income taxes...........................................    1,820   118
   Valuation allowance..........................................   17,866   --
   Assets held for sale.........................................    7,573   --
   Goodwill.....................................................    5,330   --
   Lease buyout costs...........................................   20,033   --
   Minority interest and other..................................  (10,367)  236
                                                                 --------  ----
     Total income tax expense................................... $ 14,381  $481
                                                                 ========  ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Wyndham's deferred tax assets and liabilities for the year ended and six months ended December 31, 1998 and 1997, respectively are as follows:

                                                               1998     1997
                                                             --------  -------
   Deferred tax assets:
     Net operating losses................................... $ 21,221  $   --
     Disposition of assets..................................      887      --
     Other non-current assets...............................    8,569       89
                                                             --------  -------
       Total deferred tax assets............................   30,677       89
     Valuation allowance....................................  (17,866)     --
                                                             --------  -------
         Net deferred asset................................. $ 12,811  $    89
                                                             ========  =======
   Deferred tax liabilities:
     Depreciation...........................................  (25,754)    (600)
     Management contracts and tradenames....................  (70,319)  (8,896)
     Other non-current liabilities..........................   (1,289)    (143)
                                                             --------  -------
       Total deferred tax liabilities.......................  (97,362)  (9,639)
                                                             --------  -------
         Net deferred income tax liability.................. $(84,551) $(9,550)
                                                             ========  =======

  As of December 31, 1998, Wyndham and certain affiliated subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $78,651, which are available to offset future federal taxable income, if any, through 2018.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


16. EMPLOYEE BENEFIT PLANS:

  The Companies sponsors 401(K) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The Companies match 50% of employee contributions up to 4% of an employee's salary. The aggregate expense under the plans totaled $511 for 1998. No plans were in effect prior to 1998.

  The Companies maintain self-insured group health plans through a Voluntary Employee Benefit Association referred to hereinafter as VEBA. The plans are funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts which limit exposure to the Companies. The Companies have recognized expense related to the plan of $2,313 for 1998. No plan such as this was in effect prior to 1998.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

  SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market or accrue interest at fixed rates which approximate market rates.


18. SEGMENT REPORTING:

  The Companies' classify their business into proprietary owned brands and non-proprietary brand hotel divisions, under which they manage the business.

  Among its proprietary branded hotels, the Company is positioned in the luxury segment under the Grand Bay Hotels & Resorts(R) brand; in the upscale segment under Wyndham(TM); and in the mid-priced segment under the ClubHouse brand. Additionally, the Company offers proprietary branded all-suite accommodations through its upscale Summerfield Suites brand and its mid-priced Sierra Suites brand. Other proprietary hotel brands owned and developed by the Companies include Malmaison, Grand Heritage(R) and Carefree(R).

 Description of reportable segments

  The Companies have six reportable segments: Wyndham hotel properties, resort properties, all suite properties, non-proprietary branded properties and other proprietary branded hotel properties and other.

  . Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and
    Wyndham Grand Heritage. The Wyndham hotel properties are full-service properties that generally offer a full range of meeting and conference facilities and banquet space. Facilities generally include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. Full-service hotels generally provide a significant array of guest services, including room service, valet services and laundry.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  . Resort properties include Wyndham Resorts, Grand Bay resort properties and other resort properties. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designed to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, health spa, hiking and other sports.

  . All suite properties include the Summerfield and Sierra Suite properties.
    The Summerfield and Sierra Suite properties generally target the business travelers who usually anticipate a one to two week stay. The suites generally have limited public space and offer limited food and beverage service. However, the suites provide guests with larger rooms and work space.


  . Non-proprietary branded properties include all properties which are not Wyndham hotel properties, resort properties, all suite properties or other proprietary branded properties. The properties consist of non Wyndham branded assets such as: Crowne Plaza(R), Radisson(R), Hilton(R), Hyatt(R), Four Points by Sheraton(R), Holiday Inn(R), DoubleTree(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

  . Other proprietary branded hotel properties include Malmaison, Grand
    Heritage, Clubhouse and hotels acquired in the Arcadian Acquisition.

  . Other includes participating lease revenues, racecourse facility revenue and expenses, management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other one-time charges. General and administrative costs, interest expenses and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

 Measurement of segment profit or loss and segment assets

  The Companies evaluate performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 Factors management used to identify the reportable segments

  The Companies' reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specific characteristics of each segment.

          Year ended                                          Non-        Other
         December 31,        Wyndham              Suite    proprietary proprietary
             1998             Hotels   Resorts  properties   branded     branded   Other(1)     Total
         ------------       ---------- -------- ---------- ----------- ----------- ---------  ----------
   Total revenue........... $  610,523 $315,674  $ 74,333  $  761,154   $ 80,998   $ 213,659  $2,056,341
   Operating income
    (loss).................    153,723   76,349    14,690     183,703     26,492    (576,963)   (122,006)
   Segment assets..........  1,461,037  900,431   245,578   2,906,527    297,609   1,604,488   7,415,670
   Capital additions.......    635,853  544,060   204,292   1,930,121    296,769      16,264   3,627,359

--------
(1) Operating income (loss) for 1998 includes unusual items related to the treasury rate lock settlement of $49,334 and the cost of reacquiring leaseholds of $64,407.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


          Year ended                                        Non-        Other
         December 31,       Wyndham             Suite    proprietary proprietary
           1997(2)           Hotels  Resorts  properties   branded     branded   Other(3)    Total
         ------------       -------- -------- ---------- ----------- ----------- --------  ----------
   Total revenue........... $ 10,711 $ 30,334   $ --      $115,223     $ 9,595   $169,172  $  335,035
   Operating income
    (loss).................    2,388    6,628     --        29,947       1,436    (42,272)     (1,873)
   Segment assets..........  435,452  348,013     --       795,679      47,999    880,710   2,507,853
   Capital additions.......  366,280  311,378     --       577,788      25,287    125,946   1,406,679

--------
(2) Total revenue and operating income (loss) for the reportable segments is reported for the six months ended December 31, 1997. Prior to July 1, 1997, revenue and operating income (loss) related to the operations of the hotel properties was reported by the third party lessees who operated the properties pursuant to Participating Leases.
(3) Operating income (loss) for 1997 includes unusual items related to the cost of reacquiring leaseholds of $54,499.

          Year ended                                      Non-        Other
         December 31,       Wyndham           Suite    proprietary proprietary
           1996 (4)         Hotels  Resorts properties   branded     branded    Other    Total
         ------------       ------- ------- ---------- ----------- ----------- -------- -------
   Total revenue...........  $ --    $ --     $ --        $ --        $ --     $ 76,493 $76,493
   Operating income
    (loss).................    --      --       --          --          --       38,968  38,968
   Segment assets..........    --      --       --          --          --      760,931 760,931
   Capital additions.......    --      --       --          --          --      393,599 393,599

--------
(4) Revenue and operating income (loss) related to the operations of the hotel properties was reported by the third party lessees who operated the properties pursuant to Participating Leases.

  The following table represents revenue and long-lived asset information by geographic area as of and for the period ending December 31, 1998. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998 with the Arcadian acquisition. Prior to this date, all of the Companies' business was attributed to hotel properties located in the United States and its territories.

                                                     United
   1998                                              States   Europe    Total
   ----                                            ---------- ------- ----------
   Revenues......................................  $2,034,949 $21,392 $2,056,341
   Long-lived assets.............................   7,157,617 258,053  7,415,670

19. Non-cash Investing and Financing Activities:

                                                      1998      1997    1996
                                                   ---------- -------- -------
In connection with the Cal Jockey Merger, the
 acquisition of management companies, hotel
 properties and other operating assets, the
 Companies issued common stock, preferred stock,
 options and OP units in exchange for net assets
 as follows:
  Patriot and Wyndham............................. $1,698,542 $449,415 $16,391
                                                   ========== ======== =======
  Patriot......................................... $1,532,649 $340,794 $16,391
                                                   ========== ======== =======
  Wyndham......................................... $  165,893 $108,621 $   --
                                                   ========== ======== =======

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


20. Quarterly Financial Information (unaudited):

                                 Combined             Patriot             Wyndham
                             ------------------  ------------------  ------------------
                               1998      1997      1998      1997      1998      1997
                             --------  --------  --------  --------  --------  --------
                                   (in thousands, except per share amounts)
   First Quarter:
    Total revenue..........  $349,807  $ 35,388  $113,165  $ 35,388  $329,982  $    --
    Income before
     extraordinary item....  $ 37,128  $ 11,348  $ 34,213  $ 11,348  $  3,180  $    --
    Net income.............  $ 18,412  $ 11,348  $ 15,497  $ 11,348  $  3,180  $    --
    Net income per
     share/paired share:
    Basic..................  $   0.17  $   0.21  $   0.14  $   0.21  $   0.03  $    --
    Diluted................  $   0.16  $   0.21  $   0.13  $   0.21  $   0.03  $    --
    Weighted average number
     of shares:
    Basic..................   109,549    53,248   109,549    53,248   109,549       --
    Diluted................   117,090    54,613   117,090    54,613   117,090       --
   Second Quarter:
    Total revenue..........  $465,463  $ 37,730  $140,257  $ 37,730  $452,247  $    --
    (Loss) income before
     extraordinary item....  $(14,411) $ 11,818  $ 23,902  $ 11,818  $(43,832) $    --
    Net (loss) income......  $(26,254) $ 11,818  $ 12,059  $ 11,818  $(43,832) $    --
    Net (loss) income per
     share/paired share:
    Basic..................  $  (0.21) $   0.22  $   0.08  $   0.22  $  (0.33) $    --
    Diluted................  $  (0.21) $   0.21  $   0.09  $   0.21  $  (0.33) $    --
    Weighted average number
     of shares:
    Basic..................   132,804    53,382   132,804    53,382   132,804       --
    Diluted................   132,804    55,029   140,476    55,029   132,804       --
   Third Quarter:
    Total revenue..........  $603,850  $ 81,638  $184,696  $ 50,190  $593,680  $ 44,184
    (Loss) income before
     extraordinary item
     (1)...................  $(58,158) $(24,470) $(37,436) $(25,179) $(25,777) $    709
    Net (loss) income......  $(59,415) $(27,004) $(37,436) $(27,713) $(27,034) $    709
    Net (loss) income per
     share/paired share:
    Basic..................  $  (0.40) $  (0.38) $  (0.25) $  (0.39) $  (0.18) $   0.01
    Diluted................  $  (1.02) $  (0.38) $  (0.87) $  (0.39) $  (0.18) $   0.01
    Weighted average number
     of shares:
    Basic..................   154,510    71,706   154,510    71,706   154,510    71,706
    Diluted................   154,510    71,706   154,510    71,706   154,510    73,679
   Fourth Quarter:
    Total revenue..........  $630,259  $180,279  $157,291  $ 62,246  $625,982  $159,950
    (Loss) income before
     extraordinary item
     (2)...................  $(90,968) $  1,666  $(35,010) $  2,395  $(44,732) $   (729)
    Net (loss) income......  $(90,968) $  1,666  $(35,010) $  2,395  $(44,732) $   (729)
    Net (loss) income per
     share/paired share:
    Basic..................  $  (0.65) $   0.02  $  (0.28) $   0.03  $  (0.30) $  (0.01)
    Diluted................  $  (1.01) $   0.02  $  (0.64) $   0.03  $  (0.30) $  (0.01)
    Weighted average number
     of shares:
    Basic..................   154,139    78,346   154,139    78,346   154,139    78,346
    Diluted................   154,139    80,915   154,139    80,915   154,139    78,346

--------
(1) Income (loss) before extraordinary item for the third quarter of 1998 includes the cost of the Treasury Lock Settlement, a non-recurring expense, of $49,225 that was reported by Patriot.
(2) Income (loss) before extraordinary item for the fourth quarter of 1998 includes the following non-recurring expense items:
  . Impairment in value of assets held for sale of $27,897 reported by
    Patriot
  . Impairment in value of assets held for sale of $23,184 reported by Wyndham

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

21. PRO FORMA RESULTS OF OPERATIONS:

  The following unaudited separate and combined pro forma results of operations of Patriot and Wyndham are presented as if (i) the merger and acquisition of the WHG Casinos and Resorts and related third party minority interests consummated in January 1998 and the acquisition of the remaining minority interests completed in March and July 1998, the acquisition included the Condado Plaza Hotel & Casino, El San Juan Hotel and Casino and the El Conquistador Hotel and Casino and the management company for the three resorts, located in San Juan, Puerto Rico, the acquisition of the Buena Vista Hotel located in Orlando, Florida in January 1998, and the acquisition of the Golden Door Spa located in Escondido, California in June 1998; (ii) the acquisition of Arcadian International Limited and the Malmaison Group including 10 hotels, land held for developments and the proprietary Malmaison brand in April 1998;
(iii) the merger of Interstate Hotels Company with and into Patriot and the related financing in June 1998; (iv) the acquisition of the partnership interests in SF Hotel Company, L.P. in June 1998, which included four hotels, 24 management and leasehold interests, 12 management contracts and the proprietary brand names Summerfield Suites, Sierra Suites and Sunrise Sierra Suites; (v) the merger of the hospitality related businesses of CHC International with and into Wyndham in June 1998 including the remaining 50% interest in GAH-II, L.P., the remaining 17 leases and 16 management contracts related to Patriot Hotels leased by CHC Lease Partners, 10 management and asset management contracts and the Grand Bay proprietary brand name which occurred in 1998 and 1997 had occurred on January 1, 1997.

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

                              PATRIOT AND WYNDHAM
                    COMBINED PRO FORMA RESULTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                           (IN THOUSANDS,
                                                          EXCEPT PER SHARE
                                                                DATA)
   Total revenue....................................... $2,564,690  $2,457,182
   Net loss............................................   (147,947)    (55,656)
   Basic loss per Paired Share......................... $    (1.17) $    (0.37)
                                                        ==========  ==========
   Diluted loss per Paired Share....................... $    (2.28) $    (0.37)
                                                        ==========  ==========
   Weighted average number of Paired Shares............    151,313     151,313
                                                        ==========  ==========

                                    PATRIOT
                  CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                           (IN THOUSANDS,
                                                          EXCEPT PER SHARE
                                                                DATA)
   Total revenue....................................... $  722,790  $  713,582
   Net loss............................................    (14,175)    (97,337)
   Basic loss per share................................ $    (0.27) $    (0.64)
                                                        ==========  ==========
   Diluted loss per share.............................. $    (1.37) $    (0.64)
                                                        ==========  ==========
   Weighted average number of common shares............    151,313     151,313
                                                        ==========  ==========

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

                                    WYNDHAM
                 Consolidated Pro Forma Results of Operations

                                                         Years Ended December
                                                                  31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                            (in thousands,
                                                           except per share
                                                                 data)
   Total revenue........................................ $2,531,678  $2,433,794
   Net (loss) income....................................   (132,856)     41,681
   Basic (loss) income per share........................ $    (0.90) $     0.28
                                                         ==========  ==========
   Diluted (loss) income per share...................... $    (0.90) $     0.26
                                                         ==========  ==========
   Weighted average number of common shares.............    151,313     151,313
                                                         ==========  ==========
   Dilutive Securities:
   Effect of unvested stock grants......................        --          880
   Dilutive options to purchase paired shares...........        --          753
   Dilutive convertible preferred shares................        --        8,423
   Weighted average number of common shares.............    151,313     161,369
                                                         ==========  ==========

22. Subsequent Events:

 Asset sales

  In February 1999, Patriot sold its interest in the Bay Meadows Racecourse located in San Mateo, California. The Companies received cash proceeds of approximately $3,446 after payment of legal costs and other closing costs. The Companies recognized an estimated impairment loss on assets held for sale of $42,278 related to the Racecourse facility in 1998. In connection with the transaction Patriot terminated its lease to Wyndham for the Racecourse facilities. The actual loss on sale of asset recognized was $42,766.

 Acquisitions

  In January 1999, Patriot acquired the remaining 25% minority interests in each of the five following hotels; Embassy Suites Schaumburg, the Hilton Dania, the Marriott Suites at Valley Forge, the Marriott Boston Andover and the Marriott Tysons Corner from CIGNA. The acquisition of such interests was financed through additional mortgage indebtedness totaling $49,800 and the sale of an additional 10% interest in the Marriott Warner Center.

 Consulting Agreements

  On February 26, 1999, Patriot, Wyndham and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot. Pursuant to the Separation Agreement, Mr. Nussbaum has been named Chairman Emeritus of the Board of Directors of Patriot and will remain as a Director of Wyndham.

  In accordance with terms of the Separation Agreement, Patriot will: (i) guarantee the repayment of the remaining outstanding principal on Mr. Nussbaum's NationsBank Loan of approximately $7,000; (ii) make all interest payments that become due and payable on the NationsBank Loan on or after the date of separation; (iii) shall pay severance of $3,200 reduced by any interest payments made by Patriot on the NationsBank Loan through June 30, 1999.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

  Additionally, Mr. Nussbaum's outstanding unvested options to purchase paired shares shall vest and remain fully exercisable for the period of their respective terms and within six months Mr. Nussbaum may elect to exchange such options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a Paired Share on the election date. Mr Nussbaum will also receive 250,000 Paired Shares equally over a three year period and any restrictions will be lifted from existing paired shares held by Mr. Nussbaum.

  As a condition to receiving the second and third installments of the paired shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to the Companies for a period of two years following the resignation date. Additionally, Mr. Nussbaum will receive other compensation as provided for in the separation agreement.

 Interest Rate Swaps and Caps

  Patriot has entered into two additional interest rate swap arrangements to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $50,987 of the outstanding balance on specific property related debt. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($19,987) and 5.42% per annum through March 2001 ($31,000). If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR rate is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

  Additionally, Patriot entered into two interest rate cap arrangements as follows; an interest rate cap that limits LIBOR to 7% on up to $1,500,000 of indebtedness through April 2000, and an interest cap that limits LIBOR to 6.75% on up to $19,475 of indebtedness through March 2001.

 Securities Purchase Agreement

  Wyndham and Patriot have entered into an agreement with investors providing for a $1,000,000 equity investment and related restructing of the two companies. The Companies have also received financing commitments for a $2,450,000 credit facility to be put into place upon the completion of the $1 billion equity investment.

  The new $2,450,000 credit facility will consist of: $1,000,000 of term loans with a seven year term; an $800,000 credit facility with a five year term; and, a $650,000 increasing rate loan facility with a five year term will provide financing which may be redeemed with the proceeds of the issuance of senior unsecured notes.

  As a condition of the $1,000,000 equity investment, the Companies are required to restructure their existing organization. Under the contemplated restructuring, a subsidiary of Wyndham will merge with and into Patriot and Patriot will become a wholly-owned subsidiary of Wyndham and new shares of Wyndham will be issued in exchange for the then outstanding shares of Patriot common stock. In addition, the pairing agreement between Wyndham and Patriot will terminate, Patriot's status as a REIT will terminate effective January 1, 1999 and Patriot will become a taxable corporation at that date. As a result of that transaction, the Company will be required to record a charge for deferred income taxes for the difference between the income tax basis and the recorded carrying value of assets and liabilities. The Company is continuing its analysis of the expected effects of this non-cash charge. Currently the estimate is in the range of $700,000, however; this amount could vary when the analysis is completed. In addition, the Company will charge off the value of an intangible asset associated with the paired share structure of approximately $84,000.

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 In the event that the equity and related debt transaction referred to above are not completed, management has determined that additional capital would have to be raised from other sources or the Companies would have to sell significant amounts of assets to produce proceeds sufficient to meet its existing current debt maturity obligations. These asset sales could include resort properties or Wyndham-managed properties in major cities and could negatively impact operations. Management believes these alternatives, if necessary, represent a viable plan to address Company's liquidity needs.

                      PATRIOT AMERICAN HOSPITALITY, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 1998

                                                      Cost Capitalized
                                                         Subsequent     Gross Amounts at Which Carried
                                   Initial Cost        to Acquisition       at Close of Period(a)
                               --------------------- ------------------ ------------------------------
                                       Buildings and                            Buildings and             Accumulated     Year
  Description     Encumbrances  Land   Improvements  Land  Improvements  Land   Improvements   Total   Depreciation(b)(c) Built
  -----------     ------------ ------- ------------- ----- ------------ ------- ------------- -------- ------------------ -----
Wyndham Brand
Properties:
Wyndham Bel Age
Hotel
Los Angeles,
California......    $   --     $ 5,653   $ 32,212    $ --     $  106    $ 5,653   $ 32,318    $ 37,971       $  961       1984
Wyndham Bristol
Palace Hotel
Toronto,
Canada..........        --       3,048     15,503      --        --       3,048     15,503      18,551          424       1974
Wyndham Buena
Vista Palace
Resort & Spa
Orlando,
Florida.........     49,353        --     144,264      --        123        --     144,387     144,387        3,533       1977
Wyndham Buttes
Resort
Tempe, Arizona..        --         --      55,297      --        165        --      55,462      55,462        1,931       1986
Wyndham City
Centre
Washington,
District of
Columbia........        --       3,675     30,569      --         91      3,675     30,660      34,335        1,143       1969
Wyndham Emerald
Plaza
San Diego,
California......     35,000      5,551     60,462       17        95      5,568     60,557      66,125        1,730       1991
Wyndham Resprt &
Spa
Fort Lauderdale,
Florida.........        --       2,134     16,448       23     9,198      2,157     25,646      27,803        1,516       1961
Wyndham Franklin
Plaza
Philadelphia,
Pennsylvania....        --       4,878     62,793      --        117      4,878     62,910      67,788        2,016       1979
Wyndham
Greenspoint
Hotel
Houston, Texas..     40,156      1,930     39,815       20     1,091      1,950     40,906      42,856        2,863       1985
Wyndham Miami
Beach Resort
Miami, Florida..        --      13,000     54,875      --          3     13,000     54,878      67,878          626
Wyndham
Gateway--Miami
Airport
Miami, Florida..     25,625      2,561     23,009      --         43      2,561     23,052      25,613          823       1976
Wyndham Myrtle
Beach Resort &
Golf Club
Myrtle Beach,
South Carolina..        --       5,644     26,470       61     5,411      5,705     31,881      37,586        1,222       1974
Wyndham
Northwest
Chicago
Chicago,
Illinois........        --       1,212     52,025      --         76      1,212     52,101      53,313        1,549       1983
Wyndham
Peachtree
Conference
Center
Peachtree City
(Atlanta),
Georgia.........     37,873      3,059     21,915       33     4,833      3,092     26,748      29,840        2,185       1984
Wyndham Richmond
Airport
Richmond,
Virginia........         (h)       --       4,262      --      2,800        --       7,062       7,062          527       1997
Wyndham Toledo
Toledo, Ohio....        --         --      16,082      --        105        --      16,187      16,187          599       1985
Wyndham
Riverfront Hotel
New Orleans,
Louisiana.......        --       2,774     28,023      --          6      2,774     28,029      30,803          835       1996
Wyndham
Washington, D.C.
Washington,
District of
Columbia........        --       4,750     40,439      --        --       4,750     40,439      45,189        1,155       1983
                    Date of
  Description     Acquisition
  -----------     -----------
Wyndham Brand
Properties:
Wyndham Bel Age
Hotel
Los Angeles,
California......     1997
Wyndham Bristol
Palace Hotel
Toronto,
Canada..........     1998
Wyndham Buena
Vista Palace
Resort & Spa
Orlando,
Florida.........     1998
Wyndham Buttes
Resort
Tempe, Arizona..     1997
Wyndham City
Centre
Washington,
District of
Columbia........     1997
Wyndham Emerald
Plaza
San Diego,
California......     1997
Wyndham Resprt &
Spa
Fort Lauderdale,
Florida.........     1996
Wyndham Franklin
Plaza
Philadelphia,
Pennsylvania....     1997
Wyndham
Greenspoint
Hotel
Houston, Texas..     1996
Wyndham Miami
Beach Resort
Miami, Florida..     1998
Wyndham
Gateway--Miami
Airport
Miami, Florida..     1997
Wyndham Myrtle
Beach Resort &
Golf Club
Myrtle Beach,
South Carolina..     1997
Wyndham
Northwest
Chicago
Chicago,
Illinois........     1997
Wyndham
Peachtree
Conference
Center
Peachtree City
(Atlanta),
Georgia.........     1995
Wyndham Richmond
Airport
Richmond,
Virginia........     1998
Wyndham Toledo
Toledo, Ohio....     1997
Wyndham
Riverfront Hotel
New Orleans,
Louisiana.......     1997
Wyndham
Washington, D.C.
Washington,
District of
Columbia........     1998

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent      Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition        at Close of Period (a)
                               ------------------- ----------------- ------------------------------------
                                     Buildings and                              Buildings and                 Accumulated
  Description     Encumbrances Land  Improvements  Land Improvements  Land      Improvements    Total     Depreciation (b)(c)
  -----------     ------------ ----- ------------- ---- ------------ --------- --------------- ---------- -------------------
Wyndham
Westshore Hotel
Tampa, Florida..     31,675    1,448    31,565     --        166         1,448        31,731       33,179        1,130
Wyndham Garden
Hotel--
Brookfield
Brookfield,
Illinois........        --     1,787    17,564     --        --          1,787        17,564       19,351          481
Wyndham Garden
Hotel--Charlotte
Charlotte, North
Carolina........        --       792    17,535     --        --            792        17,535       18,327          480
Wyndham Garden
Hotel--Commerce
Los Angeles,
California......        --     2,116    26,497     --        --          2,116        26,497       28,613          726
Wyndham Garden
Hotel--Market
Center
Dallas, Texas...        --       967    12,796     --        --            967        12,796       13,763          350
Wyndham Garden
Hotel--Park
Central
Dallas, Texas...        --     4,523       --      --      8,711         4,523         8,711       13,234           48
Wyndham Garden
Hotel--
Indianapolis
Indianapolis,
Indiana.........        --       513    15,497     --        --            513        15,497       16,010          424
Wyndham Garden
Hotel--K.C.
Airport
Airport--Kansas
City, Missouri..        --       970     7,993     --        --            970         7,993        8,963          219
Wyndham Garden
Hotel--Knoxville
Knoxville,
Tennessee.......      4,539      825     6,467     --        --            825         6,467        7,292          177
Wyndham Garden
Hotel LaGuardia
Airport
New York, New
York............        --     1,800    16,443     --          7         1,800        16,450       18,250          490
Wyndham Garden
Hotel--Las
Colinas
Dallas, Texas...        --     1,884    16,963     --          6         1,884        16,969       18,853          505
Wyndham Garden
Hotel--Midtown
Atlanta,
Georgia.........        --     2,322    13,785     --        749         2,322        14,534       16,856        1,010
Wyndham Garden
Hotel--Novi
Detroit,
Michigan........        --       555    10,401     --          6           555        10,407       10,962          310
Wyndham Garden
Hotel--Omaha
Omaha,
Nebraska........      5,618      710    10,086     --        --            710        10,086       10,796          276
Wyndham Garden
Hotel--Overland
Park
Overland Park,
Kansas..........        --       769     3,532     --        --            769         3,532        4,301           97
Wyndham Garden
Hotel--
Pleasanton
Pleasanton,
California......        --     1,568    12,845     --          6         1,568        12,851       14,419          369
Wyndham Garden
Hotel--
Richardson
Richardson,
Texas...........        --       530     8,048     --        --            530         8,048        8,578          220
Wyndham Garden
Hotel--
Schaumburg,
Illinois........        --     1,613    14,464     --        --          1,613        14,464       16,077          396
Wyndham Garden
Hotel--West Port
St. Louis,
Missouri........        --       862     9,273     --          4           862         9,277       10,139          254
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Wyndham
Westshore Hotel
Tampa, Florida..  1984     1997
Wyndham Garden
Hotel--
Brookfield
Brookfield,
Illinois........  1990     1998
Wyndham Garden
Hotel--Charlotte
Charlotte, North
Carolina........  1989     1998
Wyndham Garden
Hotel--Commerce
Los Angeles,
California......  1991     1998
Wyndham Garden
Hotel--Market
Center
Dallas, Texas...  1968     1998
Wyndham Garden
Hotel--Park
Central
Dallas, Texas...  1998     1998
Wyndham Garden
Hotel--
Indianapolis
Indianapolis,
Indiana.........  1990     1998
Wyndham Garden
Hotel--K.C.
Airport
Airport--Kansas
City, Missouri..  1992     1998
Wyndham Garden
Hotel--Knoxville
Knoxville,
Tennessee.......  1989     1998
Wyndham Garden
Hotel LaGuardia
Airport
New York, New
York............  1988     1997
Wyndham Garden
Hotel--Las
Colinas
Dallas, Texas...  1986     1997
Wyndham Garden
Hotel--Midtown
Atlanta,
Georgia.........  1987     1996
Wyndham Garden
Hotel--Novi
Detroit,
Michigan........  1988     1997
Wyndham Garden
Hotel--Omaha
Omaha,
Nebraska........  1991     1998
Wyndham Garden
Hotel--Overland
Park
Overland Park,
Kansas..........  1971     1998
Wyndham Garden
Hotel--
Pleasanton
Pleasanton,
California......  1985     1997
Wyndham Garden
Hotel--
Richardson
Richardson,
Texas...........  1996     1998
Wyndham Garden
Hotel--
Schaumburg,
Illinois........  1985     1998
Wyndham Garden
Hotel--West Port
St. Louis,
Missouri........  1997     1998

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                     Cost Capitalized
                                                       Subsequent       Gross Amounts at Which Carried
                                   Initial Cost       to Acquisition        at Close of Period (a)
                               -------------------- ------------------- -----------------------------------
                                      Buildings and                               Buildings and                 Accumulated
  Description     Encumbrances  Land  Improvements  Land   Improvements  Land      Improvements   Total     Depreciation (b)(c)
  -----------     ------------ ------ ------------- -----  ------------ --------- ------------------------- -------------------
Wyndham Garden
Hotel--Vinings
Atlanta,
Georgia.........      9,675     1,700     22,853      --         --         1,700        22,853      24,553          626
Wyndham Garden
Hotel--Wichita
Wichita,
Kansas..........      3,143       960      5,978      --         --           960         5,978       6,938          164
Wyndham Garden
Hotal--WoodDale
Chicago,
Illinois........        --      2,266     12,939      --           7        2,266        12,946      15,212          446
Wyndham Grand
Heritage -
Ambassador West
Chicago,
Illinois........        --      2,059     11,856      --       1,659        2,059        13,515      15,574          502
Wyndham Grand
Heritage
- Bourbon
Orleans Hotel
New Orleans,
Louisiana.......     13,500     1,942     14,209      171      1,168        2,113        15,377      17,490        1,391
Wyndham Grand
Heritage - The
Fairmount
San Antonio,
Texas...........        --        --       2,957      --         137          --          3,094       3,094          278
Wyndham Grand
Heritage - The
Mayfair
St. Louis,
Missouri........        --        250      7,559        3        960          253         8,519       8,772          536
Wyndham Grand
Heritage - The
Tutwiler
Birmingham,
Alabama.........        --      1,444      8,124      (26)       812        1,418         8,936      10,354          505
Wyndham Grand
Heritage -
Tremont House
Boston,
Massachusetts...        --      1,776     14,066       18     10,033        1,794        24,099      25,893        1,445
Wyndham Grand
Heritage - Union
Station
Nashville,
Tennessee.......        --        --       7,512      --         716          --          8,228       8,228          326
Grand Bay Hotels
& Resort:
Carmel Valley
Ranch
Carmel,
California......        --      4,430     14,704      --      10,888        4,430        25,592      30,022        1,011
Grand Bay Hotel
Coconut Grove
Miami, Florida..     25,200     3,066     28,442    1,237       (920)       4,303        27,522      31,825        1,007
The Boulders
Scottsdale,
Arizona.........        --     13,188    121,700      --       1,051       13,188       122,751     135,939        6,833
The Lodge at
Ventana Canyon
Tucson,
Arizona.........     28,489    13,287     23,332      --        (208)      13,287        23,124      36,411        1,312
The Peaks Resort
& Spa
Telluride,
Colorado........        --      5,141     13,997      --         669        5,141        14,666      19,807          869
Summerfield
Suites:
Summerfield--
Denver South
Denver,
Colorado........        --      1,072      8,183      --          36        1,072         8,219       9,291          203
Summerfield--
Hanover
Whippany, New
Jersey..........        --      2,223     18,585      --          16        2,223        18,601      20,824          268
                  Year     Date of
  Description     Built  Acquisition
  -----------     ------ -----------
Wyndham Garden
Hotel--Vinings
Atlanta,
Georgia.........  1985      1998
Wyndham Garden
Hotel--Wichita
Wichita,
Kansas..........  1985      1998
Wyndham Garden
Hotal--WoodDale
Chicago,
Illinois........  1986      1997
Wyndham Grand
Heritage -
Ambassador West
Chicago,
Illinois........  1924      1997
Wyndham Grand
Heritage
- Bourbon
Orleans Hotel
New Orleans,
Louisiana.......  1800s     1995
Wyndham Grand
Heritage - The
Fairmount
San Antonio,
Texas...........  1906      1995
Wyndham Grand
Heritage - The
Mayfair
St. Louis,
Missouri........  1925      1996
Wyndham Grand
Heritage - The
Tutwiler
Birmingham,
Alabama.........  1913      1996
Wyndham Grand
Heritage -
Tremont House
Boston,
Massachusetts...  1925      1996
Wyndham Grand
Heritage - Union
Station
Nashville,
Tennessee.......  1986      1997
Grand Bay Hotels
& Resort:
Carmel Valley
Ranch
Carmel,
California......  1987      1997
Grand Bay Hotel
Coconut Grove
Miami, Florida..  1983      1997
The Boulders
Scottsdale,
Arizona.........  1985      1997
The Lodge at
Ventana Canyon
Tucson,
Arizona.........  1985      1997
The Peaks Resort
& Spa
Telluride,
Colorado........  1992      1997
Summerfield
Suites:
Summerfield--
Denver South
Denver,
Colorado........  1997      1998
Summerfield--
Hanover
Whippany, New
Jersey..........  1997      1998

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent      Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition        at Close of Period (a)
                               ------------------- ----------------- ------------------------------------
                                     Buildings and                              Buildings and                 Accumulated
  Description     Encumbrances Land  Improvements  Land Improvements  Land      Improvements    Total     Depreciation (b)(c)
  -----------     ------------ ----- ------------- ---- ------------ --------- --------------- ---------- -------------------
Summerfield--
Morristown
Morristown, New
Jersey..........       --      3,050    20,920     --         24         3,050        20,944       23,994          272
Summerfield--
Seattle Downtown
Seattle,
Washington......       --      1,515    24,276      16       624         1,531        24,900       26,431        1,938
Summerfield--
Waltham
Waltham,
Massachusetts...       --      2,639    16,351     --        140         2,639        16,491       19,130          286
Malmaison:
Malmaison
Edinburgh
Edinburgh,
United Kingdom..        (i)    2,674     7,747       6       496         2,680         8,243       10,923          188
Malmaison
Glasgow
Glasgow, United
Kingdom.........        (i)    2,859     8,056       6        21         2,865         8,077       10,942          285
Malmaison
Manchester
Manchester,
United Kingdom..        (i)    5,332     9,859      12     3,565         5,344        13,424       18,768          203
Malmaison
Newcastle
Newcastle,
United Kingdom..        (i)    3,672    12,183       7       --          3,679        12,183       15,862          197
Malmaison Leeds
Leeds, United
Kingdom.........        (i)      --     10,315     --        --            --         10,315       10,315          --
ClubHouse Inns:
ClubHouse--
Nashville
Airport
Nashville,
Tennessee.......       --        907     5,526     --        --            907         5,526        6,433          151
ClubHouse Inn--
Albuquerque
Albuquerque, New
Mexico..........       --        990     5,793     --        --            990         5,793        6,783          159
ClubHouse Inn--
Atlanta
(Norcross)
Atlanta,
Georgia.........     4,530       785     9,691     --        --            785         9,691       10,476          265
ClubHouse Inn--
Overland Park
Overland Park,
Kansas..........     4,846       830     7,397     --        --            830         7,397        8,227          203
ClubHouse Inn--
Savannah
Savannah,
Georgia.........       --        925     4,555     --        105           925         4,660        5,585          127
ClubHouse Inn--
Topeka
Topeka, Kansas..       --        390     5,312     --        --            390         5,312        5,702          145
ClubHouse Inn--
Valdosta
Valdosta,
Georgia.........       --        825     5,588     --        --            825         5,588        6,413          153
ClubHouse Inn &
Conference
Center
Nashville,
Tennessee.......       --      1,582    12,337     --        --          1,582        12,337       13,919          338
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Summerfield--
Morristown
Morristown, New
Jersey..........  1997     1998
Summerfield--
Seattle Downtown
Seattle,
Washington......  1985     1996
Summerfield--
Waltham
Waltham,
Massachusetts...  1997     1998
Malmaison:
Malmaison
Edinburgh
Edinburgh,
United Kingdom..  1994     1998
Malmaison
Glasgow
Glasgow, United
Kingdom.........  1997     1998
Malmaison
Manchester
Manchester,
United Kingdom..  1998     1998
Malmaison
Newcastle
Newcastle,
United Kingdom..  1997     1998
Malmaison Leeds
Leeds, United
Kingdom.........  1998       (e)
ClubHouse Inns:
ClubHouse--
Nashville
Airport
Nashville,
Tennessee.......  1988     1998
ClubHouse Inn--
Albuquerque
Albuquerque, New
Mexico..........  1987     1998
ClubHouse Inn--
Atlanta
(Norcross)
Atlanta,
Georgia.........  1988     1998
ClubHouse Inn--
Overland Park
Overland Park,
Kansas..........  1988     1998
ClubHouse Inn--
Savannah
Savannah,
Georgia.........  1989     1998
ClubHouse Inn--
Topeka
Topeka, Kansas..  1986     1998
ClubHouse Inn--
Valdosta
Valdosta,
Georgia.........  1988     1998
ClubHouse Inn &
Conference
Center
Nashville,
Tennessee.......  1991     1998

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                    Cost Capitalized
                                                       Subsequent     Gross Amounts at Which Carried
                                   Initial Cost      to Acquisition       at Close of Period (a)
                               -------------------- ----------------- -----------------------------------
                                      Buildings and                             Buildings and                 Accumulated
  Description     Encumbrances  Land  Improvements  Land Improvements  Land      Improvements   Total     Depreciation (b)(c)
  -----------     ------------ ------ ------------- ---- ------------ --------- ------------------------- -------------------
Non-Proprietary
Brand
Properties:
Marriott Albany
Albany, New
York............        --      4,000    68,856      --        32         4,000       68,888       72,888        1,010
Marriott
Arlington
Arlington,
Texas...........        --        --     63,045      --        91           --        63,136       63,136          932
Marriott Atlanta
North Central
Atlanta,
Georgia.........        --        --     36,462      --       185           --        36,647       36,647          536
Marriott Boston
Andover
Andover,
Massachusetts...        --      2,318    33,245      --       375         2,318       33,620       35,938          498
Marriott Boston
Westborough
Westborough,
Massachusetts...        --      1,500    41,968      --       107         1,500       42,075       43,575          609
Marriott Houston
Greenspoint
North
Houston, Texas..        --      3,600    44,211      --        29         3,600       44,240       47,840          649
Marriott
Minneapolis
Southwest
Minnetonka,
Minnesota.......        --      2,968    36,933      --        87         2,968       37,020       39,988          520
Marriott
Colorado Springs
Colorado
Springs,
Colorado........        --      1,783    53,252      --        (5)        1,783       53,246       55,029          810
Marriott
Harrisburg
Harrisburg,
Pennsylvania....     19,988     3,400    38,304      --       246         3,400       38,550       41,951          560
Marriott Indian
River Plantation
Resort
Stuart,
Florida.........        --      6,800    48,606      --       590         6,800       49,196       55,996          575
Marriott Casa
Marina Resort
Key West,
Florida.........     31,000    15,158    85,078      --       136        15,158       85,214      100,372          415
Marriott Troy
Troy, Michigan..        --      1,790    29,220       19    2,114         1,809       31,334       33,143        2,820
Marriott Reach
Resort
Key West,
Florida.........     24,911    10,029    24,947      --       833        10,029       25,780       35,809          386
Marriott Suites
At Valley Forge
Valley Forge,
Pennsylvania....        --      2,619    41,997      --        23         2,619       42,020       44,639          605
Marriott
Philadelphia
West
West
Conshohocken,
Pennsylvania....        --      2,500    67,279      --       --          2,500       67,279       69,779          992
Marriott
Pittsburgh
Airport
Pittsburgh,
Pennsylvania....     14,743     3,000    54,780      --        46         3,000       54,826       57,826          801
Marriott Roanoke
Airport
Roanoke,
Virginia........        --      1,653    27,693      --        20         1,653       27,713       29,366          417
Marriott San
Diego Mission
Valley
San Diego,
California......        --      8,000    40,743      --        26         8,000       40,769       48,769          593
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Non-Proprietary
Brand
Properties:
Marriott Albany
Albany, New
York............  1985     1998
Marriott
Arlington
Arlington,
Texas...........  1985     1998
Marriott Atlanta
North Central
Atlanta,
Georgia.........  1975     1998
Marriott Boston
Andover
Andover,
Massachusetts...  1985     1998
Marriott Boston
Westborough
Westborough,
Massachusetts...  1985     1998
Marriott Houston
Greenspoint
North
Houston, Texas..  1981     1998
Marriott
Minneapolis
Southwest
Minnetonka,
Minnesota.......  1988     1998
Marriott
Colorado Springs
Colorado
Springs,
Colorado........  1989     1998
Marriott
Harrisburg
Harrisburg,
Pennsylvania....  1980     1998
Marriott Indian
River Plantation
Resort
Stuart,
Florida.........  1987     1998
Marriott Casa
Marina Resort
Key West,
Florida.........  1980     1998
Marriott Troy
Troy, Michigan..  1990     1995
Marriott Reach
Resort
Key West,
Florida.........  1978     1998
Marriott Suites
At Valley Forge
Valley Forge,
Pennsylvania....  1985     1998
Marriott
Philadelphia
West
West
Conshohocken,
Pennsylvania....  1991     1998
Marriott
Pittsburgh
Airport
Pittsburgh,
Pennsylvania....  1987     1998
Marriott Roanoke
Airport
Roanoke,
Virginia........  1983     1998
Marriott San
Diego Mission
Valley
San Diego,
California......  1988     1998

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent     Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition       at Close of Period (a)
                               ------------------- ----------------- ----------------------------------
                                     Buildings and                            Buildings and                 Accumulated     Year
  Description     Encumbrances Land  Improvements  Land Improvements  Land     Improvements   Total     Depreciation (b)(c) Built
  -----------     ------------ ----- ------------- ---- ------------ -------- ------------------------- ------------------- -----
Full Service
Hotels:
Marriott St.
Louis West
St. Louis,
Missouri........     16,496    1,800     48,251    --         58        1,800        48,309      50,109          717        1990
Marriott
Syracuse
East Syracuse,
New York........     10,374    1,150     29,236    --        563        1,150        29,799      30,949          436        1977
Marriott Tysons
Corner
Tysons Corner,
Virginia........        --     3,650     64,333    --        113        3,650        64,446      68,096          956        1981
Marriott Warner
Center
Woodland Hills,
California......        --     6,250    100,063    --         10        6,250       100,073     106,323        1,485        1986
Courtyard by
Marriott
Beachwood,
Ohio............        --     1,510      7,553    --        190        1,510         7,743       9,253          324        1986
Doubletree Hotel
Anaheim
Orange,
California......     13,467    2,464     23,297    --        403        2,464        23,700      26,164          889        1984
Doubletree Hotel
Corporate Woods
Overland Park,
Kansas..........     21,909    3,317     38,088    --        318        3,317        38,406      41,723        1,456        1982
Doubletree Hotel
Post Oak
Houston, Texas..     29,748    4,441     43,672    --      1,059        4,441        44,731      49,172        1,689        1982
Doubletree Hotel
St. Louis
St. Louis,
Missouri........     13,366    2,160     18,300    --        453        2,160        18,753      20,913          701        1984
Doubletree Hotel
Allen Center
Houston, Texas..     11,156    2,280     24,707    --      1,810        2,280        26,517      28,797        1,530        1978
Doubletree Guest
Suites
Glenview,
Illinois........     20,500    3,237     19,709    --        181        3,237        19,890      23,127          759        1988
Doubletree Hotel
Westminster
Westminster
(Denver),
Colorado........        --     1,454      9,973     15     1,099        1,469        11,072      12,541          768        1980
Doubletree Hotel
Tallahassee,
Florida.........        --     2,127      7,779    --      2,792        2,127        10,571      12,698          637        1977
Doubletree Hotel
Des Plaines
Des Plaines
(Chicago),
Illinois........        --     1,903      5,555    --      3,211        1,903         8,766      10,669          530        1969
Doubletree Hotel
Minneapolis,
Minnesota.......        --     1,650     15,895    --      1,269        1,650        17,164      18,814          861        1986
Doubletree Hotel
Tulsa,
Oklahoma........      9,246    1,428     18,596    --         39        1,428        18,635      20,063        1,071        1982
Doubletree Park
Place
Minneapolis,
Minnesota.......        --     2,188     13,531    --      3,466        2,188        16,997      19,185          745        1981
Doubletree Miami
Airport
Miami, Florida..        --     3,808      7,052    --      2,644        3,808         9,696      13,504          572        1975
                    Date of
  Description     Acquisition
  -----------     -----------
Full Service
Hotels:
Marriott St.
Louis West
St. Louis,
Missouri........     1998
Marriott
Syracuse
East Syracuse,
New York........     1998
Marriott Tysons
Corner
Tysons Corner,
Virginia........     1998
Marriott Warner
Center
Woodland Hills,
California......     1998
Courtyard by
Marriott
Beachwood,
Ohio............     1997
Doubletree Hotel
Anaheim
Orange,
California......     1997
Doubletree Hotel
Corporate Woods
Overland Park,
Kansas..........     1997
Doubletree Hotel
Post Oak
Houston, Texas..     1997
Doubletree Hotel
St. Louis
St. Louis,
Missouri........     1997
Doubletree Hotel
Allen Center
Houston, Texas..     1996
Doubletree Guest
Suites
Glenview,
Illinois........     1997
Doubletree Hotel
Westminster
Westminster
(Denver),
Colorado........     1996
Doubletree Hotel
Tallahassee,
Florida.........     1996
Doubletree Hotel
Des Plaines
Des Plaines
(Chicago),
Illinois........     1996
Doubletree Hotel
Minneapolis,
Minnesota.......     1997
Doubletree Hotel
Tulsa,
Oklahoma........     1996
Doubletree Park
Place
Minneapolis,
Minnesota.......     1997
Doubletree Miami
Airport
Miami, Florida..     1996

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent      Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition        at Close of Period (a)
                               ------------------- ----------------- ------------------------------------
                                     Buildings and                              Buildings and                 Accumulated
  Description     Encumbrances Land  Improvements  Land Improvements  Land      Improvements    Total     Depreciation (b)(c)
  -----------     ------------ ----- ------------- ---- ------------ --------- --------------- ---------- -------------------
Full Service
Hotels:
Embassy Suites
Chicago,
Illinois........     41,329      --     82,017     --        --            --         82,017       82,017        1,269
Embassy Suites
Schaumburg,
Illinois........        --     2,001    29,350     --        185         2,001        29,535       31,536          438
Embassy Suites
Hunt Valley,
Maryland........        --       529    13,872       6       314           535        14,186       14,721        1,257
Embassy Suites
Phoenix North
Phoenix,
Arizona.........        --     2,028    40,160     --         40         2,028        40,200       42,229          622
Hyatt Newporter
Newport Beach,
California......        --       --     15,611     --      1,685           --         17,296       17,296        1,293
Hyatt Regency
Lexington,
Kentucky........        --       --     11,958     --      1,280           --         13,238       13,238          964
Hilton Cleveland
South
Independence,
Ohio............        --     2,760    12,264      29     1,280         2,789        13,544       16,333        1,212
Hilton Gateway
Newark
Newark, New
Jersey..........        --     1,740    31,262     --         32         1,740        31,294       33,035          484
Hilton Columbus
Columbus,
Georgia.........        --       570    13,132     --        --            570        13,132       13,702          203
Hilton Del Mar
Del Mar (San
Diego),
California......        --     1,900    11,435      20       539         1,920        11,974       13,894          934
Hilton Greenwood
Village (Denver
South)
Greenwood
Village,
Colorado........        --     1,800    42,003     --        --          1,800        42,003       43,803          650
Hilton Dania
Dania, Florida..        --     2,651    24,748     --        --          2,651        24,748       27,399          367
Hilton
Huntington
Melville, New
York............        --     3,000    49,435     --        --          3,000        49,435       52,435          765
Hilton
Parsipanny
Parsippanny, New
Jersey..........        --     5,350    87,775     --         36         5,350        87,811       93,161        1,359
Hilton Melbourne
Airport
Melbourne,
Florida.........        --     1,502     6,391     --        145         1,502         6,536        8,038          234
Holiday Inn
Sebring,
Florida.........        --       626     2,387       7       420           633         2,807        3,440          242
Holiday Inn
San Angelo,
Texas...........        --       428     3,982      11       197           439         4,179        4,618          383
Holiday Inn--YO
Ranch
Kerrville,
Texas...........        --       410     6,099     --        119           410         6,218        6,628          230
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Full Service
Hotels:
Embassy Suites
Chicago,
Illinois........  1991     1998
Embassy Suites
Schaumburg,
Illinois........  1984     1998
Embassy Suites
Hunt Valley,
Maryland........  1985     1995
Embassy Suites
Phoenix North
Phoenix,
Arizona.........  1985     1998
Hyatt Newporter
Newport Beach,
California......  1962     1996
Hyatt Regency
Lexington,
Kentucky........  1977     1996
Hilton Cleveland
South
Independence,
Ohio............  1980     1995
Hilton Gateway
Newark
Newark, New
Jersey..........  1971     1998
Hilton Columbus
Columbus,
Georgia.........  1982     1998
Hilton Del Mar
Del Mar (San
Diego),
California......  1989     1996
Hilton Greenwood
Village (Denver
South)
Greenwood
Village,
Colorado........  1982     1998
Hilton Dania
Dania, Florida..  1988     1998
Hilton
Huntington
Melville, New
York............  1988     1998
Hilton
Parsipanny
Parsippanny, New
Jersey..........  1981     1998
Hilton Melbourne
Airport
Melbourne,
Florida.........  1986     1997
Holiday Inn
Sebring,
Florida.........  1983     1995
Holiday Inn
San Angelo,
Texas...........  1984     1995
Holiday Inn--YO
Ranch
Kerrville,
Texas...........  1984     1997

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent      Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition        at Close of Period (a)
                               ------------------- ----------------- ------------------------------------
                                     Buildings and                              Buildings and                 Accumulated
  Description     Encumbrances Land  Improvements  Land Improvements  Land      Improvements    Total     Depreciation (b)(c)
  -----------     ------------ ----- ------------- ---- ------------ --------- --------------- ---------- -------------------
Full Service
Hotels:
Holiday Inn
Aristocrat
Dallas, Texas...      --         144     7,806       2       244           146         8,050        8,196          734
Holiday Inn
Beachwood
Beachwood,
Ohio............      --         307    13,519     --        315           307        13,834       14,141          375
Holiday Inn
Crockett
San Antonio,
Texas (d) ......      --       1,936    12,130      21     1,224         1,957        13,354       15,311        1,212
Holiday Inn
Lenox
Atlanta,
Georgia.........      --         --     10,090     --        318           --         10,408       10,408          832
Holiday Inn
Northwest
Houston, Texas..      --         333     2,324       4       378           337         2,702        3,039          234
Holiday Inn
Northwest Plaza
Austin, Texas...      --       1,424     9,323      15       181         1,439         9,504       10,943          876
Holiday Inn
Select - Farmers
Branch
Farmers Branch
(Dallas),
Texas...........      --       3,045    15,786      33     1,830         3,078        17,616       20,694        1,548
Holiday Inn
Westlake
Beachwood,
Ohio............      --       2,843    14,218     --        798         2,843        15,016       17,859          617
Holiday Inn
Brentwood
Brentwood,
Tennessee.......      --       1,080    22,342     --          4         1,080        22,346       23,425          346
Holiday Inn
San Francisco,
California......      --         --     18,807     --         54           --         18,861       18,861          762
Redmont Hotel
Birmingham,
Alabama               --         227     2,151       2        78           229         2,229        2,458          115
Omni Inner
Harbour Hotel
Baltimore,
Maryland........      --       1,129    49,491     --        453         1,129        49,944       51,073        2,082
Radisson
Burlington
Burlington,
Vermont.........      --         935    28,453     --          4           935        28,457       29,392          440
Radisson Hotel &
Suites
Dallas, Texas...      --       1,011     8,276      10       302         1,021         8,578        9,599          781
Radisson
Englewood
Englewood, New
Jersey..........      --         --     26,320     --        --            --         26,320       26,320          407
Radisson Suite
Hotel
Kansas City,
Kansas..........      --         914    10,341     --        318           914        10,659       11,573          395
Radisson Hotel
Lisle,
Illinois........      --       1,995    24,726     --        --          1,995        24,726       26,721          383
Radisson New
Orleans Hotel
New Orleans,
Louisiana.......      --       2,463    23,630      43       987         2,506        24,617       27,123        2,198
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Full Service
Hotels:
Holiday Inn
Aristocrat
Dallas, Texas...  1925     1995
Holiday Inn
Beachwood
Beachwood,
Ohio............  1974     1998
Holiday Inn
Crockett
San Antonio,
Texas (d) ......  1909     1995
Holiday Inn
Lenox
Atlanta,
Georgia.........  1987     1996
Holiday Inn
Northwest
Houston, Texas..  1982     1995
Holiday Inn
Northwest Plaza
Austin, Texas...  1984     1995
Holiday Inn
Select - Farmers
Branch
Farmers Branch
(Dallas),
Texas...........  1979     1995
Holiday Inn
Westlake
Beachwood,
Ohio............  1980     1997
Holiday Inn
Brentwood
Brentwood,
Tennessee.......  1989     1998
Holiday Inn
San Francisco,
California......  1964     1997
Redmont Hotel
Birmingham,
Alabama           1925     1997
Omni Inner
Harbour Hotel
Baltimore,
Maryland........  1968     1997
Radisson
Burlington
Burlington,
Vermont.........  1975     1998
Radisson Hotel &
Suites
Dallas, Texas...  1986     1995
Radisson
Englewood
Englewood, New
Jersey..........  1989     1998
Radisson Suite
Hotel
Kansas City,
Kansas..........  1931     1995
Radisson Hotel
Lisle,
Illinois........  1987     1998
Radisson New
Orleans Hotel
New Orleans,
Louisiana.......  1924     1997

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                   Cost Capitalized
                                                      Subsequent       Gross Amounts at Which Carried
                                  Initial Cost      to Acquisition         at Close of Period (a)
                               ------------------- ------------------ ------------------------------------
                                     Buildings and                               Buildings and                 Accumulated
  Description     Encumbrances Land  Improvements  Land  Improvements  Land      Improvements    Total     Depreciation (b)(c)
  -----------     ------------ ----- ------------- ----  ------------ --------- --------------- ---------- -------------------
Radisson
Northbrook
Northbrook,
Illinois........       --      1,437    10,968       16       305         1,453        11,273       12,726          626
Radisson
Overland Park
Overland Park,
Kansas..........       --      1,296     5,377       14       578         1,310         5,955        7,265          312
Radisson
Riverwalk
Jacksonville,
Florida.........       --      2,400    16,965     (388)      486         2,012        17,451       19,463          661
Radisson Plaza
Hotel San Jose
Airport
San Jose,
California......       --      1,438    40,474      --        --          1,438        40,474       41,912          626
Radisson Suites
Town & Country
Houston, Texas..       --        655     9,725        7       195           662         9,920       10,582          917
Radisson Hotel
Beachwood,
Ohio............     5,593     2,226    11,129      --        313         2,226        11,442       13,668          477
Radisson Hotel
Akron, Ohio.....       --      1,136     5,678      --        131         1,136         5,809        6,945          244
Ramada Hotel
San Francisco,
California......       --        --     15,853      --        146           --         15,999       15,999          646
Sheraton Four
Points
Blacksburg,
Virginia........       --        470    16,651      --         10           470        16,661       17,131          258
Sheraton Four
Points
Saginaw,
Michigan........       --        773     6,451        8       310           781         6,761        7,542          617
WestCoast Hotel
& Marina
Long Beach,
California......       --        --      3,145      --      1,544           --          4,689        4,689          332
WestCoast Valley
River Inn
Eugene, Oregon..       --      1,754    15,839       19     1,055         1,773        16,894       18,667        1,097
Fort Magruder
Inn and
Conference
Center
Williamsburg,
Virginia........       --      2,192    22,499      --          4         2,192        22,503       24,695          348
Pickwick Hotel
San Francisco,
California......       --      2,000    11,922       22     5,314         2,022        17,236       19,258          824
Park Shore
Honolulu
Honolulu,
Hawaii..........       --        --     24,339      --        560           --         24,899       24,899          941
Limited Service
Hotels:
Hampton Inn
Canton, Ohio....       --        350     4,315        3       351           353         4,666        5,019          422
Hampton Inn
Rochester, New
York............       --        104     7,829        2       340           106         8,169        8,275          743
                  Year    Date of
  Description     Built Acquisition
  -----------     ----- -----------
Radisson
Northbrook
Northbrook,
Illinois........  1976     1995
Radisson
Overland Park
Overland Park,
Kansas..........  1974     1997
Radisson
Riverwalk
Jacksonville,
Florida.........  1979     1997
Radisson Plaza
Hotel San Jose
Airport
San Jose,
California......  1985     1998
Radisson Suites
Town & Country
Houston, Texas..  1986     1995
Radisson Hotel
Beachwood,
Ohio............  1968     1997
Radisson Hotel
Akron, Ohio.....  1989     1997
Ramada Hotel
San Francisco,
California......  1962     1997
Sheraton Four
Points
Blacksburg,
Virginia........  1971     1998
Sheraton Four
Points
Saginaw,
Michigan........  1984     1995
WestCoast Hotel
& Marina
Long Beach,
California......  1978     1996
WestCoast Valley
River Inn
Eugene, Oregon..  1973     1996
Fort Magruder
Inn and
Conference
Center
Williamsburg,
Virginia........  1975     1998
Pickwick Hotel
San Francisco,
California......  1928     1996
Park Shore
Honolulu
Honolulu,
Hawaii..........  1968     1997
Limited Service
Hotels:
Hampton Inn
Canton, Ohio....  1985     1995
Hampton Inn
Rochester, New
York............  1986     1995

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            As of December 31, 1998

                                                        Cost Capitalized
                                                          Subsequent        Gross Amounts at Which Carried
                                    Initial Cost         to Acquisition         at Close of Period (a)
                               ---------------------- -------------------- ---------------------------------
                                        Buildings and                               Buildings and                Accumulated
  Description     Encumbrances   Land   Improvements   Land   Improvements   Land   Improvements    Total    Depreciation (b)(c)
  -----------     ------------ -------- ------------- ------- ------------ -------- ------------- ---------- -------------------
Hampton Inn
Cleveland
Airport
North Olmsted,
Ohio............         --         236       5,483         2        412        238       5,895        6,133           531
Hampton Inn
Jacksonville
Airport
Jacksonville,
Florida.........         --         285       4,355         4        159        289       4,514        4,803           415
Arcadian Hotels:
Arcadian--
Brandschatch
Brandschatch-
Place, United
Kingdom.........          (j)       830       6,907         2         56        832       6,963        7,795           165
Arcadian--
Chilston Park
Chilston Park,
United Kingdom..          (j)       581       7,701         1        135        582       7,836        8,418           184
Arcadian--
Ettington Park
Ettington Park,
United Kingdom..          (j)     1,411      10,782         3         41      1,414      10,823       12,237           256
Arcadian--
Haycock
Haycock, United
Kingdom.........          (j)     1,660       9,937         4         86      1,664      10,023       11,687           237
Arcadian--
L'Horizon
L'Horizon,
United Kingdom..          (j)     3,320      18,678         7         47      3,327      18,725       22,052           443
Arcadian--
Mollington
Banastre
Mollington
Banastre, United
Kingdom.........          (j)     1,245       9,504         3        113      1,248       9,617       10,865           227
Arcadian--
Nutfield Priory
Nutfield Priory,
United Kingdom..          (j)     2,075      18,900         5        125      2,080      19,025       21,105           450
Arcadian--Priest
House
Priest House,
United Kingdom..          (j)       664       6,559         1         23        665       6,582        7,247           156
Arcadian--
Rookery Hall
Rookery Hall,
United Kingdom..          (j)       830       4,777         2         30        832       4,807        5,639           114
Arcadian--Wood
Hall
Wood Hall,
United Kingdom..          (j)       747       4,364         2         10        749       4,374        5,123           103
Arcadian--
Woodlands Park
Woodlands Park,
United Kingdom..          (j)     2,075      11,437         5         91      2,080      11,528       13,608           272
Other:
Bay Meadows
Racecourse
San Mateo
California (g)..         --         --       15,052     2,340      6,813      2,340      21,865       24,205         3,497
Golden Door Spa
Escondido,
California......       6,000      5,800       3,000       --         --       5,800       3,000        8,800            46
                    --------   --------  ----------   -------   --------   --------  ----------   ----------      --------
                    $609,048   $375,209  $3,961,539   $ 3,925   $124,073   $379,134  $4,085,612   $4,464,746      $130,211
                    ========   ========  ==========   =======   ========   ========  ==========   ==========      ========
                  Year       Date of
  Description     Built    Acquisition
  -----------     -------- -----------
Hampton Inn
Cleveland
Airport
North Olmsted,
Ohio............   1986       1995
Hampton Inn
Jacksonville
Airport
Jacksonville,
Florida.........   1985       1995
Arcadian Hotels:
Arcadian--
Brandschatch
Brandschatch-
Place, United
Kingdom.........  1980 (f)    1998
Arcadian--
Chilston Park
Chilston Park,
United Kingdom..  1985 (f)    1998
Arcadian--
Ettington Park
Ettington Park,
United Kingdom..  1984 (f)    1998
Arcadian--
Haycock
Haycock, United
Kingdom.........  1632 (f)    1998
Arcadian--
L'Horizon
L'Horizon,
United Kingdom..  1954 (f)    1998
Arcadian--
Mollington
Banastre
Mollington
Banastre, United
Kingdom.........  1953 (f)    1998
Arcadian--
Nutfield Priory
Nutfield Priory,
United Kingdom..  1988 (f)    1998
Arcadian--Priest
House
Priest House,
United Kingdom..    (f)       1998
Arcadian--
Rookery Hall
Rookery Hall,
United Kingdom..  1960 (f)    1998
Arcadian--Wood
Hall
Wood Hall,
United Kingdom..  1988 (f)    1998
Arcadian--
Woodlands Park
Woodlands Park,
United Kingdom..  1988 (f)    1998
Other:
Bay Meadows
Racecourse
San Mateo
California (g)..   1934       1997
Golden Door Spa
Escondido,
California......   1954       1998


                      PATRIOT AMERICAN HOSPITALITY, INC.

                             NOTES TO SCHEDULE III
                                (in thousands)

                                                                      Period
                                                                    October 2,
                             Year Ended   Year Ended   Year Ended  1995 through
                            December 31, December 31, December 31, December 31,
                                1998         1997         1997         1995
                            ------------ ------------ ------------ ------------
(a) Reconciliation of Real
    Estate
  Balance at beginning of
   period.................   $1,863,568   $  597,494    $242,132     $    --
  Additions during this
   period:
    Acquisitions..........    2,473,180    1,209,052     342,557      242,132
    Improvements..........      127,998       57,022      12,805          --
                             ----------   ----------    --------     --------
  Balance at end of
   period.................   $4,464,746   $1,863,568    $597,494     $242,132
                             ==========   ==========    ========     ========
(b)Reconciliation of
     Accumulated
     Depreciation:
  Balance at beginning of
   period.................   $   41,041   $   12,048    $  1,508     $    --
    Depreciation for
     period...............       89,170       28,993      10,540        1,508
                             ----------   ----------    --------     --------
  Balance at end of
   period.................   $  130,211   $   41,041    $ 12,048     $  1,508
                             ==========   ==========    ========     ========

(c) Depreciation is computed on buildings and improvements based upon a useful life of 35 years.

(d) Hotel sold in March 1999.

(e) Hotel under development expected to open in 1999.

(f) Year built represents first date operated as a hotel.

(g) Racetrack sold February 1999.

(h) Hotel is encumbered by a capital lease obligation of $4,531.

(i) Hotels encumbered by debt obligations of $27,037 which is secured by 4 hotels and one under development.

(j) Hotels encumbered by obligations totaling $97,140 which is secured by 11 hotels an one under development.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

                            As of December 31, 1998
                                (in thousands)

                                                                                                             Principal
                                                                                                             Amount of
                                                                                                               Loans
                                                                                                             Subject to
                                                                                      Face      Carrying     Delinquent
                          Interest                     Periodic Payment      Prior  Amount of   Amount of   Principal or
      Description           Rate    Maturity Date           Terms            Liens  Mortgages Mortgages (a)   Interest
      -----------         -------- --------------- ------------------------ ------- --------- ------------- ------------
Promissory note,
collateralized by a        10.25%  January 1, 2000 Monthly payments of         None  $36,000     $36,000        None
first lien deed of trust                           interest only are
on the Crown Plaza                                 required. Principal
Ravinia Hotel...........                           payable in full at
                                                   maturity
Promissory note,
collateralized by a
second lien deed of         12.5%  January 1, 2000 Monthly payments of      $36,000    4,500       4,500        None
trust on the Crowne                                interest only are
Plaza Ravinia Hotel.....                           required. Principal
                                                   payable in full at
                                                   maturity
Promissory note,
collateralized by a          9.0%  August 31, 1999 Monthly payments of         None   31,400      31,102        None
first lien deed of trust                           interest only are
on the Wyndham Wind                                required. Principal
Watch Hotel.............                           payable in full at
                                                   maturity
                                                                                     -------     -------
                                                                                     $71,900     $71,602
                                                                                     =======     =======

----
(a)Reconciliation of Mortgage Loans on Real Estate:

                                                                       Period
                                                                   October 2, 1995
                             Year Ended   Year Ended   Year Ended      Through
                            December 31, December 31, December 31,  December 31,
                                1998         1997         1996          1995
                            ------------ ------------ ------------ ---------------
   Balance at beginning of
   period..................   $71,602      $71,602      $40,500        $   --
   New mortgage loans......       --           --        31,400         40,500
   Principal payments re-
   ceived..................       --           --          (298)           --
                              -------      -------      -------        -------
   Balance at end of peri-
   od......................   $71,602      $71,602      $71,602        $40,500
                              =======      =======      =======        =======

  For federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount as disclosed in the schedule.