Form 10-K/A
period 1998-12-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1999-05-10
CIK 16343, 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

  For the transition period from     to    .

                                            Commission File Number 1-9320
     Commission File Number 1-9319



  PATRIOT AMERICAN HOSPITALITY, INC.         WYNDHAM INTERNATIONAL, INC.
-------------------------------------     -------------------------------------
(Exact name of registrant as specified  (Exact name of registrant as specified
            in its charter)                        in its charter)


     Delaware            94-0358820            Delaware           94-2878485
-------------------------------------     -------------------------------------
 (State or other      (I.R.S. Employer     (State or other         (I.R.S.
 jurisdiction of       Identification      jurisdiction of         Employer
 incorporation or           No.)           incorporation or     Identification
  organization)                             organization)            No.)


1950 Stemmons Freeway, Suite 6001         1950 Stemmons Freeway, Suite 6001
Dallas, Texas                75207        Dallas, Texas              75207
-------------------------------------     -------------------------------------
(Address of principal executive offices)(Address of principal executive offices)
                           (Zip Code)                              (Zip Code)

            (214) 863-1000                         (214) 863-1000
-------------------------------------     -------------------------------------
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                         Form 10-K/A Annual Report
                                     Index

                                                                   Form 10-K/A
                                                                     Report
Item No.                                                              Page
--------                                                           -----------
PART I
1.  Business........................................................       3
2.  Properties......................................................       3
    Risk Factors....................................................      23
3.  Legal Proceedings...............................................      26
4.  Submission of Matters to a Vote of Security Holders.............      27

PART II
5.  Market Price for Registrant's Common Equity and Related
    Stockholder Matters.............................................      29
6.  Selected Financial Information..................................      30
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...........................................      35
7a. Qualitative and Quantitative Disclosures about Market Risks.....      56
8.  Financial Statements and Supplementary Data.....................      57
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure............................................      57

PART III
10. Directors and Executive Officers of the Registrant..............      57
11. Executive Compensation..........................................      64
12. Security Ownership of Certain Beneficial Owners and
    Management......................................................      80
13. Certain Relationships and Related Transactions..................      83

PART IV
14. Exhibits, Financial Statements and Schedules, and Reports on
    Form 8-K........................................................      89

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

  On July 1, 1997, Old Patriot merged with and into California Jockey Club, with Cal Jockey being the surviving legal entity. Cal Jockey's shares of common stock were paired with the shares of common stock of Bay Meadows Operating Company. The shares traded as a single unit pursuant to a stock pairing arrangement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." referred to herein after as Patriot and Bay Meadows changed its name to "Patriot American Hospitality Operating Company." As a result of the merger with Wyndham Hotel Company ("Old Wyndham") in January, 1998, the operating company subsequently changed its name to "Wyndham International, Inc." ("Wyndham"). Patriot and Wyndham are now collectively referred to as the Companies. Patriot and Wyndham are both Delaware corporations.

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

 New Debt Financing

  New Credit Facility. Patriot has recently signed a commitment letter with Chase Securities Inc. and The Chase Manhattan Bank for senior credit facilities for Wyndham in the amount of $1.8 billion, comprised of a term loan facility and a revolving loan facility. Definitive agreements relating to the new credit facility are expected to be finalized at the same time that the $1 billion equity investment is consummated. The commitment letter provided that the Chase Manhattan Bank will act as the administrative agent and Chase Securities Inc. will act as the lead arranger for a syndicate of lenders which will provide Wyndham with $1 billion in term loans and up to $800 million under the revolving loan facility, of which a maximum of $560 million may be drawn at the closing of the investment. The term loan facility and the revolving facility carry terms of 7 years and 5 years, respectively. The commitment letter based interest rates for the new credit facility upon LIBOR spreads varying from 1.50% to 3.00% per annum (for the revolving loan facility) and 3.00% to 3.75% per annum (for the term loan facility), based both on Wyndham's leverage ratio and on whether any increasing rate loans (described below) are outstanding. However, at Wyndham's election or under other specified circumstances, the term loans and revolving loans may instead bear interest at an alternative base rate plus the applicable spread. The alternative base rate is equal to the greater of The Chase Manhattan Bank's prime rate or federal funds rate plus 0.5%, and the alternative spread is 1.0% below the applicable LIBOR spread. Subject to limited agreed-upon exceptions, the New Credit Facility will be guaranteed by the domestic subsidiaries of Wyndham, and will be secured by pledges of equity interests held by Wyndham and its subsidiaries. The proceeds from the term loan facility will be used to finance the restructuring of Wyndham and Patriot. The proceeds from the revolving loan facility will be used for working capital and general corporate purposes.

  Increasing Rate Loans. Wyndham and Patriot have signed a commitment letter with The Chase Manhattan Bank, Chase Securities Inc., Bear, Stearns & Co. Inc., and The Bear Stearns Companies Inc. providing that The Chase Manhattan Bank, The Bear, Stearns Companies Inc. and a possible syndicate of other lenders will provide an increasing rate loan facility in the amount of up to $650 million. The increasing rate loans carry a term of 5 years. Interest rates for the increasing rate loans are based on LIBOR spreads and are initially set at 0.25% below the initial LIBOR spread on the term loan facility, but increase by 0.50% every three months, with a cap of LIBOR plus 4.75%. However, under other specified circumstances, interest accrues at an alternate rate equal to the rate borne by three-month treasury securities plus 1.0%, plus the applicable spread. The lenders under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the New Credit Facility. The proceeds from the increasing rate loans will be used to finance the restructuring of Wyndham and Patriot.

  After the six month anniversary of the closing of the investment, lenders transferring increasing rate loans may exchange the increasing rate loans for exchange notes carrying identical terms to the increasing rate loans. To the extent any increasing rate loans or exchange notes are outstanding 180 days after the closing of the investment, Wyndham must by such date file and maintain a shelf registration statement with the Securities and Exchange Commission allowing the resale of any exchange notes outstanding thereafter. Wyndham may also offer registered substitute notes in exchange for all outstanding increasing rate loans and exchange notes.

  Wyndham's ability to borrow under its revolving facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios, limitations on additional indebtedness, and limitations on investments and stockholder dividends.

  In April 1999, The Chase Manhattan Bank and Chase Securities Inc. notified the companies that they were exercising their rights under the "market flex" provisions of the commitment letters to change the terms of the senior credit facilities and the increasing rate loan facility. The total amount of the senior credit facilities was reduced by $200 million to $1.6 billion and the amount of the increasing rate loans was increased by $200 million to $850 million. The revolving credit facility has been reduced from $800 million to $600 million and the maximum that may be drawn at the closing has been reduced from $560 million to $400 million.

 Forward Equity Contracts

  Patriot is party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. On December 31, 1997, the Companies sold 3.25 million unregistered paired shares to UBS, for a purchase price per paired share of $28.125, or aggregate consideration of approximately $93.6 million. On February 26, 1998, the Companies sold 4.9 million unregistered paired shares to Nations, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121.8 million. On April 6, 1998, the Companies sold 5.15 million unregistered paired shares to PaineWebber for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139.1 million. The proceeds of these placements were used by the Companies to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions. Patriot's aggregate obligation under the forward equity transactions was approximately $321.9 million at April 12, 1999. As of such date, Patriot has delivered an aggregate of 84.7 million shares to the counterparties as collateral, including approximately 4 million shares issued as dividends on the collateral shares, in addition to approximately 12.5 million original paired shares currently owned by the counterparties or their affiliates.


  In a forward equity transaction, a company sells shares of its common stock to an investment bank or similar financial institution. At the same time, the parties enter into a forward contract under which they agree to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the buyer sells a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the buyer does not receive sufficient proceeds from its sales of the originally purchased shares, the company must issue more shares of common stock to the buyer for resale until the obligation has been satisfied. Often, a company may pay its obligation under a forward equity contract in cash as well as shares of its stock.

  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward agreements or to sell paired shares in connection with the forward agreements until the earlier of the closing of the $1 billion equity investment or June 30, 1999. In connection with the standstill agreements, the Companies agreed to pay a 2% fee to the three counterparties. The agreements provide that the standstill obligations terminate if, among other events, the price of the paired shares fell to a specified threshold. As of the date of this Form 10-K/A, the price of the paired shares has fallen below each of the thresholds. As a result, each of the forward counterparties has the right to require an immediate settlement of its forward equity transaction. As of the date of this Form 10 K/A, none of the counterparties has made any sale of paired shares, other than the sale of 754,525 paired shares by one counterparty in December 1998, or required settlement of its forward transaction. However, the Companies cannot assure you that the forward counterparties will not sell paired shares or require settlement in the future.

  The Companies may settle the forward transactions by delivering either cash or paired shares covered by an effective registration statement. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale of one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. In addition, the Companies filed a registration statement in April 1999 registering an additional 68 million paired shares in connection with the forward equity transactions. If, and when, the April 1999 registration statement becomes effective, there will be 111.2 million paired shares covered by effective registration statements, representing approximately 14 million paired shares more than the total number of paired shares currently owned or held as collateral by the forward counterparties. The Companies cannot assure that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on our capital stock. Based on the $5.0625 closing price of the paired shares on April 30, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 65 million paired shares, to settle all of the forward equity transactions in full. The number of shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions with the proceeds of the $1 billion equity investment. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

 Agreements Relating to Existing Credit Facility.

  Patriot and Wyndham's existing credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and PaineWebber Real Estate consists of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates on the existing Credit Facility are based on Patriot's and Wyndham's leverage ratio and vary from 1.5% to 2.5% over LIBOR. Under the original terms of the Credit Facility, two of the term loans were scheduled to matured on January 31, 1999 ($350 million) and March 31, 1999 ($400 million), respectively. All of the requisite lenders under the Credit Facility have agreed to extend the maturity of these two terms loans to June 30, 1999. If the Companies do not consummate the Investment by June 30, 1999, or our agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to make a $300 million amortization payment by December 31, 1999. Additionally, the Companies will be required to secure the Credit Facility with mortgages and other security interests by June 30, 1999. In connection with their agreement to extend the maturities of the term loans to June 30, 1999, the Companies have paid approximately $11.7 million in fees.

 Interstate's Third-Party Hotel Management Business

  In May, 1998, the Companies along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close. In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the divestiture of the third-party management business which was operated by Interstate no later than May 14, 1999.


  If the Companies do not complete the spin-off by May 14, 1999, Marriott will be entitled to receive 110% of the fees otherwise due under the Assumed Management Contracts. The Companies will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

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

Description of Business

  The Companies are a fully-integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, the Companies have grown from 20 hotels at the time of its initial public offering in 1995 to become one of the largest U.S. based hotel operators with a portfolio totaling 472 hotels and approximately 101,000 rooms. The Companies classify their business into proprietary brand and non-proprietary brand hotel divisions, under which they manage the business.

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
Other:
Bay Meadows Racecourse
 (4)                      San Mateo           California                 1934
Golden Door Spa           Escondido           California                 1954
                                                              ------
                                                              43,893
                                                              ======

--------
Notes: (1) Converted to Wyndham in 1998.
    (2) Converted to Wyndham subsequent to December 31, 1998.

    (3) Assets sold subsequent to December 31, 1998.
    (4) Assets sold subsequent to December 31, 1998.

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

  On January 12, 1999, a purported class action lawsuit was filed on behalf of the shareholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, names as defendants the directors of Patriot, as well as the Investors. The lawsuit alleges that the Directors breached their fiduciary duties to Patriot's shareholders by "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleges that the

Investors aided and abetted the Directors in their purported breaches of fiduciary duty. The plaintiffs seek an unspecified amount of monetary damages from the Directors as well as an injunction preventing the consummation of the deal with the Investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (1) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (2) Crandon Capital Partners, No. 16906NC; and (3) Robert A. Staub, No. 16907NC.

  In April 1999, the parties entered into a memorandum of understanding to settle these lawsuits. In the memorandum of understanding Wyndham agreed to make the proposed $300 million rights offering no earlier than 60 days after the closing of the $1 billion equity investment and to hold the rights offering open for a period of not less than 30 days. Wyndham also agreed to use good faith efforts to commence the rights offering no later than 120 days after the closing of the $1 billion equity investment. Wyndham will not be required to make the rights offering if: (1) the $1 billion equity investment is not made; (2) the SEC does not declare effective any registration statement with regard to securities of Wyndham to be offered in the rights offering; (3) there is a pending court order, motion, legal proceeding or other action to enjoin, prevent or delay the rights offering; or (4) the rights offering cannot be completed, despite Wyndham's good faith efforts, within 170 days of the closing of the $1 billion investment.

  The memorandum of understanding and the proposed settlement are conditioned on:

    . the completion of the $1 billion investment;

    . the drafting and execution of a stipulation of settlement and related documents;

    . the completion by plaintiffs of reasonable and appropriate discovery;
      and

    . final court approval of the settlement and dismissal of the action with prejudice by the court.

  In the stipulation, the parties will request that the court certify, for purposes of settlement, a non-opt out, binding class of all persons, exclusive of defendants and their affiliates, who owned shares of Patriot on or after December 15, 1998, and their successors in interest and transferees, through and including the closing of the $1 billion investment; that the court approve the settlement, including the release of all claims by class members against the defendants; and that the court enter final judgment dismissing with prejudice all claims of the plaintiffs and the class against the defendants. Patriot has agreed to pay an award of attorney's fees and expenses not to exceed $1.25 million to counsel for class plaintiffs if ordered by the court.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against the Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that the Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9.0 million in damages. Counsel is currently conducting a factual investigation of the claims made in the complaint. Also, counsel is investigating the possibility of settlement with the plaintiff, but if the matter is not settled, it will have to be litigated. Patriot filed an answer denying all liability in response to the complaint is due on or before March 26, 1999.

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

                              PATRIOT AND WYNDHAM

             SELECTED CONDENSED COMBINED HISTORICAL FINANCIAL DATA

                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                 (in thousands, except per share data)
Operating Data:
Total revenue...........  $2,056,341  $   335,035  $  76,493       $  11,095
(Loss) income before
 income tax provision,
 minority interest and
 extraordinary item.....    (112,508)       4,142     44,813           7,064
(Loss) income before
 extraordinary item.....    (126,406)         362     37,991           6,096
Net (loss) income.......  $ (158,223) $    (2,172) $  37,991       $   5,359
Per Share Data (1):
Basic earnings per
 share:
  (Loss) income before
   extraordinary item...  $    (1.13) $      0.01  $    0.84       $    0.16
  Extraordinary item,
   net of minority
   interest.............       (0.23)       (0.04)       --            (0.02)
                          ----------  -----------  ---------       ---------
  Net (loss) income per
   paired share.........  $    (1.36) $     (0.03) $    0.84       $    0.14
                          ==========  ===========  =========       =========
Diluted (loss) earnings
 per share (2)..........  $    (2.57) $     (0.03) $    0.83       $    0.14
                          ==========  ===========  =========       =========
Dividends per paired
 share (3)..............  $   1.0362  $    1.0878  $  0.9154       $  0.2236
                          ==========  ===========  =========       =========
Cash Flow Data:
Cash provided by
 operating activities...  $  244,493  $   108,110  $  61,196       $   7,618
Cash used in investing
 activities.............  (2,076,359)  (1,202,124)  (419,685)       (306,948)
Cash provided by
 financing activities...   1,943,384    1,134,846    360,324         304,099
                                           As of December 31,
                          -------------------------------------------------------
                             1998        1997        1996            1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Balance Sheet Data:
Investment in real
 estate and related
 improvements and land
 held for development,
 at cost, net...........  $5,585,616  $ 2,044,649  $ 641,825       $ 265,759
Total assets............   7,415,670    2,507,853    760,931         324,224
Total debt..............   3,857,521    1,112,709    214,339           9,500
Minority interest in
 Operating
 Partnerships...........     253,970      220,177     68,562          41,522
Minority interest in
 consolidated
 subsidiaries...........     229,537       49,694     11,711             --
Stockholders' equity....   2,603,037      989,892    437,039         261,778
                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Other Data:
Funds from operations
 (4)....................  $  263,595  $   111,542  $  64,463       $   9,798
Cash available for
 distribution (5).......     217,885       94,396     55,132           8,603
Weighted average number
 of common shares and OP
 units outstanding (6)..     163,532       76,040     52,259          44,060
Ratio of earnings to
 fixed charges .........        0.59         1.08       7.00           80.37

                                    PATRIOT

           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                  Period
                                                              October 2, 1995
                                 Year Ended December 31,       (Inception of
                                --------------------------- Operations) through
                                  1998      1997     1996    December 31, 1995
                                --------  --------  ------- -------------------
Operating Data:
Total revenue.................. $595,410  $185,554  $76,493       $11,095
(Loss) income before income
 tax, minority interests and
 extraordinary item............   (3,404)    3,769   44,813         7,064
(Loss) income before
 extraordinary item............  (14,328)      382   37,991         6,096
Net (loss) income.............. $(44,888) $ (2,152) $37,991       $ 5,359
Per Share Data (1):
Basic earnings per share:
  (Loss) income before
   extraordinary item.......... $  (0.30) $   0.01  $  0.84       $  0.16
  Extraordinary item, net of
   minority interests..........    (0.22)    (0.04)     --          (0.02)
                                --------  --------  -------       -------
  Net (loss) income per common
   share....................... $  (0.52) $  (0.03) $  0.84       $  0.14
                                ========  ========  =======       =======
Diluted (loss) earnings per
 share (2)..................... $  (1.73) $  (0.03) $  0.83       $  0.14
                                ========  ========  =======       =======
Dividends per common share
 (3)........................... $ 1.0362  $ 1.0878  $0.9154       $0.2236
                                ========  ========  =======       =======

                             WYNHDAM INTERNATIONAL

           SELECTED CONDENSED CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                         Year      Six Months
                                                        Ended        Ended
                                                     December 31, December 31,
                                                         1998         1997
                                                     ------------ ------------
Operating Data:
Total Revenue.......................................  $2,002,227    $204,134
(Loss) income before income tax provision, minority
 interests and extraordinary item...................     (77,826)        373
(Loss) before extraordinary item....................    (111,162)        (20)
Net loss............................................  $ (112,419)   $    (20)
Per Share Data (1):
Basic loss per share:
(Loss) before extraordinary item....................  $    (0.83)   $    --
Extraordinary item, net of minority interest........       (0.01)        --
                                                      ----------    --------
Loss per paired share...............................  $    (0.84)   $    --
                                                      ==========    ========
Diluted loss per share (2)..........................  $    (0.84)   $    --
                                                      ==========    ========
Dividend per common share...........................  $      --     $    --
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

  (4) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect FFO on the same basis. Patriot and Wyndham have also made certain adjustments to FFO for real estate related amortization expense and the write off of certain costs of acquiring leaseholds. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Under the Participating Leases, Patriot is obligated to establish a reserve for capital improvements at its hotels (including the replacement or refurbishment of FF&E) and to pay real estate and personal property taxes and casualty insurance. Management believes that FFO is helpful to investors as a measure of performance of an equity REIT, because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of Patriot and Wyndham to incur and service debt and to make capital expenditures. Patriot and Wyndham's FFO may not be comparable to FFO reported by other REITs due to varying interpretations of the NAREIT definition. In order to facilitate a clear understanding of its operating results, management believes FFO should be examined in conjunction with net income (loss) as presented in the audited consolidated combined financial statements of the Companies. See detailed FFO calculation on page 53.

  (5) Cash available for distributions represents FFO, as adjusted for certain non-cash items (e.g., non-real estate related depreciation and amortization), less reserves for capital expenditures. The reconciliation from FFO to cash available for distribution is as follows:

                                                                   Period
                                                               October 2, 1995
                                                                (Inception of
                                                                 Operations)
                                  Year ended December 31,          through
                                 ----------------------------   December 31,
                                   1998      1997      1996         1995
                                 --------  --------  --------  ---------------
   FFO.......................... $263,595  $111,542  $ 64,463      $ 9,798
   Amortization of Unearned
    Compensation................    7,622     4,686     1,068           71
   Non-Real Estate Related
    Depreciation and
    Amortization................   28,660     2,543       495           93
   FF&E Reserve ................  (81,992)  (24,375)  (10,894)      (1,359)
                                 --------  --------  --------      -------
   Cash Available for
    Distribution................ $217,886  $ 94,396  $ 55,132      $ 8,603
                                 ========  ========  ========      =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements with respect to future events, including, without limitation, statements regarding availability of equity or debt financing, the Companies' ability to successfully refinance or extend the maturity of existing indebtedness, and the Companies' ability to successfully negotiate a settlement to the forward equity contracts in this form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Companies, the willingness of the Companies' existing lenders to refinance, extend or amend the terms of existing indebtedness, the willingness of the counterparties to the Companies' forward equity contracts to enter into settlements regarding those agreements; the Companies' ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

BACKGROUND

Organization

  Patriot American Hospitality, Inc. ("Old Patriot") was formed April 17, 1995 as a self-administered real estate investment trust ("REIT"). The Virginia corporation was formed for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations. Between October 2, 1995 and July 1, 1997, Old Patriot acquired interests in 56 hotel properties. These hotels were leased to various third party lessees.

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

  Subsequent to the Cal Jockey merger through December 31, 1998, the Companies acquired ownership and leasehold interests in an additional 243 hotels through the Wyndham merger, the WHG merger, the Arcadian acquisition, the Interstate merger, the Summerfield acquisition and the CHCI merger. At December 31, 1998, the Companies had 173 management and franchise agreements through these mergers and acquisitions. See Items 1 and 2, "Business and Properties," for a more detailed discussion of these merger agreements.

  As of December 31, 1998, Patriot and Wyndham, either directly or through the Operating Partnerships and other subsidiaries, own interests in 178 hotels with an aggregate of over 43,800 rooms (excluding hotels under development).

  The Companies' portfolio consists of proprietary brand hotels including; WyndhamSM, Wyndham Hotels & Resorts, Wyndham Garden Hotels(R), Wyndham Grand Heritage(R), Grand Bay Hotels & Resorts, Summerfield Suites, Sierra Suites, Malmaison and Clubhouse. These hotels are diversified by brand affiliation, service level, price point and location and most serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, San Diego, San Francisco and Seattle as well as the United Kingdom. Additionally, the Companies offer luxury and upscale resort accommodations through its luxury Grand Bay brand and its upscale Wyndham Resort product, situated in major tourist and destination locations. As of December 31, 1998, the Companies proprietary brand portfolio of owned hotels include 50 Wyndhams (including Wyndham Resorts, Wyndham Grand Heritage and Wyndham Gardens Hotels), 6 Grand Bay, 5 Summerfield Suites, 4 Malmaison Hotels and 8 ClubHouse Inns.

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

PATRIOT AMERICAN HOSPITALITY, INC.

Results of Operations: Year Ended December 31, 1998
 Compared with Year Ended December 31, 1997


  Patriot's Participating Lease revenue from the lessees (including Wyndham) for the year ended December 31, 1998 increased 220% from $180,451,000 in 1997 to $578,029,000 in 1998. This increase is primarily due to the net increase in owned and leased hotel properties to 299 at December 31, 1998 from 91 at December 31, 1997. Also included in Participating Lease revenue is the income related to the lease of the Racecourse facility and land to Wyndham which increased from $2,792,000 for the year ending December 31, 1997 to $5,594,000 for the year ended December 31, 1998. This increase is due to 1998 including a full year of revenue related to the racecourse, 1997 included only the period subsequent to the acquisition of Cal Jockey by Patriot in July 1997.

  Interest and other income increased from $5,103,000 in 1997 to $17,381,000 in 1998 which is primarily attributable to the mergers and acquisitions of Interstate, Summerfield, Wyndham Hotel Corporation and Arcadian during 1998, the subscription notes payable from Wyndham and interest and dividend income earned on cash investments.

  Real estate and personal property taxes and casualty insurance was $55,352,000 for the year ended December 31, 1998, compared to $17,958,000 for the year ended December 31, 1997. This increase is primarily due to the increase in owned and leased hotel properties to 299 at December 31, 1998 from 91 at December 31, 1997.

  General and administrative expenses were $29,784,000 for the year ended December 31, 1998, compared to $11,157,000 for 1997. The increase is primarily attributable to additional general and administrative expenses incurred related to the growth of the Company's portfolio during 1998 of which the largest component is salaries and wages. General and administrative expenses also include the amortization of unearned stock compensation of $7,622,000 for 1998 which increased from $4,686,000 for 1997. This increase is due to a full year's amortization in 1998 of stock grants issued in 1997. Also included in general and administrative expenses are the costs associated with evaluating properties and companies which were ultimately not acquired of $2,455,000 in 1998 increasing from $1,068,000 in 1997. Although general and administrative expenses increase in dollar value in 1998 over 1997, the expenses expressed as a percentage of total revenues decreased to 5.0% in 1998 from 6.0% in 1997.

  Ground lease expense increased from $4,117,000 for the year ended December 31, 1997 to $44,972,000 for the year ended December 31, 1998. This increase is attributable to the acquisition of leasehold interests in hotel properties during 1998.

  Interest expense for the year ended December 31, 1998 was $245,205,000 compared to $51,000,000 in 1997. The primary components of this increase are an increase of approximately $126,355,000 related to additional borrowings, the Credit Facility and Term Loans, an increase of approximately $33,551,000 related to additional mortgage notes, an increase of approximately $22,319,000 related to additional amortization of deferred financing costs and an increase of approximately $21,530,000 related to subscription notes due to Wyndham, other amounts due to Wyndham, unsecured debt, swap arrangements and capital lease obligations. These increases are the result of the increase in Patriot's outstanding debt obligations from $1,112,709,000 as of December 31, 1997 to $3,612,076,000 as of December 31, 1998. The increase in the Company's debt outstanding is the result of borrowings to fund the cash purchase prices of acquisitions of hotel properties and companies during 1998 and the assumption of debt in connection with the various mergers executed during 1998. Additionally, Patriot capitalized interest totaling $12,112,000 and $2,562,000 for the years ended December 31, 1998 and 1997, respectively, associated with major renovations of certain hotel properties.

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

  During 1998, Patriot recorded a $49,334,000 one-time charge to earnings as a result of the settlement of three treasury interest rate lock agreements. These agreements were executed to protect the Companies against the possibility of rising interest rates in anticipation of closing mortgage loans in the near future. Under the rate lock agreements, Patriot received or made payments based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000,000. Due to the substantial downward movement in the underlying treasury security market and the Company's liquidity situation, the agreements were settled and the settlement cost was recorded as a charge against earnings.

  In connection with the sale of three assets in 1998, Patriot recognized a loss on sale of assets of $9,453,000 based on the excess book value over cash proceeds received in the sale.

  For the year ended December 31, 1998, Patriot recognized approximately $27,897,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies an asset held for sale a fair value, less cost to sell, is estimated. If the fair value of the asset is less than the carrying amount, a reserve for impairment is established.

  Depreciation and amortization expense was $161,857,000 for the year ended December 31, 1998, compared to $49,069,000 for the same period in 1997. This increase is primarily due to the net increase in owned and leased hotel properties to 299 at December 31, 1998 from 91 at December 31, 1997.

  Patriot's share of income from unconsolidated subsidiaries increased to $36,726,000 for the year ended December 31, 1998, compared to $6,015,000 in 1997. This increase is due to unconsolidated subsidiaries acquired through various mergers and acquisitions during 1998.

  Minority interest share of income in the Patriot Partnership was $98,000 and $1,713,000 for the years ended December 31, 1998 and 1997, respectively. The decrease is due to the dilution of the minority interest as a result of the common shares issued in connection with the various mergers occurring during 1998 and certain non-recurring expenses recognized by the Patriot Partnership during 1998.

  Minority interest share of income in Patriot's other consolidated subsidiaries was $8,084,000 in 1998 and $1,674,000 in 1997. The increase is due to the various mergers and acquisitions during 1998.

  Extraordinary items for debt extinguishment increased from $2,534,000 in 1997 to $30,560,000 in 1998. The increase is due to the repayment of certain debt obligations of Old Wyndham, Interstate and Summerfield in 1998. In connection with these repayments, Patriot incurred prepayment penalties and wrote-off the remaining balance of unamortized deferred financing costs associated with such debt. In 1997, the extraordinary item relates to the write-off of the remaining balance of unamortized deferred financing costs associated with the Old Credit Facility which was repaid in 1997.

  As a result of the factors discussed above, primarily due to non-recurring charges and the costs of acquiring leaseholds, net loss was $44,888,000 for the year ended December 31, 1998, as compared to net loss of $2,152,000 for the year ended December 31, 1997.

Results of Operations: Year Ended December 31, 1997

 Compared with Year Ended December 31, 1996

  Patriot's Participating Lease revenue from the lessees (including Wyndham) for the year ended December 31, 1997 increased 137.7% from $75,893,000 in 1996 to $180,451,000 in 1997. This increase is primarily due to the net increase in owned hotel properties to 91 at December 31, 1997 from 46 at December 31, 1996. Also included in Participating Lease revenue for the year ending December 31, 1997 is the income related to the lease of the Racecourse facility and land to Wyndham of $2,792,000 which was acquired during 1997.

  Interest and other income increased from $600,000 in 1996 to $5,103,000 in 1997 which is primarily attributable to additional investments in mortgage notes receivable during 1997 and interest and dividend income earned on cash investments.

  Real estate and personal property taxes and casualty insurance was $17,958,000 for the year ended December 31, 1997, compared to $7,150,000 for the year ended December 31, 1996. This increase is primarily due to the net increase in owned hotel properties to 91 at December 31, 1997 from 46 at December 31, 1996.

  General and administrative expenses were $11,157,000 for the year ended December 31, 1997, compared to $4,500,000 for 1996. The increase is primarily attributable to additional general and administrative expenses incurred related to the growth of the Company's portfolio during 1997 of which the largest component is salaries and wages. Also included in general and administrative expenses is the amortization of unearned stock compensation which increased to $4,686,000 for 1997 from $1,068,000 for 1996. This increase is due to a full year's amortization in 1997 of stock grants issued in 1996 as well as amortization of stock grants issued in 1997. Also included in general and administrative expenses are the costs associated with evaluating properties and companies which were ultimately not acquired of $1,068,000 in 1997 which increased from $173,000 in 1996. Although general and administrative expenses increased in dollar value in 1997 over 1996, the expenses expressed as a percentage of total revenues remained relatively constant at 6.0% in 1997 and 5.8% in 1996.

  Ground lease expense increased from $1,075,000 for the year ended December 31, 1996 to $4,117,000 for the year ended December 31, 1997. This increase is primarily due to the ground lease payments for the Race course facility acquired in July of 1997.

  Interest expense for the year ended December 31, 1997 was $51,000,000 compared to $7,380,000 in 1996. The primary components of this increase are an increase of approximately $29,466,000 related to borrowings under the Credit Facility and Term Loan an increase of approximately $12,585,000 related to additional borrowings under the Old Line of Credit and mortgage financing obtained in 1997, an increase of approximately $2,150,000 related to amortization of deferred financing costs and an increase of approximately $1,890,000 related to additional subscription notes due to Wyndham and other miscellaneous note and commitments payable (including swap arrangements) entered into in 1997. These increases are the result of the increase in Patriot's outstanding debt obligations from $214,339,000 as of December 31, 1996 to $1,112,709,000 at December 31, 1997. The increase in the Company's debt outstanding is the result of borrowings to fund the cash purchase prices of acquisitions of hotel properties and companies during 1997 and the assumption of debt in connection with these acquisitions. Additionally, Patriot capitalized interest totaling $2,562,000 and $91,000 for the years ended December 31, 1997 and 1996, respectively, associated with major renovations of certain hotel properties.

  In connection with Patriot's acquisition of eight leasehold interests in 1997 for hotels that Patriot owns and leased to CHC Lease Partners, Patriot recognized expense of $54,499,000 related to the cost of acquiring these leasehold interests.

  Depreciation and amortization expense was $49,069,000 for the year ended December 31, 1997, compared to $17,420,000 for the same period in 1996. This increase is primarily due to the net increase in owned hotel properties to 91 at December 31, 1997 from 46 at December 31, 1996.

  Minority interest share of income in the Patriot Partnership was $1,713,000 and $6,767,000 for the years ended December 31, 1997 and 1996, respectively. The decrease is due to the dilution of the minority interest as a result of the common shares issued in connection with the various mergers and common stock offerings occurring during 1997.

  Minority interest share of income in Patriot's other consolidated subsidiaries was $1,674,000 in 1997 and $55,000 in 1996. The increase is due to the acquisition of properties during 1997 in which minority interest holders owned an interest.

  Concurrent with the repayment of the Old Line of Credit, Patriot wrote off the remaining balance of unamortized deferred financing costs associated with the Old Line of Credit in the amount of $2,534,000. This amount, net of minority interest share of the net loss, has been reported as an extraordinary item for the year ended December 31, 1997. No such write-offs were incurred during 1996.

  As a result of the factors above, primarily due to the costs of acquiring leaseholds, net loss was $2,152,000 for the year ended December 31, 1997, compared to net income of $37,991,000 for the year ended December 31, 1996.

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

WYNDHAM INTERNATIONAL, INC.


Results of Operations: Year Ended December 31, 1998

 Compared with Six Months Ended December 31, 1997

  Concurrent with the closing of the Cal Jockey merger, the entity now known as Wyndham began leasing four hotels from the Patriot Partnership and commenced its hotel management operations on July 1, 1997. During the remainder of 1997, Wyndham acquired the leases for 51 additional Patriot hotels. At December 31, 1997, Wyndham leased 55 hotels from PAH, managing 24 of those hotels, and managed 27 for third parties. As of December 31, 1998, Wyndham leased 203 hotels from Patriot, managing 185 of those hotels, and manages 163 hotels for third parties.

  Hotel revenues were $1,842,682,000 for the year ended December 31, 1998 as compared to $167,727,000 for the six months ended December 31, 1997. The increase in revenues is due not only to the increase in the number of leased hotels from 51 in 1997 to 203 in 1998, but also due to the increases in REVPAR experienced by the hotel porfolio as a whole (see statistical information).

  Hotel expenses increased to $1,251,548,000 for the year ended December 31, 1998 as compared to $118,317,000 for the six months ended December 31, 1997. The increases are due to the full year's results in 1998 for hotels leased during 1997 and the additional hotel leases acquired during 1998. As a percentage of hotel revenues, hotel expenses decreased from 70.5% for the 1997 period to 67.9% for 1998 due to the cyclical nature of the revenue stream. The first six months of revenues are higher, but fixed expenses remain constant, which caused the percentage of expenses to revenue to be higher in 1997.

  Racecourse facility revenue increased from $26,344,000 for the six months ended December 31, 1997 to $51,259,000 for the year ended December 31, 1998. Racecourse facility expenses increased from $24,245,000 for the six months ended December 31, 1997 to $43,198,000 for the year ended December 31, 1998. The increase is due to the number of race days in 1998 of 106 as opposed to the number of race days in 1997 of 63. As a percentage of racecourse facility revenues, racecourse facility expenses decreased from 92.0% for the 1997 period to 84.3% for 1998 due to reductions in administrative payroll expenses.

  Management fee and service fee income increased from $7,088,000 for the six months ended December 31, 1997 to $89,983,000 for the year ended December 31, 1998. This increase is primarily the result of the acquisition of third party management contracts during 1998.

  Interest and other income increased from $2,975,000 for the six months ended December 31, 1997 to $18,303,000 for the year ended December 31, 1998. The increase is primarily attributable to the mergers and acquisitions of the hotel management and related businesses of Interstate, Summerfield, Wyndham and Arcadian during 1998, the subscription notes payable from Patriot and interest and dividend income earned on cash investments.

  General and administrative expenses increased from $6,024,000 for the six months ended December 31, 1997 to $87,882,000 for the year ended December 31, 1998 of which salaries and wages is the major component. This increase is due primarily to the overhead required due to the growth in portfolio of managed and leased hotels during 1998. Also, Wyndham recorded costs associated with evaluating properties and companies which were ultimately not acquired of $12,358,000.

  Wyndham acquired 17 leaseholds of hotels owned by Patriot during the year ended December 31, 1998 resulting in cost of acquiring leaseholds of approximately $52,721,000.

  For the year ended December 31, 1998, Wyndham recognized approximately $23,184,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies an asset held for sale a fair value is estimated. If the fair value of the asset is less than the carrying amount, a reserve for impairment is established.

  Depreciation and amortization expense was $69,375,000 for the year ended December 31, 1998, compared to $3,616,000 for the six months ended December 31, 1997. This increase is primarily due to amortization of goodwill, management contracts and trade names of approximately $39,286,000. It also includes approximately $30,089,000 in depreciation and amortization, predominantly from the WHG acquisition as well as other miscellaneous acquisitions.

  Participating Lease expense increased to $519,589,000 for the year ended December 31, 1998 from $50,626,000 for the six months ended December 31, 1997. The increase is due to a full year's expense for the leases acquired in 1997 and the expense related to the leases acquired in 1998. As a percentage of hotel revenues, Participating Lease expense remained constant after accounting for the effect of eliminating lease expense and lease revenue with Wyndham.

  Interest expense increased to $35,690,000 for the year ended December 31, 1998 from $933,000 for the six months ended December 31, 1997. The increase is primarily due to approximately $19,555,000 in interest expense and loan amortization for the WHG assets, the subscription and other notes with Patriot of approximately $12,493,000 and approximately $1,977,000 in interest expense on the capital lease of the Harbour Island Hotel.

  Wyndham's share of income from unconsolidated subsidiaries was $3,134,000 during 1998 resulting from the acquisition of hotels owned through unconsolidated subsidiaries during 1998.

  The provision for income taxes increased from $481,000 for the six months ended December 31, 1997 to $14,381,000 for the year ended December 31, 1998. The increase is due to the operation of certain special purpose Wyndham controlled subsidiaries which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these Wyndham controlled subsidiaries can not be consolidated with Wyndham's taxable income or loss and can not be offset by net operating losses created at Wyndham.

  Minority interest's share of loss in the Wyndham Partnership was $12,750,000 for the year ended December 31, 1998 and $29,000 for the six months ended December 31, 1997. The increase is due to the increase in the net loss before minority interest resulting from the increases in the revenues and expenses discussed above.

  Minority interest's share of income in Wyndham's other consolidated subsidiaries was $31,705,000 for the year ended December 31, 1998 and the minority interest's share of the loss was $59,000 for the six months ended December 31, 1997. The increase is due to Patriot's 99.0% ownership of most of the decontrolled subsidiaries consolidated by Wyndham.

  As a result of the factors discussed above, primarily due to the non-recurring charges and the costs of acquiring leaseholds, net loss was $112,419,000 for the year ended December 31, 1998, as compared to net loss of $20,000 for the six months ended December 31, 1997.

Results of Reporting Segments: For the year ended December 31, 1998

 Compared with the year ended December 31, 1997


  The Companies' management reviews Patriot's and Wyndham's results of operations on a combined basis. Patriot's revenues and the majority of its expenses are classified in the "other" reportable segment. Patriot classifies real estate and personal property taxes and casualty insurance and ground lease expense with their related hotel operations. Wyndham's results of operations are classified into all six reportable segments.

  The results of reporting segments discussion includes 12 months of 1998 for Patriot and Wyndham, 12 months of 1997 for Patriot and 6 months of 1997 for Wyndham.

  The Companies manage the business in six reportable segments. Those segments include Wyndham hotels, resort properties, all suite properties, other proprietary branded properties, non-proprietary branded properties and other.

  Wyndham hotels properties include Wyndham Hotels, Wyndham Gardens and Wyndham Grand Heritage and represent approximately 29.7% and 3.2% of total revenue for 1998 and 1997, respectively. Total revenue was $610,523,000 for the year ended December 31, 1998 compared to $10,711,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for the Wyndham hotels was $153,723,000 for the year ended December 31, 1998 compared to $2,388,000 for 1997.

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

  All suite properties, including Summerfield and Sierra, represent approximately 3.6% of total revenue for 1998. Patriot purchased 4 properties and Patriot and Wyndham acquired 26 leaseholds in 1998 and leased them to Wyndham. Total revenue was $74,333,000 for the year ended December 31, 1998 and operating income was $14,690,000 in 1998.

  Other proprietary branded properties including Malmaison, Grand Heritage, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 3.9% and 2.9% of total revenue for 1998 and 1997, respectively. Total revenue was $80,998,000 for the year ended December 31, 1998 compared to $9,595,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $26,492,000 for the year ended December 31, 1998 compared to $1,436,000 for 1997.

  Non-proprietary branded properties including Hampton, Hilton, Holiday Inn, Marriott, Ramada, Radisson and other major hotel franchises, represent approximately 37.0% and 34.4% of total revenue for 1998 and 1997, respectively. Total revenue was $761,154,000 for the year ended December 31,1998 compared to $115,223,000 in 1997. The increase is primarily due to the additional lease agreements entered into with Patriot as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $183,703,000 for the year ended December 31, 1998 compared to $29,947,000 for 1997.

  Other represents revenue from various operating businesses including Bay Meadows racetrack, management and other service companies as well as participating lease revenue for those hotels leased to third parties. Total revenue for the other segment was $213,659,000 and $169,172,000 for the years ended December 31, 1998 and 1997, respectively. The increase in total revenue is a result of a full year of operations reflected in 1998 compared to six months of operations in 1997. Operating loss of the other segment was $576,963,000 for the year ended December 31, 1998 compared to $42,272,000. The increase in operating loss is a result of the following items: the treasury lock settlement of $49,334,000; the loss on the sale of the Fine Transaction assets of $9,453,000; the impairment loss on assets held for sale (including the Bay Meadows racetrack) of $51,081,000; the increase in the costs of acquiring leaseholds in 1998 over 1997 of $9,908,000; the increase in interest expense of $209,572,000 as a result of the increased borrowings to fund the 1998 mergers and acquisitions; and the increase in depreciation and amortization of $178,548,000 as a result of the 1998 mergers and acquisitions.

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
 Weighted average............... 71.10% 71.00% $109.94 $103.53 $ 78.15 $ 73.55

COMBINED LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents as of December 31, 1998 were $158.9 million, including restricted cash of $35.9 million. Combined cash and cash equivalents as of December 31, 1997 were $47.4 million, including capital improvement reserves of $5.0 million. The increase is primarily the result of net cash provided by operating and financing activities exceeding the net cash used in investing activities.

Cash Flow Provided by Operating Activities

  The Companies' principal source of cash to fund operating expenses and distributions to its shareholders is cash flow provided by operating activities. Patriot's principal source of revenue is rent payments from the lessees, including Wyndham, under the participating leases. Wyndham's principal source of cash flow is from the operation of the hotels it leases and manages. Wyndham's ability to make the rent payments to Patriot is dependent upon their ability to efficiently manage the hotels and generate sufficient cash flow from operation of the hotels. Combined cash flows from operating activities of the Companies were $244.5 million for the year ended December 31, 1998, which represent a combination of the collection of rents under participating leases with third party lessees and cash flows generated by the hotels operated by Wyndham. Cash flows from operating activities were $108.1 million for the year ended December 31, 1997, which primarily represent the collection of rents under participating leases. The increase is due primarily to the results of operations or the lease payments for 208 hotels acquired during 1998.

Cash Flows from Investing and Financing Activities

  During 1998, the Companies continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered and unregistered securities. The proceeds from the sale of the unregistered securities were used to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions.

  Combined cash flows used in investing activities of the Companies were $2.1 billion for the year ended December 31, 1998, resulting primarily from the merger and acquisition of various hotel properties and management companies, and the renovation expenditures at certain hotels. Combined cash flows used in investing activities of the Companies were $1.2 billion for the year ended December 31, 1997, resulting primarily from the Cal Jockey merger, the acquisition of various hotel properties and management companies, and the renovation expenditures at certain hotels. Combined cash flows used in investing activities were $419.7 million for the year ended December 31, 1996, resulting primarily from the acquisition of hotel properties.

  Combined cash flows from financing activities of $1.9 billion for the year ended December 31, 1998 were primarily related to borrowings on the Credit Facility, the Term Loans and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions. Combined cash flows from financing activities of $1.1 billion for the year ended December 31, 1997 were primarily related to borrowings on the Credit Facility, the Term Loans and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions. Cash flows from Patriot's financing activities of $360.3 million for the year ended December 31, 1996 were primarily related to borrowings on the Old Line of Credit and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions.

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


  All of the lenders under the Credit Facility have agreed to extend maturity of the two term loans which matured on January 31, 1999 and March 31, 1999 to June 30, 1999, subject to Patriot and Wyndham consummating the Investment by that date. If the Companies do not consummate the Investment by June 30, 1999, or the agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to make a $300 million amortization payment by December 31, 1999. Additionally, the Companies will be required to secure the Credit Facility with mortgages and other security interest. Fees of $11.7 million have been paid to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

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

  As of March 22, 1999, the Companies have entered into four interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $822 million of the outstanding balance on the Credit Facility. The interest rate swaps cover borrowings under the Credit Facility and related Term Loans and fixes the LIBOR portion of the Credit Facility and Term Loans interest rate at 5.80%, 6.255% (as amended), 5.84%, and 5.56% respectively. The interest rate swap arrangements expire December 2000 ($72 million--entered January 31, 1996), November 2002 ($375 million--entered February 28, 1999), November 2002 ($125 million--entered January 9, 1998) and June 2003 ($250 million--entered July 1, 1998). If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

  The Companies have entered into two additional interest rate swap arrangements to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $51 million of the outstanding balance on specific property related debt. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($20 million--entered January 4, 1999) and 5.42% per annum through March 2001 ($31 million--entered January 4, 1999). If the actual LIBOR rate is less than the specified fixed interest rate, Patriot is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR is greater than the specified fixed interest rate, the differential interest amount is refunded to Patriot.

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

  Forward Equity Contracts. In additon to its debt obligations and related interest payments, Patriot is a party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. On December 31, 1997, the Companies sold 3.25 million unregistered paired shares to UBS, for a purchase price per paired share of $28.125, or aggregate consideration of approximately $93.6 million. On February 26, 1998, the Companies sold 4.9 million unregistered paired shares to Nations, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121.8 million. On April 6, 1998, the Companies sold 5.15 million unregistered paired shares to PaineWebber for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139.1 million. The proceeds of these placements were used by the Companies to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions. Patriot's aggregate obligation under the forward equity transactions was approximately $321.9 million at April 12, 1999. As of such date, Patriot has delivered an aggregate of 84.7 million shares to the counterparties as collateral, including approximately 4 million shares issued as dividends on the collateral shares, in addition to approximately 12.5 million original paired shares currently owned by the counterparties or their affiliates.

  In a forward equity transaction, a company sells shares of its common stock to an investment bank or similar financial institution. At the same time, the parties enter into a forward contract under which they agree to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the buyer sells a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the buyer does not receive sufficient proceeds from its sales of the originally purchased shares, the company must issue more shares of common stock to the buyer for resale until the obligation has been satisfied. Often, a company may pay its obligation under a forward equity contract in cash as well as shares of its stock.

  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward agreements or to sell paired shares in connection with the forward agreements until the earlier of the closing of the $1 billion equity investment or June 30, 1999. In connection with the standstill agreements, the Companies agreed to pay a 2% fee to the three counterparties. The agreements provide that the standstill obligations terminate if, among other events, the price of the paired shares fell to a specified threshold. As of the date of this Form 10-K/A, the price of the paired shares has fallen below each of the thresholds. As a result, each of the forward counterparties has the right to require an immediate settlement of its forward equity transaction. As of the date of this Form 10 K/A, none of the counterparties has made any sale of paired shares, other than the sale of 754,525 paired shares by one counterparty in December 1998, or required settlement of its forward transaction. However, the Companies cannot assure you that the forward counterparties will not sell paired shares or require settlement in the future.

  The Companies may settle the forward transactions by delivering either cash or paired shares covered by an effective registration statement. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale of one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. In addition, the Companies filed a registration statement in April 1999 registering an additional 68 million paired shares in connection with the forward equity transactions. If, and when, the April 1999 registration statement becomes effective, there will be 111.2 million paired shares covered by effective registration statements, representing approximately 14 million paired shares more than the total number of paired shares currently owned or held as collateral by the forward counterparties. The Companies cannot assure that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on our capital stock. Based on the $5.0625 closing price of the paired shares on April 30, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 65 million paired shares, to settle all of the forward equity transactions in full. The number of shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions with the proceeds of the $1 billion equity investment. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

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

 Liquidity

  As a condition of the $1 billion equity investment, the Companies are required to restructure their existing organization. As discussed above, the pairing agreement between Wyndham and Patriot will terminate, Patriot's status as a REIT will terminate effective January 1, 1999 and Patriot will become a taxable corporation at that date. As a result of that transaction, the Company will be required to record a charge for deferred income taxes for the difference between the income tax basis and the recorded carrying value of assets and liabilities. The Company is continuing its analysis of the expected effects of this non-cash charge. Currently the estimate is in the range of $750 million, however; this amount could vary when the analysis is completed. In addition, the Company will charge off the value of an intangible asset associated with the paired share structure of approximately $84.2 million.

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

New Debt Financing

  New Credit Facility. Patriot has recently signed a commitment letter with Chase Securities Inc. and The Chase Manhattan Bank for senior credit facilities for Wyndham in the amount of $1.8 billion, comprised of a term loan facility and a revolving loan facility. Definitive agreements relating to the new credit facility are expected to be finalized at the same time that the $1 billion equity investment is consummated. The commitment letter provided that the Chase Manhattan Bank will act as the administrative agent and Chase Securities Inc. will act as the lead arranger for a syndicate of lenders which will provide Wyndham with $1 billion in term loans and up to $800 million under the revolving loan facility, of which a maximum of $560 million may be drawn at the closing of the investment. The term loan facility and the revolving facility carry terms of 7 years and 5 years, respectively. The commitment letter based interest rates for the new credit facility upon LIBOR spreads varying from 1.50% to 3.00% per annum (for the revolving loan facility) and 3.00% to 3.75% per annum (for the term loan facility), based both on Wyndham's leverage ratio and on whether any increasing rate loans (described below) are outstanding. However, at Wyndham's election or under other specified circumstances, the term loans and revolving loans may instead bear interest at an alternative base rate plus the applicable spread. The alternative base rate is equal to the greater of The Chase Manhattan Bank's prime rate or federal funds rate plus 0.5%, and the alternative spread is 1.0% below the applicable LIBOR spread. Subject to limited agreed-upon exceptions, the New Credit Facility will be guaranteed by the domestic subsidiaries of Wyndham, and will be secured by pledges of equity interests held by Wyndham and its subsidiaries. The proceeds from the term loan facility will be used to finance the restructuring of Wyndham and Patriot. The proceeds from the revolving loan facility will be used for working capital and general corporate purposes.

  Increasing Rate Loans. Wyndham and Patriot have signed a commitment letter with The Chase Manhattan Bank, Chase Securities Inc., Bear, Stearns & Co. Inc., and The Bear Stearns Companies Inc. providing that The Chase Manhattan Bank, The Bear, Stearns Companies Inc. and a possible syndicate of other lenders will provide an increasing rate loan facility in the amount of up to $650 million. The increasing rate loans carry a term of 5 years. Interest rates for the increasing rate loans are based on LIBOR spreads and are initially set at 0.25% below the initial LIBOR spread on the term loan facility, but increase by 0.50% every three months, with a cap of LIBOR plus 4.75%. However, under other specified circumstances, interest accrues at an alternate rate equal to the rate borne by three-month treasury securities plus 1.0%, plus the applicable spread. The lenders under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the New Credit Facility. The proceeds from the increasing rate loans will be used to finance the restructuring of Wyndham and Patriot.

  After the six month anniversary of the closing of the investment, lenders transferring increasing rate loans may exchange the increasing rate loans for exchange notes carrying identical terms to the increasing rate loans. To the extent any increasing rate loans or exchange notes are outstanding 180 days after the closing of the investment, Wyndham must by such date file and maintain a shelf registration statement with the Securities and Exchange Commission allowing the resale of any exchange notes outstanding thereafter. Wyndham may also offer registered substitute notes in exchange for all outstanding increasing rate loans and exchange notes.

  Wyndham's ability to borrow under its revolving facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios, limitations on additional indebtedness, and limitations on investments and stockholder dividends.

  In April 1999, The Chase Manhattan Bank and Chase Securities Inc. notified the companies that they were exercising their rights under the "market flex" provisions of the commitment letters to change the terms of the senior credit facilities and the increasing rate loan facility. The total amount of the senior credit facilities was reduced by $200 million to $1.6 billion and the amount of the increasing rate loans was increased by $200 million to $850 million. The revolving credit facility has been reduced from $800 million to $600 million and the maximum that may be drawn at the closing has been reduced from $560 million to $400 million.

  Wyndham and Patriot have agreed to pay to the agents and the lenders customary fees for a facility of this nature.

Interstate's Third-Party Hotel Management Business

  In May, 1998, Patriot along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close. In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for the Companies re-branding of ten Marriott hotels under the Wyndham name, Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the divestiture of the third-party management business which was operated by Interstate no later than May 14, 1999.


  If the Companies do not complete the spin-off by May 14, 1999, Marriott will be entitled to receive 110% of the fees otherwise due under the Assumed Management Contracts. We will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

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


  Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, amortization of goodwill and amortization of management contracts and trade names, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. The Companies have also made certain adjustments to Funds from Operations for real estate related amortization and the write off of certain lease costs.

  The Companies believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing, and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, and to fund other cash needs. The Companies believe that in order to facilitate a clear understanding of their operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited combined financial statements of the Companies. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

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
                                                             ========  =======

  The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the years ended December 31, 1998, 1997 and 1996 and for the period October 2, 1995 (inception of operations) through December 31, 1995:

                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,      (inception of operations)
                             ----------------------------           through
                               1998       1997     1996        December 31, 1995
                             ---------  --------  -------  -------------------------
                                                (in thousands)
   Net (loss) income.......  $(158,223) $ (2,172) $37,991           $5,359
   Add:
     Extraordinary loss
      from early
      extinguishment of
      debt.................     31,817     2,534      --               737
     Minority interest in
      the Operating
      Partnerships.........    (12,651)    1,684    6,767              968
     Minority interest in
      consolidated
      subsidiaries.........     (8,185)      --       --               --
     Depreciation of
      buildings and
      improvements and
      furniture, fixtures
      and equipment........    176,059    47,694   17,302            2,529
     Amortization of
      goodwill.............     28,702     1,851      --               --
     Amortization of
      management contracts
      and trade names......     24,323     1,886      204               50
     Settlement on Treasury
      lock and other non-
      recurring charges....     52,292       --       --               --
     Loss on sale of
      assets...............      9,453       --       --               --
     Impairment loss on
      assets held for
      sale.................     51,081       --       --               --
     Cost of acquiring
      leaseholds...........     64,407    54,499      --               --
   Adjustment for Funds
    from Operations of
    unconsolidated
    subsidiaries:
     Equity in earnings of
      unconsolidated
      subsidiaries.........     (9,498)   (6,015)  (5,845)            (156)
     Funds from Operations
      of unconsolidated
      subsidiaries.........     14,018     9,581    8,044              311
                             ---------  --------  -------           ------
   Funds from Operations...  $ 263,595  $111,542  $64,463           $9,798
                             =========  ========  =======           ======
   Weighted average shares
    and OP units
    outstanding:
     Basic.................    152,778    74,219   51,721           43,923
                             =========  ========  =======           ======
     Diluted...............    163,532    76,040   52,259           44,060
                             =========  ========  =======           ======

ITEM 7a. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISKS

  The following table provides information about the Companies derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations.

  For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates as of the report date. For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                                                                       Face      Fair
                            1999       2000      2001     2002    2003    Thereafter   Value     Value
                          ---------  ---------  -------  ------  -------  ---------- --------- ---------
                                                       (in thousands)
Debt Obligations
Long-term Debt,
 including Current
 Portion
 Fixed Rate.............      8,169     18,767    8,881  48,163    8,393   301,531     393,904   393,904
 Average Interest Rate..       9.38%      8.60%    9.13%   9.01%    9.02%     8.26%
 Variable Rate..........  1,266,749  1,348,500  134,603  17,300  652,431    44,034   3,463,617 3,463,617
 Average Interest Rate..       7.27%      7.29%    7.29%   7.56%    7.24%     6.39%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............                72,000           50,000  250,000               822,000   (24,836)
 Average Pay Rate.......       5.93%      5.93%    5.94%   5.94%    5.84%
 Avg. Receive Rate......       5.08%      5.08%    5.09%   5.09%    5.12%
Interest Rate Caps
 Notional Amount........    313,750              38,000                     29,125     380,875       144
 Strike Rate............       6.92%      8.12%    8.12%   8.50%    8.50%     8.50%
 Forward Rate...........       4.98%      4.95%    5.18%   5.24%    5.36%     5.45%

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

  Anne L. Raymond became Chief Financial Officer and an Executive Vice President of Patriot in January 1998 in connection with the closing of the Wyndham merger. Ms. Raymond also served as Treasurer of Patriot from January 1998 to March 1998. Ms. Raymond joined Wyndham's predecessor in 1983 as Controller and served in that and other financial capacities through September 1987. From September 1987 to July 1994, she served as Investment Manager for Crow Family Holdings, where her responsibilities included managing and overseeing Crow Family Holdings' interest in the Trammell Crow Company and Wyndham's predecessor. Upon the formation of the Crow Investment Trust in August 1994, Ms. Raymond was named Director--Capital Markets and had responsibility for developing and maintaining investment relationships with real estate capital sources. In March 1995, Ms. Raymond rejoined Wyndham's predecessor as Executive Vice President and Chief Financial Officer, and was elected a director of Wyndham's predecessor in April 1996. Ms. Raymond holds a B.S. in Business Administration from the University of Missouri. Ms. Raymond is 41 years old.

  Paul Novak was named Executive Vice President--Acquisitions and Development of Patriot in January 1998. From June 1997 through January 1998, Mr. Novak served as Executive Vice President--Acquisitions and Development of Wyndham. From 1994 through June 1997, Mr. Novak was President and Chief Executive Officer of Bedrock Partners, a private investment group established in 1994 to acquire hotel properties and convert them to Wyndham Hotels or Wyndham Garden Hotels. From 1992 through 1994, Mr. Novak was a principal in his own consulting firm where he directed real estate development, marketing and acquisition assignments from numerous clients. Prior thereto, he served as a Senior Vice President of Marriott International from 1981 until 1992 with responsibility for developing more than 400 properties. Mr. Novak is a member of the Urban Land Institute, The National Realty Committee and the Travel and Tourism Research Association. He holds a B.A. from Michigan State University. Mr. Novak is 52 years old. Mr. Novak's employment with the companies was terminated effective May 1999.

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

  Richard A. Holtzman serves as Executive Vice President of Wyndham and is the division President of Grand Bay Hotels and Resorts which is a division of Wyndham International, Inc. in January 1997. Mr. Holtzman served as president and chief operating officer with Westcor Resorts from July 1988. Mr. Holtzman is a graduate of Cornell University with a B.A. in hotel administration. Mr. Holtzman is 45 years old.

  Robert R.A. Breare serves as Executive Vice President of Wyndham and is the divisional President of the companies European division, which includes Arcadian and Malmaison. Mr. Breare founded Arcadian International PLC in April 1990 with an initial focus on leisure resort development and served as chief executive officer until the acquisition of Arcadian by the Companies. Previously, Mr. Breare served in the publishing industry and joined Parkdale Holdings PLC in 1987 as CEO. He was educated at Eton before completing an MA in law at Cambridge University. Mr. Breare is 46 years old.

  Michael A. Grossman serves as Executive Vice President of Wyndham and divisional president of the management services division of the Companies. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates a hotel management company. Mr. Grossman joined Patriot American in August 1993 as a Senior Vice President, heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality
(GAH), which initially served as a third party manager for Old Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 46 years old.

  Carla S. Moreland was named Executive Vice President - General Counsel of Wyndham in April 1999. She served as Senior Vice President - General Counsel of Wyndham since January 1998. Ms. Moreland served as general counsel of Wyndham Hotel Corporation since April 1994. From 1987 to 1994 she practiced law with the firm of Weil Gotshal and Manges. Ms. Moreland holds a B.A. and a J.D. from The College of William and Mary. Ms. Moreland is 39 years old.

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

  Milton Fine became a director of Patriot in June 1998. Mr. Fine co-founded Interstate Hotels Company in 1961 and was Chairman of the Board of Interstate prior to Wyndham's acquisition of Interstate in June 1998. Mr. Fine also served as the Chief Executive Officer of Interstate through March 1996. He is a life trustee of the Carnegie Institute and Chairman of the Board of Trustees of the University of Pittsburgh and a member of the Board of Directors of the Andy Warhol Museum in Pittsburgh, Pennsylvania. Mr. Fine completed his undergraduate studies magna cum laude, and also holds a J.D., from the University of Pittsburgh. Mr. Fine is 72 years old.

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

  Paul A. Nussbaum founded Patriot in 1991 and served as its Chief Executive Officer and Chairman of its Board until February 1999. Currently, he serves as Chairman Emeritus of the Board of Directors of Patriot and Wyndham. Prior to his association with Patriot, Mr. Nussbaum practiced real estate and corporate law in New York for 20 years, the last 12 years of which, he was chairman of the real estate department of Schulte Roth & Zabel. Mr. Nussbaum serves as a member of the Board of Directors of the Dallas Symphony and is a member of the Urban Land Institute, the American College of Real Estate Lawyers and the Advisory Board of the Real Estate Center of the Wharton School of Business, University of Pennsylvania. Mr. Nussbaum is a member of the Board of Visitors of the Georgetown University Law Center and a Trustee of Colby College, Waterville, Maine. He also serves on the Boards of Directors of Mack-Cali Realty Corporation. He holds a B.A. from the State University of New York at Buffalo and a J.D. from the Georgetown University Law Center. Mr. Nussbaum is 51 years old.

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

  Susan T. Groenteman has served as a director of Wyndham since January 1998. Ms. Groenteman had served as a director of Wyndham Hotel Corporation from April 1996 to January 1998. Ms. Groenteman is a Director and chief operating officer of Crow Family Holdings, an investment company managing investments in a variety of real estate related businesses, along with other industries, a position she has held since 1988. In any given year within the past five years, Ms. Groenteman has served as an executive officer or director in over 1,000 partnerships (or affiliates of partnerships) or corporations. In the past five years, Ms. Groenteman has served as an executive officer or director of approximately 95 partnerships or corporations, or for affiliates of such entities, that filed for protection under federal bankruptcy laws. In addition, in the past five years, Ms. Groenteman served as an executive officer or director in approximately 15 partnerships or corporations, or affiliates of such partnerships or corporations, that were placed in receivership. Ms. Groenteman holds a Bachelor of Business Administration from the University of Texas at Arlington. Ms. Groenteman is 44 years old.

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

  Compensation Committee. The compensation committee consists of two independent directors: Messrs. Leslie and Jacobson. The compensation committee determines compensation of Wyndham's executive officers and administers the Wyndham International 1997 Incentive Plan. The compensation committee held more than 20 meetings during 1998.

  Coordinating Committee. The coordinating committee consists of three independent directors: Messrs. Boxer and Weiser and Ms. Groenteman. The coordinating committee reviews and evaluates various proposals received from potential investors. The coordinating committee held more than 50 meetings during 1998.

Director Compensation for Wyndham and Patriot

Currently, any director who is not an employee of Wyndham or Patriot is paid an annual retainer fee of $25,000. The retainer fee is paid in quarterly installments of $6,250 each. In addition, each director is paid $1,250 for attendance at each meeting of Wyndham's or Patriot's Board of Directors, $1,000 for participating in a telephonic board meeting and $750 for attendance, whether in person or telephonic, at each meeting of a committee of Wyndham's or Patriot's Board of which such director is a member. Both the annual retainer fee and meeting fees are payable in cash, but each director may elect in advance to defer the receipt of all or part of their fees and to receive such deferred fees at a later date in the form of paired shares. In addition, Wyndham and Patriot reimburse directors for their out-of-pocket expenses incurred in connection with their service on the Boards of Directors. Directors who are employees of Wyndham or Patriot do not receive any fees for their service on the Boards of Directors or a committee thereof.

Under the Wyndham 1997 Incentive Plan or the Patriot 1997 Incentive Plan, as the case may be, on the date of each annual meeting of stockholders, each non-employee director then in office will receive a grant of non-qualified options to purchase an additional 10,000 paired shares at the then current market price. All options granted to non-employee directors vest immediately upon the date of grant. At the 1998 Annual Meeting of Stockholders, Messrs. Boxer, Crow, Daniels, Deterding, Dillon, Leslie, Lyon, Ward and Weiser, Dr. Einspruch and Ms. Groenteman each were granted a non-qualified option to acquire 10,000 paired shares at an exercise price of $24.125. Mr. Jacobson was granted a non-qualified option to acquire 20,000 paired shares at an exercise price of $24.125 at the 1998 Annual Meeting of Stockholders since he serves on both the Wyndham and Patriot Boards.

The Wyndham and Patriot Boards of Directors held numerous board meetings to consider strategic alternatives for the companies, including the negotiations with the investors and the Identified Party and the approval of the investment. A special coordinating committee of the Boards of Directors was also established and met numerous times during the last two months of 1998 and the first two months of 1999. The compensation committee also met several times to discuss special compensation issues. One director, Ms. Groenteman, who served as co-point person of the coordinating committee, worked full-time on these matters. In light of their extraordinary effort, in lieu of the normal meeting fees for the last two months of 1998 and the first two months of 1999, each director not serving on either the compensation committee or the coordinating committee received $20,000 in fees; members of the compensation committees, other than Mr. Deterding, received $40,000 in fees; members of the coordinating committee, other than Mr. Deterding and Ms. Groenteman, received $65,000 in fees; Mr. Deterding, who served on both the coordinating committee and the compensation committee, received $85,000 in fees; and Ms. Groenteman received $200,000 in fees. These fees were payable in 1999 in either cash or deferred paired shares, at the election of each director. Messrs. Crow, Deterding, Dillon, Ward and Weiser and Ms. Groenteman elected to receive their fees in cash. Mr. Jacobson elected to receive his fees in deferred paired shares. Messrs. Boxer, Daniels, Fine, Leslie and Ruhfus and Dr. Einspruch are finalizing their elections as of the date of this joint proxy statement/prospectus.





ITEM 11. EXECUTIVE COMPENSATION FOR PATRIOT

Executive Compensation for Patriot

The following table sets forth the base compensation that Patriot paid in 1998, 1997 and 1996 to its Chairman and Chief Executive Officer and to five executive officers other than the Chief Executive Officer of Patriot (collectively, the "Patriot Named Executive Officers") whose base salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998.

                          Summary Compensation Table

                                                         Long Term
                     Annual Compensation(a)         Compensation Awards
                   -----------------------------   ------------------------
                                                                 Securities
Name and                                           Restricted    Underlying
Principal                                            Stock        Options         All Other
Position           Year Salary($)    Bonus($)(b)   Awards($)       (#)(c)      Compensation($)
---------          ---- ---------    -----------   ----------    ----------    ---------------
Paul A.
 Nussbaum (d)....  1998 $555,425           --             --           --          $ 1,630(e)
Chief Executive
 Officer           1997 $407,500      $529,478     $6,930,124(f) 2,790,703(g)      $45,869(h)
and Chairman of
 the Board         1996 $247,500      $200,000            --       161,002(i)          --

William W. Evans
 III.............  1998 $374,461           --      $  999,996(j)       --          $   289(h)
President and
 Chief             1997 $275,440(k)   $303,373     $4,525,068(l)   601,074(m)      $   148(h)
Operating Officer

Anne L.
 Raymond (n).....  1998 $286,992      $ 50,000            --       117,928(o)      $   252(p)
Executive Vice
 President         1997 $208,300      $168,000            --           --              --
and Chief
 Financial
 Officer

Paul Novak (q)...  1998 $280,416           --             --        25,641(r)      $   155(h)
Executive Vice
 President         1997 $131,252      $179,573     $1,286,250(s)   107,335(r)      $    92(h)

Lawrence S.
 Jones...........  1998         (t)           (t)            (t)          (t)             (t)
Executive Vice
 President
and Treasurer
Rex E.
 Stewart (u).....  1998 $206,556           --             --           --          $    75(h)
Chief Financial
 Officer           1997 $207,375      $ 97,961            --           --          $   201(h)
and Treasurer      1996 $174,250      $ 75,000     $  847,500(v)    42,933(w)          --



--------
(a) No Patriot Named Executive Officer received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus.

(b) In accordance with the Patriot 1997 Incentive Plan, executive officers of Patriot were allowed to elect to receive all or a portion of their bonus either in cash or in paired shares. For 1997, if an executive officer chose to receive their bonus all or in part in paired shares, they received a 15% discount off of the fair market value of the paired shares as of January 6, 1998. The amounts included in the table above represent the fair market value of the paired shares received. For 1997, Mr. Nussbaum elected to receive his entire bonus in paired shares; Mr. Evans elected to receive $81,000 in cash and $222,373 in the form of paired shares; Mr. Novak elected to receive $82,500 in cash and $97,073 in the form of paired shares; Mr. Stewart elected to receive $45,000 in cash and $52,961 in the form of paired shares.
(c) Share amounts reflect the stock dividend distributed on January 25, 1999 to stockholders of record on December 30, 1998.

(d) Mr. Nussbaum resigned as an officer of Patriot on February 26, 1999.

(e) Such amount includes $360 of term life insurance premiums paid by Patriot for the benefit of Mr. Nussbaum and $1,270 contributed by Patriot to Mr. Nussbaum's 401(k) account.

(f) On March 18, 1997, Patriot awarded the equivalent of 280,005 restricted paired shares to Mr. Nussbaum. Taking into account the various stock splits which occurred in 1997, the equivalent to the market value of the paired shares on the date of grant was $24.75 and the market value of such paired shares on December 31, 1998 was $1,680,030. The restrictions on these shares lapsed with respect to one-third of the shares on March 18, 1998. The restrictions with respect to the balance of the shares lapsed on February 26, 1999 in connection with Mr. Nussbaum's resignation.

(g) On April 1, 1997, Patriot granted non-qualified options to purchase the equivalent of 2,790,703 paired shares to Mr. Nussbaum. These options were intended to vest five years from the date of grant, on April 1, 2002, but became fully vested and exercisable on February 26, 1999 in connection with Mr. Nussbaum's resignation.

(h) Such amount represents term life insurance premiums paid by Patriot for the benefit of the named executive officer.

(i) On April 19, 1996, Patriot's predecessor granted non-qualified options to purchase the equivalent of 161,002 paired shares to Mr. Nussbaum. These options were intended to vest in seven equal annual installments beginning April 19, 1997, but became fully vested and exercisable on February 26, 1999 in connection with Mr. Nussbaum's resignation.


(j) On December 31, 1998, Patriot awarded the equivalent of 166,666 restricted paired shares to Mr. Evans. The equivalent to the market value of the paired shares on the date of grant was $999,996. One-third of the award will become payable upon the closing of the investment and the related transactions and one-third on each of the first and second anniversary thereof.

(k) Such amount includes $940 paid to Mr. Evans to cover commuting expenses.



(l) On February 14, 1997, Patriot awarded the equivalent of 200,003 restricted paired shares to Mr. Evans. Taking into account the various stock splits which occurred in 1997, the equivalent to the market value of the paired shares on the date of grant was $22.625 and the market value of such paired shares on December 31, 1998 was $1,200,018. The restrictions lapsed with respect to 25% of the shares on March 1, 1998 and with respect to the balance of the shares on December 31, 1998.

(m) On February 14, 1997, Patriot granted non-qualified options to purchase the equivalent of 601,074 paired shares to Mr. Evans. These options were to vest in 12 equal quarterly installments beginning on April 1, 1997, but became fully vested and exercisable on November 27, 1998.





(n) Ms. Raymond returned from a leave of absence to the position of Executive Vice President, Chief Investment Officer and interim Chief Financial Officer on April 19, 1999.

(o) On February 2, 1998, Patriot granted Ms. Raymond: 1) non-qualified options to purchase the equivalent of 10,733 paired shares which options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40% and 2) non-qualified options to purchase the equivalent of 88,925 paired shares which options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%. On November 13, 1998, pursuant to an option repricing program, the non-qualified options to purchase the equivalent of 10,733 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 1,967 paired shares and the non-qualified options to purchase the equivalent of 88,925 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 16,303 paired shares. See "Patriot Option Repricing Program".

(p) Such amount includes $90 of term life insurance premiums paid by Patriot for the benefit of Ms. Raymond and $162 contributed by Patriot to Ms. Raymond's 401(k) account.

(q) Mr. Novak's employment with Patriot terminated in May 1999.

(r) On June 24, 1997, Patriot granted non-qualified options to purchase the equivalent of 107,335 paired shares to Mr. Novak which options vest in seven equal annual installments on the anniversary of June 24, 1997. On November 13, 1998, pursuant to an option repricing program, such non-qualified options were surrendered and exchanged for non-qualified options to purchase the equivalent of 25,641 paired shares. See "Patriot Option Repricing Program".

(s) On June 24, 1997, Patriot awarded the equivalent of 60,000 restricted paired shares to Mr. Novak. The equivalent to the market price of the paired shares on the date of grant was $21.4375 and the market value of such paired shares on December 31, 1998 was $360,000. The restrictions on the shares were to lapse in five equal annual installments beginning on June 24, 1998 and ending on June 24, 2002, but in connection with Mr. Novak's termination, all restrictions lapsed in May 1999.


(t) Mr. Jones commenced as an officer in March 1998 and was paid by Wyndham for his services as an officer of both Patriot and Wyndham. See the "Wyndham Summary Compensation Table."

(u) Mr. Stewart resigned as an officer of Patriot on March 31, 1998.







(v) On July 25, 1996, Patriot's predecessor awarded the equivalent of 60,000 restricted paired shares to Mr. Stewart. Taking into account the various stock splits which occurred in 1997, the equivalent to the market value of the paired shares on the date of grant was $14.125 and the market value of such paired shares on December 31, 1998 was $360,000. The restrictions lapse in four equal annual installments beginning on July 25, 1997.

(w) On April 19, 1996, Patriot's predecessor granted non-qualified options to purchase the equivalent of 42,933 paired shares to Mr. Stewart. These options were to vest in seven equal annual installments beginning
    April 19, 1997 but became fully vested and exercisable on October 2, 1998 in connection with Mr. Stewart's resignation.

Option Grants in Fiscal Year 1998 for Patriot

The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Patriot Named Executive Officers. All amounts reported in the following table have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

                                                                                         Potential Realizable
                                                                                            Value at Assumed
                                                                                            Annual Rates of
                                                                                              Share Price
                                                                                           Appreciation For
                                               Individual Grants                              Option Term
                         --------------------------------------------------------------- ------------------------
                             Number of      Percent of Total
                         Shares Underlying  Options Granted
                              Options         to Employees   Exercise or Base Expiration
Name                        Granted(#)       in Fiscal Year    Price($/SH)       Date      5%($)         10%($)
----                     -----------------  ---------------- ---------------- ---------- ----------    ----------
Anne L. Raymond.........      88,925(a)(d)        32.2%          $24.224       2/2/2008  $        0(d) $        0(d)
                              10,733(b)(d)         3.9%          $24.224       2/2/2008  $        0(d) $        0(d)
                              16,303(a)(e)        25.4%          $ 7.547       2/2/2008  $   77,378    $  196,092
                               1,967(b)(e)         3.1%          $ 7.547       2/2/2008  $    9,336    $   23,659

Paul Novak..............      25,641(c)(e)        39.9%          $ 7.547      6/24/2007  $  121,699    $  308,409

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

(d) Such non-qualified options were surrendered and canceled pursuant to the stock option repricing program and are therefore no longer outstanding. See "Patriot Stock Option Repricing Program."

(e) Such non-qualified options were granted pursuant to the stock option repricing program. See "Patriot Stock Option Repricing Program."

Option Exercises and Year-End Holdings for Patriot

The following table sets forth the number of paired shares acquired upon the exercise of options during 1998 and the value of options held at the end of 1998 by the Patriot Named Executive Officers.

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

Anne L. Raymond.........   109,760    $  904,258              0/18,270                       (a)

Paul Novak..............       --            --           3,663/21,978                       (a)

Rex E. Stewart..........       --            --         225,403/0                            (a)


--------
(a) None of the unexercised options are in-the-money.

Patriot Stock Option Repricing Program

Patriot commenced an option repricing program for certain optionees holding stock options with an exercise price per share in excess of $7.547 on November 13, 1998. The new exercise price was based on the average stock price for the five-day period beginning November 9, 1998 and ending November 13, 1998.

The following table sets forth information with respect to the executive officers of Patriot relating to the repricing of certain options previously awarded to employees during fiscal years 1997 and 1998. All optionees, other than the directors and the top two executive officers, were given the opportunity to surrender certain options in exchange for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at an exercise price of $7.547 per share. The new options retain the original vesting and expiration dates of the old options. The options set forth below were the only options repriced for the executive officers in the last ten years. Pursuant to the anti-dilution provision of the Patriot 1997 Incentive Plan, the numbers of securities, stock prices and exercise prices reported in the following table have been adjusted to reflect the stock dividend declared for the fourth quarter of 1998.

                        10 Year Option Repricings

                                                                                                      Length of
                                   Number of   Market                                 Number of        Original
                                   Securities Price of                               Securities      Option Term
                                   Underlying Stock at                      New      Underlying      Remaining at
                          Date of   Options    Time of  Exercise Price at Exercise     Options         Date of
          Name           Repricing  Repriced  Repricing Time of Repricing  Price   After Repricing    Repricing
          ----           --------- ---------- --------- ----------------- -------- --------------- ----------------
Anne L. Raymond......... 11/13/98    88,925    $7.279        $24.224       $7.547      16,303      9 years 3 months
 Executive Vice          11/13/98    10,733    $7.279        $24.224       $7.547       1,967      9 years 3 months
 President and Chief
 Financial Officer
Paul Novak.............. 11/13/98   107,335    $7.279        $21.079       $7.547      25,641      8 years 8 months
 Executive Vice
 President
John P. Bohlmann........ 11/13/98    32,220    $7.279        $24.224       $7.547       5,903      8 years 8 months
 Senior Vice President   11/13/98     6,977    $7.279        $24.224       $7.547       1,279      9 years 3 months
 and General Counsel

Compensation Committee Report on Repricing of Options

During fiscal 1998, the compensation committees determined that factors affecting the price of the paired shares made it necessary for Wyndham and Patriot to implement an option repricing program. Under this program, all optionees, other than the directors and the top two executive officers of Wyndham and the top two executive officers of Patriot, were given the opportunity to surrender options granted on or after January 15, 1997 in exchange for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at the average stock price for the five-day period beginning November 9, 1998 and ending November 13, 1998. The new options retain the original vesting and expiration dates of the old options.

The objective of the Wyndham and Patriot stock option plans is to align the efforts of all employees toward the success of Wyndham and Patriot and to reward employees for their contributions to that success. The compensation committees determined that this option repricing program was necessary because equity incentives are an important component of the total compensation of each employee and play a substantial role in Wyndham's and Patriot's ability to retain the services of individuals essential to Wyndham's and Patriot's long-term financial success. Prior to implementation of the program, the market price of the paired shares had fallen and Wyndham and Patriot had begun to experience high staff turnover. The compensation committees felt that the effectiveness of the stock option program and Wyndham's and Patriot's ability to retain key employees would be significantly impaired unless value was restored to previously granted stock options in the form of repriced options for paired shares at prices more closely related to the current market price. Non-employee directors and the top two executive officers of Wyndham and the top two executive officers of Patriot were not eligible for participation in the option repricing program. All other executive officers were eligible in the option repricing program because the compensation committees concluded that these executives were not responsible for the decrease in the stock price.

Accordingly, during 1998, the compensation committees approved offering all current employees and officers, other than the top two executive officers of Wyndham and the top two executive officers of Patriot, an opportunity to surrender stock options issued between January 15, 1997 and November 13, 1998 with exercise prices above $8.10 for new options with an exercise price of $8.10 per share, the average market price of the paired shares for the five-day period beginning November 9, 1998 and ending November 13, 1998. Each optionee holding such options had the opportunity to elect to retain the old option or to accept new options for a reduced number of shares that have an equivalent Black-Scholes value. Wyndham and Patriot engaged a compensation consultant to assist in the implementation of the repricing program and the Black-Scholes valuation of the previously-granted stock options, with the goals of protecting interests of outside stockholders and maintaining the aggregate economic "value" of the stock options before and after the option repricing. The compensation committees did not accelerate the vesting of any regranted options, nor did they extend the time for exercise of any regranted options.

For the fourth quarter of 1998, Wyndham and Patriot declared a stock dividend. Under the anti-dilution provisions of Wyndham's and Patriot's 1997 Incentive Plans, the compensation committees are given the discretion to take such action as they determine to be equitable in the event of stock dividends, stock split-up or similar occurrence. Accordingly, all options are further adjusted (both exercise prices and the number of option shares) to reflect the stock dividend. Therefore, the exercise price of the repriced options is further reduced to $7.547.

The compensation committees believe that the stock option repricing program, which reflects both a reduction in the number of shares issuable upon exercise and a reduction in the per share exercise price but preserves the original vesting schedule and expiration dates of the original options, strikes an appropriate balance between the interests of Wyndham and Patriot, their stockholders and option holders. The lower exercise prices in effect under the repriced options make those options valuable once again to the option holders who are critical to Wyndham's and Patriot's future success and financial performance.

Submitted by the Wyndham Compensation Committee

Arch K. Jacobson

James C. Leslie

Submitted by the Patriot Compensation Committee

John C. Deterding

Gregory R. Dillon

Arch K. Jacobson

Executive Compensation for Wyndham

The following table sets forth the base compensation that Wyndham paid to its Chief Executive Officer and President and to five executive officers other than the Chief Executive Officer of Wyndham (collectively, the "Wyndham Named Executive Officers") whose base salary and bonus exceeded $100,000 during the fiscal year ending December 31, 1998.

                          Summary Compensation Table

                                                        Long Term
                          Annual Compensation(a)   Compensation Awards
                          ----------------------- ------------------------
                                                                Securities
                                                  Restricted    Underlying
Name and Principal                                  Stock        Options        All Other
Position                  Year Salary($) Bonus($) Awards($)      (#) (b)     Compensation($)
------------------        ---- --------- -------- ----------    ----------   ---------------
James D. Carreker (c)...  1998 $571,036       --        --           --          $  648(d)
 Chief Executive Officer
 and Chairman of the
  Board

Karim Alibhai...........  1998 $353,886  $140,000       --       300,532(e)      $1,466(d)
 President and Chief      1997 $ 72,916       --        --       300,532(f)         --
 Operating Officer

Leslie V. Bentley.......  1998 $320,192  $120,000       --       117,928(g)      $2,308(d)
 Executive Vice
  President

Stanley M. Koonce, Jr...  1998 $310,920  $120,000       --       117,928(g)      $  792(d)
 Executive Vice
  President

Richard A. Holtzman.....  1998 $348,070  $200,000 $ 930,000(h)    16,511(i)
 Executive Vice
  President
Lawrence S. Jones.......  1998 $242,308  $150,000 $ 742,500(j)   115,919(k)      $  120(d)
 Executive Vice
  President
 and Treasurer

--------

(a) No Wyndham Named Executive Officer received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus.

(b) Share amounts reflect the stock dividend distributed on January 25, 1999 to stockholders of record on December 30, 1998.

(c) Mr. Carreker became Chief Executive Officer of Wyndham in January 1998.

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

(e) On June 12, 1998, Wyndham granted non-qualified options to purchase the equivalent of 300,532 paired shares to Mr. Alibhai. These options vest in 12 equal installments at the beginning of each calendar quarter starting on January 1, 1998 and ending on December 31, 2000.

(f) On October 1, 1997, Wyndham granted non-qualified options to purchase the equivalent of 300,532 paired shares to Mr. Alibhai. These options vest in 12 equal installments at the beginning of each calendar quarter starting on January 1, 1997 and ending on December 31, 2000.

(g) On February 2, 1998, Wyndham granted the named executive: 1) non-qualified options to purchase the equivalent of 10,733 paired shares which options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40% and 2) non-qualified options to purchase the equivalent of 88,925 paired shares which options vest on the anniversary of February 2, 1998 at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%. On November 13, 1998, pursuant to an option repricing program, the non-qualified options to purchase the equivalent of 10,733 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 1,967 paired shares and the non-qualified options to purchase the equivalent of 88,925 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 16,303 paired shares. See "Wyndham Option Repricing Program".

(h) On June 19, 1998, Wyndham awarded the equivalent of 40,000 restricted paired shares to Mr. Holtzman. The equivalent to the market price of the paired shares on the date of grant was $23.25 and the market value of such paired shares on December 31, 1998 was $240,000. The restrictions on the award will lapse on the anniversary of the date of grant at the following rates: year 1: 20%; year 2: 20%; year 3: 30% and year 4: 30%. Mr. Holtzman is entitled to receive dividends on the total award during the vesting period.


(i) On February 2, 1998, Wyndham granted non-qualified options to purchase the equivalent of 13,953 paired shares to Mr. Holtzman which options vest on the anniversary of February 2, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%. On November 13, 1998, pursuant to an option repricing program, such non-qualified options were surrendered and exchanged for non-qualified options to purchase the equivalent of 2,558 paired shares. See "Wyndham Option Repricing Program".

(j) On March 9, 1998, Wyndham awarded the equivalent of 30,000 restricted paired shares to Mr. Jones. The equivalent to the market price of the paired shares on the date of grant was $24.75 and the market value of such paired shares on December 31, 1998 was $180,000. The restrictions on the award will lapse on the anniversary of the date of grant at the following rates: year 1: 25%; year 2: 50%; year 3: 75% and year 4: 100%. Mr. Jones is entitled to receive dividends on the total award during the vesting period.

(k) On March 9, 1998, Wyndham granted non-qualified options to purchase the equivalent of 10,733 paired shares to Mr. Jones which options vest on the anniversary of March 9, 1998 at the following rates: year 1: 30%; year 2:
    30% and year 3: 40%. On April 1, 1998, Wyndham granted non-qualified options to purchase the equivalent of 85,866 paired shares to Mr. Jones which options vest in 12 equal quarterly installments beginning on April 1, 1998. On November 13, 1998, pursuant to an option repricing program, the non-qualified options to purchase the equivalent of 10,733 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 2,147 paired shares and the non-qualified options to purchase the equivalent of 85,866 paired shares were surrendered and exchanged for non-qualified options to purchase the equivalent of 17,173 paired shares. See "Wyndham Option Repricing Program".

Option Grants in Fiscal Year 1998 for Wyndham

  The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Wyndham Named Executive Officers. All amounts reported in the following table have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

                                                                                    Potential Realizable
                                                                                       Value at Assumed
                                                                                       Annual Rates of
                                                                                         Share Price
                                                                                      Appreciation For
                                             Individual Grants                           Option Term
                         ---------------------------------------------------------- ------------------------
                             Number of      Percent of Total
                         Shares Underlying  Options Granted   Exercise
                              Options         to Employees     or Base   Expiration
Name                        Granted(#)       in Fiscal Year  Price($/SH)    Date      5%($)         10%($)
----                     -----------------  ---------------- ----------- ---------- ----------    ----------
Karim Alibhai...........      300,532(a)          11.5%        $19.449   6/12/2008  $3,675,919    $9,315,499
Leslie V. Bentley.......       10,733(b)(d)        0.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                               88,925(c)(d)        3.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                                1,967(e)           0.6%        $ 7.547    2/2/2008  $    9,336    $   23,659
                               16,303(e)           4.9%        $ 7.547    2/2/2008  $   77,378    $  196,092

Stanley M. Koonce,
 Jr. ...................       10,733(b)(d)        0.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                               88,925(c)(d)        3.4%        $24.224    2/2/2008  $        0(d) $        0(d)
                                1,967(e)           0.6%        $ 7.547    2/2/2008  $    9,336    $   23,659
                               16,303(e)           4.9%        $ 7.547    2/2/2008  $   77,378    $  196,092

Richard A. Holtzman.....       13,953(b)(d)        0.5%        $24.224    2/2/2008  $        0(d) $        0(d)
                                2,558(e)           0.8%        $ 7.547    2/2/2008  $   12,141    $   30,768
Lawrence S. Jones.......       85,866(f)(d)        3.3%        $23.059    3/9/2008  $        0(d) $        0(d)
                               10,733(g)(d)        0.4%        $23.059    3/9/2008  $        0(d) $        0(d)
                               17,173(e)           5.2%        $ 7.547    3/9/2008  $   81,508    $  206,556
                                2,147(e)           0.6%        $ 7.547    3/9/2008  $   10,190    $   25,824


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

(d) Such non-qualified options were surrendered and canceled pursuant to the stock option repricing program and are therefore no longer outstanding. See "Wyndham Stock Option Repricing Program."

(e) Such non-qualified options were granted pursuant to the stock option repricing program. See "Wyndham Stock Option Repricing Program."
(f) Such options vest in 12 quarterly installments beginning on April 1, 1998.
(g) Such options vest on the anniversary of March 9, 1998 at the following rates: year 1: 30%; year 2: 30% and year 3: 40%.

Option Exercises and Year-End Holdings for Wyndham

The following table sets forth the number of paired shares acquired upon the exercise of options during 1998 and the value of options held at the end of 1998 by the Wyndham Named Executive Officers.

                                                  Number of Securities Underlying    Value of Unexercised
                             Shares      Value              Unexercised             In-The-Money Options at
                          Acquired on   Realized  Options at December 31, 1998 (#)   December 31, 1998 ($)
Name                      Exercise (#)    ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
----                      ------------ ---------- -------------------------------- -------------------------
James D. Carreker.......    178,360    $2,200,606          78,048/0                           (a)

Leslie V. Bentley.......     82,320    $1,082,549          29,452/18,720                      (a)

Stanley M. Koonce, Jr...     82,320    $1,118,564          29,452/18,720                      (a)

Lawrence S. Jones.......        --            --            3,220/16,100                      (a)


--------
(a) None of the unexercised options are in-the-money.

Wyndham Stock Option Repricing Program

Wyndham commenced an option repricing program for certain optionees holding stock options with an exercise price per share in excess of $7.547 on November 13, 1998. The new exercise price was based on the average stock price for the five-day period beginning November 9, 1998 and ending November 13, 1998.

The following table sets forth information with respect to the executive officers of Wyndham relating to the repricing of certain options previously awarded to employees during fiscal years 1997 and 1998. All optionees, other than the directors and the top two executive officers, were given the opportunity to surrender certain options in exchange for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at an exercise price of $7.547 per share. The new options retain the original vesting and expiration dates of the old options. The options set forth below were the only options repriced for the executive officers in the last ten years. Pursuant to the anti-dilution provision of the Wyndham 1997 Incentive Plan, the numbers of securities, stock prices and exercise prices reported in the following table have been adjusted to reflect the stock dividend declared for the fourth quarter of 1998.

                        10 Year Option Repricings

                                                                            Number of
                                    Number of   Market                      Securities    Length of
                                    Securities Price of  Exercise           Underlying Original Option
                                    Underlying Stock at  Price at    New     Options    Term Remaining
                           Date of   Options    Time of   Time of  Exercise   After       at Date of
                          Repricing  Repriced  Repricing Repricing  Price   Repricing     Repricing
          Name            --------- ---------- --------- --------- -------- ---------- ----------------
Leslie V. Bentley ......  11/13/98    88,925    $7.279    $24.224   $7.547    16,303   9 years 3 months
 Executive Vice           11/13/98    10,733    $7.279    $24.224   $7.547     1,967   9 years 3 months
 President
Stanley M. Koonce, Jr...  11/13/98    88,925    $7.279    $24.224   $7.547    16,303   9 years 3 months
 Executive Vice           11/13/98    10,733    $7.279    $24.224   $7.547     1,967   9 years 3 months
 President
Lawrence S. Jones.......  11/13/98    85,866    $7.279    $23.059   $7.547    17,173   9 years 4 months
 Executive Vice           11/13/98    10,733    $7.279    $23.059   $7.547     2,147   9 years 4 months
 President and Treasurer
Richard A. Holtzman.....  11/13/98    13,953    $7.279    $24.224   $7.547     2,558   9 years 3 months
 Executive Vice
 President
Thomas W. Lattin........  11/13/98    33,625    $7.279    $24.224   $7.547     6,617   9 years 3 months
 Executive Vice
 President
Michael A. Grossman.....  11/13/98    41,806    $7.279    $24.224   $7.547     7,665   9 years 3 months
 Executive Vice           11/13/98    10,733    $7.279    $24.224   $7.547     1,967   9 years 3 months
 President
Carla S. Moreland.......  11/13/98    32,200    $7.279    $24.224   $7.547     5,903   9 years 3 months
 Senior Vice President    11/13/98     6,977    $7.279    $24.224   $7.547     1,279   9 years 3 months
 and General Counsel

For Compensation Committee Report on Repricing of Options, see page 68.

Report of the Compensation Committees of the Boards of Directors of Wyndham and Patriot on Executive Compensation

This compensation committee report relates to compensation decisions made by Wyndham's and Patriot's compensation committees. This compensation committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this joint proxy statement/prospectus into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that Wyndham or Patriot specifically incorporates this information by reference, and shall not otherwise be deemed filed under such laws.

Objectives of Executive Compensation. Wyndham's and Patriot's executive compensation programs are intended to attract, motivate and retain key executives who are capable of leading Wyndham and Patriot effectively and continuing their long-term growth. The compensation programs for executives are comprised of base salary, annual incentives and long-term incentive awards. Base salary is targeted to be within a reasonable range of compensation for comparable companies and for comparable levels of expertise by executives. Annual incentives are based upon the achievement of one or more performance goals. Wyndham and Patriot use stock options and other equity based compensation in their long-term incentive programs.

Compensation Committee Procedures. The compensation committees of the Boards of Directors establish the general compensation policies of Wyndham and Patriot and implement and monitor the compensation and incentive plans and policies of Wyndham and Patriot. The Wyndham compensation committee is composed of two independent directors, none of whom is currently an officer or employee of Wyndham. The Patriot compensation committee is composed of three independent directors, none of whom is currently or was formerly an officer or employee of Patriot. Final compensation determinations for each fiscal year are generally made after the end of the fiscal year, after audited financial statements for such year become available. At that time, bonuses, if any, are determined for the past year's performance, base salaries for the following fiscal year are set and long-term incentives, if any, are granted.

The compensation committees engage compensation consultants to advise the committees with respect to executive compensation matters, including compensation amounts and the relative allocation of compensation among base salary, annual incentive compensation and long-term incentive compensation. The compensation committees, working with these compensation consultants, established quantitative and qualitative performance targets for the year ending December 31, 1998 for both annual and long-term compensation awards. The results of this review are reflected in the annual incentive compensation decisions for the fiscal year ended December 31, 1998 and in the base salary levels for the fiscal year ending December 31, 1999.

In setting base salary and determining annual incentive and long-term incentive awards, the compensation committees review compensation levels of executive officers at other hospitality companies and real estate investment trusts with revenues comparable to those of Wyndham and Patriot . Some of these companies are the same companies that comprise the NAREIT Total Return Equity Index to which Wyndham's and Patriot's stock performances are compared in this joint proxy statement/prospectus. The compensation committees believe that the compensation information for these groups is comparable since both groups contain hospitality companies of similar size and performance.

The compensation committees also review data contained in published surveys on executive compensation. The compensation committees based their decisions regarding 1999 base salary and annual cash bonus amounts for the year ended December 31, 1998, in part, upon their review of such data. In general, the 1999 base salary for most executives is slightly above the median base salary for comparable companies. The cash bonus for 1998 is generally below the median for comparable companies.

Members of the compensation committees consult periodically by telephone prior to their joint meetings at which compensation decisions are made. The compensation committees exercise their independent discretion in determining the compensation of the executive officers.

Each element of the executive compensation, as well as the compensation of the Wyndham Chief Executive Officer and the Patriot Chief Executive Officer, is discussed separately below.

Base Salary. Base salaries are determined by the compensation committees after reviewing salaries paid by hospitality companies of similar size and performance. For 1999, most executives received a base salary increase of about 5 percent.

Annual Incentives. Annual incentives are provided in the form of cash bonuses. Annual incentives are designed to reward executives and management for the annual growth and achievement of Wyndham and Patriot. The compensation committees award cash bonuses to those executives who meet established goals, with the amount of the award based upon each executive's base salary and the level to which such executive's performance met and exceeded the established goal. For the three top senior executives, the goal for bonus is two-fold: FFO per share growth and individual performance. The FFO per share growth for 1998 was not met, and therefore, the three top senior executives did not receive any cash bonuses. For executives in hotel operations, the goal for bonus is three-fold: revenue growth versus competition, EBITDA targets and individual performance. The revenue growth goals for hotel operations for 1998 were met, while EBITDA results were mixed. Executives in hotel operations with the title Executive Vice President and above who received commendable ratings from their immediate superiors received average bonuses equal to 40 percent of their base salaries. For executives in corporate operations, the goal for bonus is two-fold: achievement of key corporate objectives such as merger integrations and corporate procurement program and individual performance. Some of the corporate objectives were met and executives in corporate operations who received commendable ratings from their immediate superiors received average bonuses equal to 40 percent of their base salaries. In some instances, bonuses have been awarded pursuant to requirements in the employment agreements.

Long-term Incentives. Long-term incentives are provided through the grant of restricted stock awards and stock options. These grants are designed to align executives' interests with the long-term goals of Wyndham and Patriot and the interests of Wyndham's and Patriot's stockholders and encourage high levels of stock ownership among executives. Wyndham and Patriot have a broad-based stock option award program that is granted annually to generally all employees with the title "General Manager" and up. These annual option grants vest over three years. New executives are eligible to receive a one-time initial option grant that vests over four years. In addition, executives who are marked as high potential and key to the long-term growth of Wyndham and Patriot may receive a Chairman's award which entitles them to receive a special option award that vests over five years. Both the one-time initial option grants and the Chairman's awards are more generous in size than the annual option grants. Executives who are parties to employment agreements and other selected executives may receive restricted stock grants that vest over four years. It is intended that only a select group of executives will receive restricted stock grants.

Termination Agreement with Mr. Stewart. On March 31, 1998, Mr. Stewart's employment with Patriot terminated. In consideration of Mr. Stewart's agreement to provide consulting services, the compensation committee approved certain severance arrangements which are described in more detail in the section captioned "Wyndham and Patriot Employment Agreement and Termination Agreements."

Compensation of Chief Executive Officers. The compensation committees set Mr. Carreker's and Mr. Nussbaum's base salaries for the year ended December 31, 1998 substantially in accordance with the policies described above relating to all executive officers. Mr. Carreker's 1998 base salary was $571,036. Mr. Nussbaum's 1998 base salary was $555,425, an amount that represents an increase of 11% over his 1997 base salary of $500,000. In both instances, the base salary was set to be at or around the median base salary of chief executive officers of comparable companies.

In light of Wyndham's and Patriot's financial difficulties in 1998, the compensation committees did not award Mr. Carreker or Mr. Nussbaum a bonus for 1998. Except for the award made pursuant to the special retention plan described below, neither Mr. Carreker nor Mr. Nussbaum received any equity award in 1998.

The compensation committees considered that it was very important to keep the top executives focused on facilitating a strategic transaction or investment that would be in the best interests of the stockholders. Towards this end, the compensation committees engaged a compensation consultant to assist them in designing a special retention and incentive plan for the top executives that would motivate the executives to support the best possible transactions for Wyndham and Patriot and that would be fair and reasonable to stockholders. The consultant advised the compensation committees that market practice would support the adoption of a special retention plan for those selected executives whose continued employment and active role in supporting a strategic transaction was critical. After careful review of the compensation consultant's report and consultation with counsel, the compensation committees approved a special retention plan. Payments would be made under the special retention plan upon the execution of, and in some instances, the closing of a strategic transaction.

The compensation committees considered the purchase agreement to be a strategic transaction that would entitle executives to receive payments under the special retention plan. Pursuant to the special retention plan, in February, 1999, Mr. Carreker received a paired share award in the amount of 216,666 paired shares. The first installment of 72,222 paired shares will become payable upon the closing of the investment and the related transactions, and 72,222 paired shares will become payable on each of the first and second anniversaries thereof. Pursuant to the special retention plan, in February, 1999, Mr. Nussbaum received a paired share award in the amount of 250,000 paired shares, payable in three installments. The first installment of 83,334 paired shares became payable upon the execution of the purchase agreement, and 83,333 paired shares will become payable on each of the first and second anniversaries thereof. Pursuant to the special retention plan, Mr. Evans received a paired share award in the amount of 166,666 paired shares. The first installment of 55,556 paired shares will become payable upon the closing of the investment and the related transactions, and 55,555 will become payable on each of the first and second anniversaries thereof. No other executive is eligible to receive an award under the special retention plan.

Mr. Nussbaum was not initially eligible for the 1998 stock option repricing program described below. However, as part of his resignation, the Patriot compensation committee allowed Mr. Nussbaum to file an election, between June 30, 1999 and December 31, 1999, to exchange his outstanding options and new options of equal "Black-Scholes" value for fewer shares at the then current market price.

Tax Considerations. The compensation committees' executive compensation strategies are designed to be cost- and tax-effective. Therefore, the compensation committees' policies are, where possible and considered appropriate, to preserve corporate tax deductions, including the deductibility of compensation paid to the Wyndham Named Officers and the Patriot Named Officers pursuant to Section 162(m) of the Internal Revenue Code, while maintaining the flexibility to approve compensation arrangements which they deem to be in the best interests of Wyndham and Patriot and their stockholders, but which may not always qualify for full tax deductibility.

Submitted by the Wyndham Compensation Committee

Arch K. Jacobson

James C. Leslie

Submitted by the Patriot Compensation Committee

John C. Deterding

Gregory R. Dillon

Arch K. Jacobson


Compensation Committee Interlocks and Insider Participation for Wyndham and Patriot

With respect to Wyndham, during 1998 Mr. Carreker served on the compensation committee of Crow Family Holdings and Ms. Groenteman is a director of Wyndham and the chief operating officer of Crow Family Holdings.

Wyndham and Patriot Employment Agreements and Termination Agreements

Patriot entered into an employment agreement as of April 14, 1997 with Mr. Carreker, pursuant to which Mr. Carreker serves as Chief Executive Officer and as Chairman of the Board of Wyndham for a term of five years beginning on January 5, 1998, with an initial base salary of $500,000. This agreement is automatically extended for an additional two-year term unless either party elects to terminate it by notice in writing at least 90 days prior to the second anniversary of the agreement or even-numbered anniversary date thereafter. Mr. Carreker is eligible to receive incentive compensation to be determined by the compensation committee of an amount up to 100% of his base compensation.

Patriot entered into an employment agreement as of April 14, 1997 with Mr. Nussbaum, pursuant to which Mr. Nussbaum serves as Chief Executive Officer and Chairman of the Board of Patriot from July 1, 1997 until January 5, 2003, the fifth anniversary of the effective date of the Wyndham merger. Mr. Nussbaum's employment with Patriot terminated as of February 26, 1999, for reasons other than for cause. Pursuant to the terms of his separation agreement, which was based in part on the provisions of Mr. Nussbaum's employment agreement, Patriot has agreed to pay Mr. Nussbaum severance in the amount of $3.2 million, to provide for certain benefits for two years and an office and secretarial support for three years. In addition, all of Mr. Nussbaum's outstanding stock options vested and became exercisable and all of Mr. Nussbaum's restricted stock became fully vested and nonforfeitable. In accordance with the separation agreement, the stock options will remain outstanding for their remaining terms and at Mr. Nussbaum's election, which must be made between June 1, 1999 and December 31, 1999, Mr. Nussbaum's existing stock options will be exchanged on a Black-Scholes neutral basis for new options with an exercise price equal to the fair market value of the common stock at the time of the exchange. Pursuant to the separation agreement, Patriot also agrees to guarantee the repayment of Mr. Nussbaum's outstanding indebtedness to NationsBank, and upon the earlier of the closing of the investment and related transactions or December 31, 1999, Patriot will assume the NationsBank loan in exchange for a personal recourse note of Mr. Nussbaum which will become payable at the end of six years and will carry an interest rate of 5.5% per annum. Further, Mr. Nussbaum received a new grant of 250,000 shares of restricted stock, payable in three installments over two years. Finally, Mr. Nussbaum agreed to provide consulting services to Patriot for two years, for which he will receive a fee of $75,000 per month for the first 12 months and $50,000 per month for the next 12 months.

Wyndham entered into an employment agreement as of October 1, 1997 with Mr. Alibhai, pursuant to which Mr. Alibhai serves as President and Chief Operating Officer of Wyndham for a term of three years beginning on September 30, 1997, with an initial base salary of $350,000. This agreement is automatically extended for an additional two-year term unless either party elects to terminate it by notice in writing at least 45 days prior the second anniversary of the agreement or even-numbered anniversary date thereof, to expiration of the agreement. Additionally, Mr. Alibhai is eligible to receive incentive compensation to be determined by the compensation committee of an amount up to 80% of his annual base compensation, but in no event less than $75,000.

Upon termination of employment due to the death or disability of Messrs. Carreker, Nussbaum or Alibhai, all unexercisable stock options and non-vested stock-based grants will immediately vest and will be exercisable for one year. Additionally, Wyndham or Patriot as applicable, will pay health insurance premiums for one year.

If employment is terminated by Messrs. Carreker, Nussbaum or Alibhai for "good reason," or if Wyndham or Patriot, as applicable, terminates his employment without "cause," Wyndham or Patriot, as applicable, will pay such executive a severance payment in accordance with Wyndham's or Patriot's, as applicable, then current severance policies. At a minimum, Messrs. Carreker and Nussbaum would be entitled to a severance payment equal to three times the sum of his average base compensation, (determined in accordance with Mr. Nussbaum's or Mr. Carreker's employment agreement, respectively, and average incentive compensation, determined in accordance with Mr. Nussbaum's or Mr. Carreker's employment agreement, respectively. Mr. Alibhai would be entitled to a minimum severance payment equal to the sum of his average base compensation and average incentive compensation for the remaining term of his agreement or 24 months, whichever is higher, subject to certain offsets. Additionally, for a period of three years, Wyndham or Patriot, as applicable, will provide Messrs. Carreker and Nussbaum with an office and related facilities and an assistant at a location of their respective choosing. For a period of one year, Wyndham or Patriot, as applicable, would pay for Messrs. Carreker and Nussbaum the cost of executive placement services. Certain stock options and stock-based grants held by the Messrs. Carreker, Nussbaum or Alibhai will also become exercisable or nonforfeitable.

   If a "change in control", as defined in the employment agreements, occurs and the executive's employment is terminated for any reason other than death, disability or voluntary resignation within 18 months of such change in control, Wyndham or Patriot, as applicable, must pay the executive a lump sum amount equal to the severance payment (as defined in the employement agreements) and all stock options and other stock-based awards will become immediately exercisable or non-forfeitable. In addition, Patriot will provide the executive with a tax gross-up payment to cover any excise tax due.

In June 1997, Patriot entered into an employment agreement with Mr. Novak, pursuant to which Mr. Novak serves as Executive Vice President--Acquisitions and Development for a three-year term beginning June 1997, with an initial base salary of $275,000.

Mr. Novak's employment with Patriot terminated May, 1999, for reasons other than for cause. Pursuant to the terms of Mr. Novak's employment agreement, he is entitled to receive severance in the amount of $705,500 plus health insurance for two years. In addition, all of Mr. Novak's outstanding stock options vested and became exercisable and all of Mr. Novak's restricted stock became fully vested and nonforfeitable. Mr. Novak will also be reimbursed for executive outplacement and legal fees.

   In February 1997, Patriot entered into an employment agreement with William
W. Evans III for a three- year term beginning March 1, 1997, with an initial base salary of $300,000. Pursuant to the agreement, Mr. Evans initially served in the Office of the Chairman of Patriot. In the event Mr. Evans' employment is terminated due to death or disability: (1) Mr. Evans' beneficiaries will receive the proceeds under applicable insurance policies, (2) all stock options and other stock-based awards will become immediately exercisable or nonforfeitable and (3) for a period of one year, Mr. Evans' spouse and dependents will receive medical and related health benefits under Patriot's existing plans.

In the event Mr. Evans' employment is terminated for cause or Mr. Evans voluntarily terminates his employment, he will be entitled to receive any accrued but unpaid cash compensation and benefits through the date of termination and all vested options will continue to be exercisable for their exercise term, as if his employment had not been terminated. If Patriot terminates Mr. Evans without cause or if Mr. Evans terminates his employment due to a constructive termination (as defined in his employment agreement):
(i.) all stock option and other stock-based awards will become immediately exercisable or nonforfeitable, (2) for the longer of one year or the remaining length of the term of the agreement, Mr. Evans and his spouse and dependents will receive medical and related health benefits under Patriot's existing plans and (3) Patriot will pay Mr. Evans within 30 days after the date of termination, a lump sum equal to his average base salary and average incentive compensation for the remaining length of the term of the agreement, or 12 months, whichever is greater. Mr. Evans is entitled to the same benefits as Messrs. Carreker and Nussbaum in the event of a change in control as defined in the employment agreement.

Mr. Evans' employment agreement was amended in late 1998 to increase his base salary to $450,000, effective November, 1998, and provide for an incentive performance bonus payable upon successful completion of certain goals established by the compensation committee. Further, the employment agreement was amended to provide for a grant of 166,666 restricted paired shares, payable in three installments over two years, contingent upon the closing of the investment and the related transactions. In addition, Mr. Evans' outstanding stock options all became vested and exercisable and all his restricted stock grants became fully vested and non-forfeitable. Finally, Patriot provided Mr. Evans with a loan pursuant to his amended employment agreement to assist him with the payment of income taxes on paired shares that vested in February 1998.

As of April 14, 1997, Patriot entered into an employment agreement with Ms. Raymond and Wyndham entered into employment agreements with Messrs. Bentley and Koonce, with initial base salaries of $275,000, $250,000 and $250,000, respectively. These employment agreements became effective on January 5, 1998. These employment agreements have a term of three years and have substantially similar provisions as Mr. Novak's employment agreement except that the severance payment is equal to the sum of the average base and incentive compensation payable for the remaining length of the three-year term, or 18 months, whichever is greater. Ms. Raymond's position is that of Executive Vice President and Chief Financial Officer of Patriot. Mr. Bentley's position is that of Executive Vice President of Wyndham, and Mr. Koonce's position is that of Executive Vice President, Marketing and Strategic Planning of Wyndham.


On March 9, 1998, Mr. Jones entered into employment agreements with both Wyndham and Patriot for a three-year term with an initial base salary of $300,000. Mr. Jones's position is that of Executive Vice President and Treasurer of both Wyndham and Patriot. Mr. Jones's employment agreements have provisions that are substantially similar to the employment agreements for Messrs. Bentley and Koonce, except that Mr. Jones's employment agreements provide for a minimum guarantee of incentive compensation equal to 50% of his base salary. Mr. Jones is also entitled to borrow up to $750,000 from Wyndham and Patriot. Upon
Mr. Jones's termination of employment, if his total compensation earned while employed at Wyndham and Patriot, including stock-based compensation, is less than $3,000,000, a portion of the loan will be forgiven.

On June 19, 1998, Wyndham entered into an employment agreement with Mr. Holtzman for a three-year term with an initial base salary of $300,000. Mr. Holtzman's position is that of Executive Vice President of Wyndham and President of Grand Bay Hotels and Resorts. Under Mr. Holtzman's employment agreement, he is entitled to receive a guaranteed bonus of $200,000 in his initial year of employment. If Mr. Holtzman's employment is terminated by Wyndham without "cause" or Mr. Holtzman resigns for a "good reason," he will be entitled to a severance payment equal to the sum of 50% of his average base pay and bonus and the amount payable under the Wyndham's then current severance policy. Certain stock options and stock-based grants held by Mr. Holtzman will become exercisable or nonforfeitable. For a period of six months, Wyndham would pay Mr. Holtzman the cost of executive placement services. Upon a "change in control," all of Mr. Holtzman's stock options and stock-based grants will become exercisable and nonforfeitable.

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

  As of May 6, 1999, there were 239,838,771 paired shares; 4,860,876 shares of Patriot series A and 558,656 of Patriot series B preferred stock; 1,781,173 shares of Wyndham series A preferred stock; 1,781,181 shares of Wyndham series B preferred stock; 7,717,601 options to purchase a like number of paired shares; 1,324,804 preferred B paired partnership units, 655,892 preferred A Wyndham partnership units and 586,814 preferred C Wyndham partnership units outstanding.

                                              Number of Shares
                                          and Amount and Nature of Percentof
Name of Beneficial Owner                    Beneficial Ownership   Class(a)
------------------------                  ------------------------ ---------
Karim Alibhai............................         5,347,240(b)        2.18%
Karim Alibhai............................           171,200(w)***     4.81%***
Leslie V. Bentley........................           624,432(c)           *
John P. Bohlmann.........................            42,428(d)           *
Leonard Boxer............................            59,117(e)           *
James D. Carreker........................         2,028,661(f)        1.01%
Harlan R. Crow...........................        12,126,729(g)(v)     4.72%
Harlan R. Crow...........................         4,860,876(h)**       100%**
John H. Daniels..........................           204,987(e)           *
John C. Deterding........................            54,697(e)           *
Gregory R. Dillon........................            54,697(e)           *
Burton C. Einspruch, M.D.................            24,472(i)           *
William W. Evans III.....................           773,637(j)           *
Milton Fine..............................         5,066,390           2.07%
Susan T. Groenteman......................            30,768(v)           *
Michael Grossman.........................            13,986(k)           *
Richard Holtzman.........................            98,353(x)           *
Arch K. Jacobson.........................            77,237(l)           *
Lawrence S. Jones........................            15,711(m)           *
Stanley M. Koonce........................           613,438(n)           *
Thomas W. Lattin.........................           386,663(o)           *
James C. Leslie..........................            15,033(v)           *
Carla S. Moreland........................            70,879(p)           *
Paul Novak...............................            96,837(q)           *
Paul A. Nussbaum.........................         4,301,647(r)        1.83%
Anne Raymond.............................           609,167(y)           *
Rolf E. Ruhfus...........................         1,896,505(z)           *
Philip J. Ward...........................            11,790(v)           *
Sherwood M. Weiser.......................         1,137,736(i)(s)        *
Sherwood M. Weiser.......................           788,795(w)***    22.14%***
Executive officers and directors as a
 group (27 persons)......................        35,765,236          14.77%
CFHS, L.L.C./Crow Family, Inc............        11,074,443(t)        4.73%
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

(c) Includes options to purchase 33,303 paired shares issued to Mr. Bentley which are currently exercisable.
(d) Includes options to purchase 10,765 paired shares issued to Mr. Bohlmann which are currently exercisable.

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

(k) Includes options to purchase 2,023 paired shares issued to Mr. Grossman, which are currently exercisable.
(l) Includes options to purchase 64,400 paired shares issued to Mr. Jacobson, all of which are currently exercisable.
(m) Includes options to purchase 6,011 paired shares issued to Mr. Jones which are currently exercisable.
(n) Includes options to purchase 33,303 paired shares issued to Mr. Koonce which are currently exercisable.

(o) Includes options to purchase 185,392 paired shares issued to Mr. Lattin which are currently exercisable.
(p) Includes options to purchase 56,788 paired shares issued to Ms. Moreland which are currently exercisable.
(q) Includes options to purchase 25,641 paired shares issued to Mr. Novak which are currently exercisable.
(r) Includes options to purchase 3,005,575 paired shares issued to Mr. Nussbaum which are currently exercisable.
(s) Includes an aggregate of 10,984 paired partnership units held by W L Tampa, Ltd., and 129,900 paired shares held by CHC International, Inc. Mr. Weiser disclaims beneficial ownership of such securities to the extent that they exceed his pecuniary interest in such entities.
(t) Includes 6,305,569 paired shares and 4,768,874 shares of Patriot preferred stock held by various limited partnerships in which CFHS LLC serves as the general partner. All of such shares are also reported in Mr. Crow's beneficial holdings. Beneficial ownership information is based on the
    Schedule 13D filed by G-3 Securities, L.P., CFHS, LLC and Crow Family, Inc. on January 8, 1998.
(u) Shares of Patriot preferred stock. All of such shares are also reported in Mr. Crow's beneficial holdings above.
(v) Includes options to purchase 10,733 paired shares, all of which are currently exercisable.
(w) Shares of Wyndham series A preferred stock and shares of Wyndham series B preferred stock.
(x) Includes options to purchase 95,420 paired shares which are currently exercisable.
(y) Includes options to purchase 3,851 paired shares which are currently exercisable.
(z) Includes an aggregate of 1,766,936 of paired partnership units held by Summerfield Suites Management Corp., Summerfield Development Corp., Summerfield Suites Lease Corp., SFHC Lease Corp., Summerfield Investment Corp., and Witchita Consulting Co.

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

Loan from Beacon Capital Partners, L.P.

  In May 1999, Beacon Capital Partners, L.P. loaned $25 million to the companies. The loan, which bears interest at LIBOR plus 2.5% is due June 30, 1999. The loan is secured by a first mortgage on the Wyndham Batterymarch hotel, a property under construction in Boston, Massachusetts. The companies paid Beacon Capital Partners, L.P. a financing fee of 2.50% of the loan principal in May and will pay Beacon an additional fee of 0.75% of the loan principal upon maturity of the loan.

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

  During 1998, Wyndham received payments in the aggregate amount of $14,285,904 from the Hotel Partnerships listed below, in which Crow Family Members have an interest. Some or all of the Wyndham Senior Executive Officers have an ownership interest in such Hotel Partnerships. The payments were received as reimbursements for certain administrative, tax legal, accounting, finance, risk management, sales and marketing services provided by Wyndham to such entities.

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

  During 1998, Wyndham received hotel management fees in the aggregate of $14,285,904 from the ownership entity of the hotel listed below in which Milton Fine, Paul Nussbaum, Karim Alibhai, Rolf Ruhfus, or Sherwood Weiser has an interest.

                                               1998 Aggregate Management
      Milt Fine                                    and Service Fees
      ---------                                -------------------------
      Marriott-Harrisburg, PA                         $  265,734
      Marriott Reach Resort; Key West, Fla.              201,187
      Marriott-Pittsburgh Airport                        294,884
      Marriott-Albany, NY                                340,144
      Marriott Mission Valley, San Diego                 323,684
      Marriott Minnetonka, Minneapolis                   273,466
      Marriott Courtyard; St. Louis                      378,029
      Marriott Courtyard-Westborough; Boston             208,065
      Marriott Courtyard Orange                          210,486
      Marriott-Ft. Lauderdale                            173,532
      Marriott Greentree, Pittsburgh                     658,613
      Marriott Providence                              1,383,983
      Marriott Trumbull                                1,554,174
      Embassy Suites Chicago                             377,213
      Residence Inn Pittsburgh                            46,866
      Hilton Garden Inn-Chicago                       99 Opening
      Paul Nussbaum
      -------------
      Marriott Residence Inn, Houston                 $  210,737
      Holiday Inn Astrodome                              215,020
      Days Inn Astrodome                                  49,350
      Sheraton Astrodome                                 524,190
      Radisson Astrodome                                  94,849
      Ramada Astrodome                                       --
      Sheraton Edmonton                                  216,335
      Inn at Maingate dba Doubletree Maingate            204,220

      Karim Alibhai
      -------------
      Days Inn Astrodome, Houston                             $49,350
      Days Inn Greenspoint, Houston                            45,530
      Hampton Inn Corpus Christi                               46,824
      Hawthorne Suites, Houston                                86,974
      Holiday Inn Stevens Point, Portage County, Wisconsin    273,629
      Holiday Inn Astrodome, Houston                          161,733
      Inn at Maingate dba Doubletree Maingate, Kissimmee, FL  204,220
      Marriott Residence Inn, Houston Medical Center          210,737
      Sheraton Astrodome, Houston                             524,190
      Sheraton Edmonton, Alberta Canada                       216,335
      Omni Baltimore                                          916,675
      Wyndham Miami-Biscayne Bay                              449,110
      Radisson Astrodome, Houston                              94,849
      Holiday Inn-Lenox                                       221,928
      Wyndham Garden Market Center, Dallas                    137,813
      Days Inn Austin                                          40,314
      Radisson Acapulco                                        21,639
      Wyndham Montreal                                        256,793

      Rolf Ruhfus
      -----------
      Summerfield Suites-Bridgewater          $141,990
      Summerfield Suites-Burlington            136,446
      Summerfield Suites Chicago Downtown      158,621
      Summerfield Suites Charlotte              36,006
      Summerfield Suites Gaithersburg           98,982
      Summerfield Suites Pleasanton             51,339
      Summerfield Suites Scottsdale              4,889
      Summerfield Suites Harrison                  --
      Summerfield Suites Plymouth Meeting          --
      Sierra Suites-Atlanta Perimeter              --
      Sierra Suites-Bothell                     45,901
      Sierra Suites-Chantilly                      332
      Sierra Suites-Orlando                     40,272
      Sierra Suites-Lake Buena Vista            36,740
      Sierra Suites-Phoenix Metro Center        25,621
      Sierra Suites-Piscataway                  29,637
      Sierra Suites-Pleasanton                  23,613
      Sierra Suites-Scottsdale                  54,871
      Sierra Suites-Waltham                     32,470
      Sierra Suites-Woburn                      53,678
      Sierra Suites-Atlanta Brookhaven             --
      Sierra Suites-San Jose                       --
      Sherwood Weiser
      ---------------
      Holiday Inn Dayton Mall, Ohio             37,161
      Sheraton University City, Philadelphia   161,089
      Wyndham Miami-Biscayne Bay               449,110
      Westin Hotel Providence, RI              143,982
      Washington Duke                          359,750

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

  Pursuant to the terms of its management agreement relating to the Wyndham Hotel at Los Angeles Airport (the "LAX"), Wyndham agreed to loan $4,560,000 to be applied to costs of refurbishment of the LAX. The refurbishment loan is evidenced by a promissory note (the "Note Receivable"), which has been partially funded in the amount of $4,237,000 as of December 31, 1998. Wyndham's obligation to make the remaining advances under the refurbishment loan is secured by a letter of credit, which, in turn, is collateralized by $440,241 (in cash) as of December 31, 1998. Prior to the formation of Wyndham, WHC LAX Associates, L.P. ("WHC LAX"), a limited partnership owned by Crow Family Members and the Wyndham Senior Executive Officers, paid Wyndham $4,560,000 in return for Wyndham's agreement to pay to WHC LAX all payments that Wyndham receives under the Note Receivable. Wyndham also agreed that, insofar as the WHC LAX's $4,560,000 payment to Wyndham exceeds advances that Wyndham is obligated to make, but has not yet made, under the Note Receivable, it would pay to WHC LAX interest at a variable rate that has ranged from 5.25% to 5.81% per annum on the unfunded amounts. As of December 31, 1998, Wyndham has accrued such interest in the amount of $71,226.

  In 1996, Wyndham entered into a five year service agreement with ISIS 2000, an entity owned by Crow Family Members and the Wyndham Senior Executive Officers, whereby ISIS 2000 will provide centralized reservations and property management services to all Wyndham brand hotels. The services will be provided for a fee comprised of an initial link-up charge plus a per reservation fee and a per hotel charge for the property management system. The service fee incurred by Wyndham totaled $4,368,000 in 1998. Wyndham has entered into an asset management agreement with ISIS 2000 providing for human resource, finance, accounting, payroll, legal and tax services. In addition, Wyndham had guaranteed operating leases on behalf of ISIS 2000 in the approximate amount of $1.8 million as of December 31, 1998. In connection with the Wyndham Merger, each of the owners of ISIS 2000 granted an option (collectively, the "ISIS Options") to Patriot to purchase their ownership interests in ISIS 2000. The exercise price of the ISIS Options is equal to an amount that would yield an internal rate of return equal to 12.5% on total capital contribution by the owners of ISIS 2000 as of the date of exercise. On May 7, 1999, Patriot exercised the ISIS options for an aggregate exercise price of $3,073,000.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act, requires the companies' officers, directors and persons who beneficially own more than ten percent of the paired shares to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the companies with copies of all Section 16(a) forms they file.

  Based solely upon a review of the copies of such forms furnished to the companies, or written representations that no Form 5 filings were required, Wyndham and Patriot believe that during 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that: (1) Mr. Lyon inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the redemption and distribution of certain paired partnership units; (2) Mr. Lyon inadvertently failed to file a Form 4 with the SEC on a timely basis to report several sales of paired shares; (3) Mr. Weiser inadvertently failed to file a Form 5 with the SEC on a timely basis with respect to the redemption and distribution of certain paired partnership units and the sale of certain paired shares; (4) Mr. Holtzman inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to certain employee stock options and he and Ms. Priest both inadvertently failed to file a Form 3 with the SEC on a timely basis when they became reporting persons;
(5) Mr. Alibhai inadvertently failed to file a Form 4 with the SEC on a timely basis to report the disposition of certain preferred C Wyndham partnership units; (6) Mr. Grossman inadvertently failed to file a Form 4 with the SEC on a timely basis to report the grant of certain paired shares as a bonus; (7) Mr. Novak inadvertently failed to file a Form 4 with the SEC on a timely basis to report the acquisition of certain paired shares acquired in the Wyndham merger;(8) Mr. Weiser inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the redemption of certain paired partnership units and a Form 4 with respect to the redemption of certain paired partnership units and the sale of certain paired shares; (9) Mr. Bohlmann inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the repricing of certain employee stock options and with respect to the purchase of certain paired shares; and (10) Mr. Lattin inadvertently failed to file a Form 4 with the SEC on a timely basis with respect to the repricing of certain employee stock options.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-2 through F-59. The following financial statement schedules are included herein at pages F-60 through F-71:

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

              Financial Data Schedule of Patriot (filed
       27.1   herewith).

              Financial Data Schedule of Wyndham (filed
       27.2   herewith).

       99. 1  Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and UBS, AG, London Branch
       99.2   Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and PaineWebber Financial
              Products, Inc.
       99.3   Letter dated February 28, 1999 by and among
              Patriot American Hospitality, Inc., Wyndham
              International, Inc. and NationsBanc Mortgage
       99.4   Executive employment agreement dated December 11,
              1998 between Carla Moreland and Wyndham
              International, Inc.
       99.5   Letter agreement dated April 1, 1998 between Rex
              E. Stewart and Wyndham International, Inc.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 7, 1999.

                                          PATRIOT AMERICAN HOSPITALITY, INC.

                                                   /s/ James D. Carreker
                                          By: _________________________________
                                                     James D. Carreker
                                                  Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 7, 1999.

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                (in thousands, except share and per share data)

                   Preferred Stock          Common Stock                           Notes
                   --------------- --------------------------------             Receivable  Unearned   Accumulated
                                     Patriot      Wyndham           Additional  From Share-  Stock     Deficit and
                    Number    Par    Number       Number      Par    Paid in    holders and Compen-     Dividend
                   of Shares Value  of Shares    of Shares   Value   Capital    affiliates   sation   Distributions
                   --------- ----- -----------  -----------  ------ ----------  ----------- --------  -------------
Balance, December
31, 1995.........        --  $ --   29,331,870          --   $  293 $  264,515   $    --    $(1,351)    $  (1,679)
 Issuance of
 shares, net of
 offering
 expenses........        --    --   13,916,186          --      139    181,253        --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --      365,440          --        4      5,177        --     (5,144)          --
 Redemption price
 of OP units in
 excess of book
 value...........        --    --          --           --      --      (8,841)        -        --            --
 Net income......        --    --          --           --      --         --         --        --         37,991
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --         --      1,068           --
 Cash dividends..        --    --          --           --      --         --         --        --        (36,386)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1996.........        --    --   43,613,496          --      436    442,104        --     (5,427)          (74)
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......        --    --   12,824,433   57,135,658     699    231,247        --        --            --
 Issuance of
 shares, net of
 offering
 expenses........        --    --   15,830,033   15,830,033     318    386,417        --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --      547,867        4,167       5     12,896        --    (12,839)          --
 Forfeiture of
 unvested
 employee stock
 grants..........        --    --      (42,900)     (42,900)    --        (464)       --        464           --
 Issuance of
 shares for
 exercise of
 options.........        --    --      314,967      310,938       6      2,301        --        --            --
 Issuance of
 shares to redeem
 OP units........        --    --      188,820       38,820       2      2,554        --        --            --
 Redemption price
 of OP units in
 excess of book
 value...........        --    --          --           --      --      (6,082)       --        --            --
 Net loss........        --    --          --           --      --         --         --        --         (2,172)
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --         --      4,686           --
 Cash dividends          --    --          --           --      --         --         --        --        (67,185)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1997.........        --    --   73,276,716   73,276,716   1,466  1,070,973        --    (13,116)      (69,431)
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......  8,423,230    85  59,491,863   59,491,863   1,190  1,607,050        --        --            --
 Issuance of
 shares, net of
 offering
 expenses........        --    --   64,084,627   64,084,627   1,282    257,439        --        --            --
 Return of
 capital.........        --    --          --           --      --     (52,873)       --        --            --
 Issuance of
 shares to
 employees and
 directors.......        --    --       39,790       39,790     --         928        --        --            --
 Issuance of
 shares for
 exercise of
 options.........        --    --    1,210,737    1,210,737      24     15,250        --        --            --
 Issuance of
 shares to redeem
 OP units........        --    --    1,362,316    1,362,316      28     27,868        --        --            --
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....        --    --          --           --      --         --     (18,617)      --            --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......        --    --          --           --      --         --        (863)      --            863
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......        --    --          --           --      --         --       3,116       --            --
 Amortization of
 unearned stock
 compensation....        --    --          --           --      --         --         --      7,622           --
 Net loss........        --    --          --           --      --         --         --        --       (158,223)
 Foreign currency
 translation
 adjustment......        --    --          --           --      --         --         --        --            --
 Unrealized loss
 on securities
 held for sale...        --    --          --           --      --         --         --        --            --
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Comprehensive
loss.............
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
 Cash dividends..        --    --          --           --      --         --         --        --        (87,390)
 Stock dividends
 declared........    558,656     5  14,055,598   14,055,598     280     97,905        --        --        (91,328)
                   --------- ----- -----------  -----------  ------ ----------   --------   -------     ---------
Balance, December
31, 1998.........  8,981,886 $  90 213,521,647  213,521,647  $4,270 $3,024,540   $(16,364)  $(5,494)    $(405,509)
                   ========= ===== ===========  ===========  ====== ==========   ========   =======     =========
                       Accumulated
                          Other
                      Comprehensive
                         Income
                   -------------------
                            Unrealized
                             Loss on
                   Foreign  Securities
                   Currency  Held for
                   Exchange    Sale      Total
                   -------- ---------- -----------
Balance, December
31, 1995.........   $  --    $   --    $  261,778
 Issuance of
 shares, net of
 offering
 expenses........      --        --       181,392
 Issuance of
 shares to
 employees and
 directors.......      --        --            37
 Redemption price
 of OP units in
 excess of book
 value...........      --        --        (8,841)
 Net income......      --        --        37,991
 Amortization of
 unearned stock
 compensation....      --        --         1,068
 Cash dividends..      --                 (36,386)
                   -------- ---------- -----------
Balance, December
31, 1996.........      --        --       437,039
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......      --        --       231,946
 Issuance of
 shares, net of
 offering
 expenses........      --        --       386,735
 Issuance of
 shares to
 employees and
 directors.......      --        --            62
 Forfeiture of
 unvested
 employee stock
 grants..........      --        --           --
 Issuance of
 shares for
 exercise of
 options.........      --        --         2,307
 Issuance of
 shares to redeem
 OP units........      --        --         2,556
 Redemption price
 of OP units in
 excess of book
 value...........      --        --        (6,082)
 Net loss........      --        --        (2,172)
 Amortization of
 unearned stock
 compensation....      --        --         4,686
 Cash dividends        --        --       (67,185)
                   -------- ---------- -----------
Balance, December
31, 1997.........      --        --       989,892
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......      --        --     1,608,325
 Issuance of
 shares, net of
 offering
 expenses........      --        --       258,721
 Return of
 capital.........      --        --       (52,873)
 Issuance of
 shares to
 employees and
 directors.......      --        --           928
 Issuance of
 shares for
 exercise of
 options.........      --        --        15,274
 Issuance of
 shares to redeem
 OP units........      --        --        27,896
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....      --        --       (18,617)
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......      --        --           --
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......      --        --         3,116
 Amortization of
 unearned stock
 compensation....      --        --         7,622
 Net loss........      --        --      (158,223)
 Foreign currency
 translation
 adjustment......    2,749       --         2,749
 Unrealized loss
 on securities
 held for sale...      --     (1,245)      (1,245)
                   -------- ---------- -----------
Comprehensive
loss.............                        (156,719)
                   -------- ---------- -----------
 Cash dividends..      --        --       (87,390)
 Stock dividends
 declared........      --        --         6,862
                   -------- ---------- -----------
Balance, December
31, 1998.........   $2,749   $(1,245)  $2,603,037
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

                     CONSOLIDATED STATEMENTS OF OPERATIONS
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

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                                                                 Income Items
                                                                                            ----------------------
                   Preferred Stock    Common Stock                                          Unrealized
                   --------------- -------------------               Notes     Accumulated   Loss on
                                                       Additional  Receivable  Deficit and  Securities   Foreign
                   Number of  Par   Number of    Par    Paid in       from      Dividend     Held for   Currency
                    Shares   Value   Shares     Value   Capital    Affiliates Distributions    Sale    Translation  Total
                   --------- ----- -----------  ------ ----------  ---------- ------------- ---------- ----------- --------
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......        --  $--    57,135,658  $  571 $  61,025    $   --      $     --     $   --      $  --     $ 61,596
 Issuance of
 shares, net of
 offering
 expenses........        --   --    15,830,033     159    19,341        --            --         --         --       19,500
 Issuance of
 shares to
 employees and
 directors.......        --   --         4,167     --        --         --            --         --         --          --
 Forfeiture of
 unvested
 employee stock
 grants..........        --   --       (42,900)    --        --         --            --         --         --          --
 Issuance of
 shares for
 exercise of
 options.........        --   --       310,938       3       109        --            --         --         --          112
 Issuance of
 shares to redeem
 OP units........        --   --        38,820     --         60        --            --         --         --           60
 Redemption price
 of OP units in
 excess of book
 value...........        --   --           --      --       (383)       --            --         --         --         (383)
 Net loss........        --   --           --      --        --         --            (20)                  --          (20)
                   --------- ----  -----------  ------ ---------    -------     ---------    -------     ------    --------
Balance, December
31, 1997.........        --   --    73,276,716     733    80,152        --            (20)       --         --       80,865
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......  3,562,354   36   59,491,863     595   152,205        --            --         --         --      152,836
 Issuance of
 shares, net of
 offering
 expenses........        --   --    64,084,627     641    12,371        --            --         --         --       13,012
 Return of
 capital.........        --   --           --      --       (413)       --            --         --         --         (413)
 Issuance of
 shares to
 employees and
 directors.......        --   --        39,790     --         46        --            --         --         --           46
 Note receivable
 from
 affiliates......        --   --           --      --        --      (1,228)          --         --         --       (1,228)
 Collections on
 note receivable
 from affiliate..        --   --           --      --        --         118           --         --         --          118
 Issuance of
 shares for
 exercise of
 options.........        --   --     1,210,737      12       752        --            --         --         --          764
 Issuance of
 shares to redeem
 OP units........        --   --     1,362,316      14     1,531        --            --         --         --        1,545
 Net loss........        --   --           --      --        --         --       (112,419)       --         --     (112,419)
 Unrealized loss
 on securities
 held for sale...        --   --           --      --        --         --            --      (1,245)       --       (1,245)
 Foreign currency
 translation
 adjustment......        --   --           --      --        --         --            --         --       1,607       1,607
                   --------- ----  -----------  ------ ---------    -------     ---------    -------     ------    --------
Comprehensive
loss.............                                                                                                  (112,057)
                   --------- ----  -----------  ------ ---------    -------     ---------    -------     ------    --------
 Cash dividend...        --   --           --      --        --         --         (1,140)       --         --       (1,140)
 Stock dividend
 declared........        --   --    14,055,598     140     2,174        --         (1,568)       --         --          746
                   --------- ----  -----------  ------ ---------    -------     ---------    -------     ------    --------
Balance, December
31, 1998.........  3,562,354 $ 36  213,521,647  $2,135 $ 248,818    $(1,110)    $(115,147)   $(1,245)    $1,607    $135,094
                   ========= ====  ===========  ====== =========    =======     =========    =======     ======    ========

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

  In connection with the Cal Jockey merger, Bay Meadows formed an operating partnership, Wyndham International Operating Partnership, L.P. referred to as the Wyndham Partnership into which Bay Meadows contributed its assets in exchange for units of limited partnership interest ("OP units") of the Wyndham Partnership, and Cal Jockey contributed certain of its assets to Patriot American Hospitality Partnership, L.P. referred to herein after as the Patriot Partnership, in exchange for OP units. Patriot Partnership (collectively, the Patriot Partnership and Wyndham Partnership are referred to herein as the "Operating Partnerships"). Subsequent to the completion of the Cal Jockey merger, substantially all of the operations of the Companies have been conducted through the majority owned and controlled Operating Partnerships and their subsidiaries.

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

  Wyndham owns the 1.0% general partnership interest and an approximate 86.8% limited partnership interest in the Wyndham Partnership as of December 31, 1998.

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

2. Summary of Significant Accounting Policies:

 Principles of Consolidation

  The separate consolidated financial statements include the accounts of Patriot and Wyndham, their respective wholly-owned subsidiaries, and the partnerships, corporations and limited liability companies in which Patriot or Wyndham own a controlling interest.

  Partnerships--control is determined in accordance with GAAP. The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

  Corporations and Limited Liability Companies--control is determined in accordance with GAAP. The condition for control is the ownership of a majority voting interest.

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

 Income Taxes

  Patriot has qualified to be a REIT under Sections 856 through 860 of the Code. Under the Code, if certain requirements are met in a given tax year, a corporation that is treated as a REIT will generally not be subject to federal income tax with respect to income which it distributes to its shareholders. Patriot has declared dividends

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

in excess of its taxable income through 1998. Accordingly, no provision for federal income taxes has been reflected in the Patriot's financial statements. For federal income tax purposes, 1998 dividends totaled $2.04 per common share, of which 1% and 39% were considered capital gain and return of capital, respectively. In 1997, dividends totaled $1.02 per common share, none of which was considered return of capital and in 1996, dividends totaled $0.92 per common share, none of which was considered return of capital.

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

 Interest Rate Swaps and Caps

  Patriot enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt using a method which approximates the effective interest method (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other assets.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

  Patriot also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles Patriot to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount Patriot is obligated to pay the counterparty is an initial premium. The cost of the agreements (the initial premium) is included in other assets and amortized to interest expense ratably during the life of the agreement.

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

  As of December 31, 1998 Patriot has entered into six interest rate swap arrangements to swap floating rate LIBOR-based interest rates for fixed rate interest amounts as a hedge against $822,000 of the outstanding balance on the Credit Facility and related term loans.

  The interest rate swaps, cover borrowings under the Credit Facility and Term Loans as follows:

          Amount                         Rate                                               Maturity
          ------                         ----                                               --------
         $125,000                        6.255%                                             11/01/02
          125,000                        6.044%                                             11/01/02
          125,000                        6.090%                                             11/01/02
           72,000                         5.80%                                             12/15/00
          125,000                         5.56%                                             11/01/02
          250,000                         5.84%                                             06/01/03

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

 Royal Bank of Scotland and Coutts Consortium Debt Obligations

  In connection with the Arcadian acquisition, the Companies assumed debt obligations to the Royal Bank of Scotland and Coutts Consortium which have a total outstanding balance of $97,140 as of December 31, 1998. The debt obligations include approximately $70,103 of syndicated debt to the Royal Bank of Scotland which bear interest ranging from Sterling LIBOR plus 1.25% to Sterling LIBOR plus 1.75% and UK Base Rate plus 1.25% and matures from 1999 through 2001. As of December 31, 1998 Sterling LIBOR and the UK Base Rate were 6.375% and 6.25% respectively. The Companies have negotiated with the banks to extend certain of the debt obligations which mature prior to June 30, 1999, through this date. Additionally, the amendments provide for an increase in the rate of interest of 50 to 125 basis points. The debt is secured by first lien mortgages encumbering 11 hotels of Arcadian (which have an aggregate net book value as of December 31, 1998 of $143,268). The weighted average interest rate incurred under these borrowings was 9.02% for the period ended December 31, 1998. The Companies also assumed debt obligations which have a total outstanding balance of approximately $27,037 as of December 31, 1998 to the Coutts Consortium debt which bear interest at Sterling LIBOR plus 2% and matures December 2003. The debt is secured by first lien mortgages encumbering four Malmaison hotels and one Malmaison hotel currently under development (which have an aggregate net book value as of December 31, 1998 of $77,290). The weighted average interest rate incurred under these borrowings was 10.8% for the period ended December 31, 1998. The effective rate for the Royal Bank of Scotland loans range from 7.5% to 8.0% at December 31, 1998. The effective rate of the debt obligations with the Coutts Consortium are at 8.375% at December 31, 1998.

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

  Patriot manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that Patriot would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized loss on the interest rate swaps was approximately $24,836 at December 31, 1998, which represents the amount Patriot would pay to terminate the swap agreements based upon current market rates. The fair value of the interest rate cap agreements is based upon quoted market prices and approximated $144 at December 31, 1998.

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

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

  As a condition of the $1,000,000 equity investment, the Companies are required to restructure their existing organization. Under the contemplated restructuring, a subsidiary of Wyndham will merge with and into Patriot and Patriot will become a wholly-owned subsidiary of Wyndham and new shares of Wyndham will be issued in exchange for the then outstanding shares of Patriot common stock. In addition, the pairing agreement between Wyndham and Patriot will terminate, Patriot's status as a REIT will terminate effective January 1, 1999 and Patriot will become a taxable corporation at that date. As a result of that transaction, the Company will be required to record a charge for deferred income taxes for the difference between the income tax basis and the recorded carrying value of assets and liabilities. The Company is continuing its analysis of the expected effects of this non-cash charge. Currently the estimate is in the range of $750,000, however; this amount could vary when the analysis is completed. In addition, the Company will charge off the value of an intangible asset associated with the paired share structure of approximately $84,000.

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