Form 10-Q
period 1999-03-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1999-05-17
CIK 16343, 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

    Commission File Number 1-9319             Commission File Number 1-9320


 PATRIOT AMERICAN HOSPITALITY, INC.            WYNDHAM INTERNATIONAL, INC.
    (Exact name of registrant as              (Exact name of registrant as
      specified in its charter)                 specified in its charter)


     Delaware         94-0358820                 Delaware        94-2878485
 (State or other   (I.R.S. Employer          (State or other  (I.R.S. Employer
 jurisdiction of    Identification           jurisdiction of   Identification
 incorporation or        No.)                incorporation or       No.)
  organization)                               organization)


1950 Stemmons Freeway, Suite 6001         1950 Stemmons Freeway, Suite 6001
Dallas, Texas                  75207      Dallas, Texas                  75207
   (Address of principal executive           (Address of principal executive
offices)                   (Zip Code)     offices)                   (Zip Code)


           (214) 863-1000                            (214) 863-1000
   (Registrant's telephone number,           (Registrant's telephone number,
        including area code)                      including area code)


                 N/A                                       N/A
  (Former name, former address and          (Former name, former address and
former fiscal year, if changed since      former fiscal year, if changed since
            last report)                              last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on May 13, 1999, was as follows:

               Registrant                Number of Shares
               ----------                ----------------
            Patriot American Hospitali-
             ty, Inc.                      239,838,771
            Wyndham International, Inc.    239,838,771

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                 PATRIOT AMERICAN HOSPITALITY OPERATING COMPANY

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements
Combined Patriot American Hospitality, Inc. and Wyndham International,
 Inc.:
  Condensed Combined Balance Sheets as of March 31, 1999 (unaudited) and
   December 31, 1998......................................................    3
  Condensed Combined Statements of Operations for the three months ended
   March 31, 1999 and 1998 (unaudited)....................................    4
  Condensed Combined Statements of Cash Flows for the three months ended
   March 31, 1999 and 1998 (unaudited)....................................    5
Patriot American Hospitality, Inc.:
  Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
   and December 31, 1998..................................................    6
  Condensed Consolidated Statements of Operations for the three months
   ended March 31, 1999 and 1998 (unaudited)..............................    7
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and 1998 (unaudited)..............................    8
Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
   and December 31, 1998..................................................    9
  Condensed Consolidated Statements of Operations for the three months
   ended March 31, 1999 and 1998 (unaudited)..............................   10
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and 1998 (unaudited)..............................   11
Notes to Condensed Financial Statements as of March 31, 1999 (unaudited)..   12
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   27
Item 3. Qualitative and Quantitative Disclosures about Market Risks.......   41
                        PART II--OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.........................   42
Item 6. Exhibits and Reports on Form 8-K:
  Exhibits................................................................   42
  Reports on Form 8-K.....................................................   42
Signatures................................................................   43

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                       CONDENSED COMBINED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       March 31,   December 31,
                                                         1999          1998
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
Investment in real estate and related improvements
 and land held for development, net of accumulated
 depreciation of $302,409 in 1999 and $252,580 in
 1998...............................................  $5,576,797    $5,585,616
Cash and cash equivalents...........................     131,786       123,085
Restricted cash.....................................      41,014        35,869
Accounts and lease revenue receivable...............     229,204       194,583
Investment in unconsolidated subsidiaries...........     144,884       146,912
Mortgage notes and other receivables from unconsoli-
 dated subsidiaries.................................      77,536        78,403
Mortgage notes and other receivables................      41,824        41,334
Management contracts, net of accumulated amortiza-
 tion of $16,561 in 1999 and $11,258 in 1998........     193,908       194,014
Leaseholds, net of accumulated amortization of
 $8,318 in 1999 and $5,989 in 1998..................     176,714       179,922
Trade names and franchise costs, net of accumulated
 amortization of $7,886 in 1999 and $6,670 in 1998..     124,219       125,974
Goodwill and intangibles, net of accumulated amorti-
 zation of $24,546 in 1999 and $20,895 in 1998......     555,574       553,889
Deferred expenses, net of accumulated amortization
 of $39,708 in 1999 and $29,136 in 1998.............      42,275        37,998
Deferred acquisition costs..........................      18,017        16,144
Inventories.........................................      23,131        23,583
Other assets........................................      82,166        78,344
                                                      ----------    ----------
    Total assets....................................  $7,459,049    $7,415,670
                                                      ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under credit facility, term loans, mort-
 gage notes and capital leases......................  $3,888,569    $3,857,521
Accounts payable and accrued expenses...............     350,167       313,831
Deposits............................................      37,247        26,392
Due to unconsolidated subsidiaries..................       8,084         7,919
Deferred income taxes...............................     112,660       123,463
Minority interest in the Operating Partnerships.....     256,465       253,970
Minority interest in consolidated subsidiaries......     196,798       229,537
Commitment and contingencies.
Shareholders' Equity:
 Preferred stock, $0.01 par value, authorized:
  100,000,000 shares each; shares issued and out-
  standing: 8,981,886 in 1999 and 1998..............          90            90
 Excess stock (paired shares), $0.01 par value, au-
  thorized: 750,000,000 shares each; no shares is-
  sued and outstanding..............................         --            --
 Common stock (paired shares), $0.01 par value, au-
  thorized: 650,000,000 shares each; issued and out-
  standing: 234,224,527 shares in 1999 and
  213,521,647 shares in 1998........................       4,684         4,270
 Additional paid in capital.........................   3,031,108     3,024,540
 Receivable from shareholders and affiliates........     (16,541)      (16,364)
 Unearned stock compensation, net of accumulated am-
  ortization of $17,777 in 1999 and $13,447 in
  1998..............................................      (1,472)       (5,494)
 Unrealized loss on securities available for sale...      (1,281)       (1,245)
 Unrealized foreign exchange (loss) gain............      (3,723)        2,749
 Accumulated deficit and dividend distributions.....    (403,806)     (405,509)
                                                      ----------    ----------
    Total shareholders' equity......................   2,609,059     2,603,037
                                                      ----------    ----------
    Total liabilities and shareholders' equity......  $7,459,049    $7,415,670
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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                        1999      1998
                                                      --------  --------
Revenue:
  Hotel revenue...................................... $638,830  $290,644
  Participating lease revenue........................      333    20,565
  Racecourse facility and land lease revenue.........    4,561    23,048
  Management fee and service fee income..............   22,791    13,839
  Net gain on sale of assets.........................    2,775       --
  Interest and other income..........................    4,560     1,711
                                                      --------  --------
    Total revenue....................................  673,850   349,807
                                                      --------  --------
Expenses:
  Hotel expenses.....................................  425,552   188,841
  Racing facility operations.........................    3,867    18,184
  Real estate and personal property taxes and
   casualty insurance................................   20,180    12,011
  General and administrative.........................   50,396    17,306
  Cost of acquiring license agreements...............      803       --
  Interest expense...................................   90,215    35,959
  Depreciation and amortization......................   76,109    35,603
                                                      --------  --------
    Total expenses...................................  667,122   307,904
                                                      --------  --------
Operating income.....................................    6,728    41,903
  Equity in earnings of unconsolidated subsidiaries..    2,701     3,194
                                                      --------  --------
Income before income tax provision, minority
 interests and extraordinary item....................    9,429    45,097
  Income tax provision...............................   (8,943)   (3,558)
                                                      --------  --------
Income before minority interests and extraordinary
 item................................................      486    41,539
  Minority interest in the Operating Partnerships....    1,958    (3,055)
  Minority interest in other consolidated
   subsidiaries......................................   (1,872)   (1,356)
                                                      --------  --------
Income before extraordinary item.....................      572    37,128
  Extraordinary loss from early extinguishment of
   debt, net of minority interest....................      --    (18,716)
                                                      --------  --------
Net income .......................................... $    572  $ 18,412
                                                      ========  ========
Basic (loss) income (attributable) available to
 common shareholders:
  Net income......................................... $    572  $ 18,412
  Adjustment for equity forwards.....................   (8,395)      --
  Preferred stock dividends..........................     (373)      --
                                                      --------  --------
  Basic net (loss) income............................ $ (8,196) $ 18,412
                                                      ========  ========
Basic (loss) earnings per common paired share:
  (Loss) income before extraordinary item............ $  (0.05) $   0.34
  Extraordinary loss.................................      --      (0.17)
                                                      --------  --------
    Net (loss) income per common paired share........ $  (0.05) $   0.17
                                                      ========  ========
Diluted (loss) income (attributable) available to
 common shareholders:
  Net income......................................... $    572  $ 18,412
  Adjustment for equity forwards.....................  (20,033)      --
  Preferred stock dividends..........................     (373)      --
                                                      --------  --------
  Diluted net (loss) income.......................... $(19,834) $ 18,412
                                                      ========  ========
Diluted (loss) earnings per common paired share:
  (Loss) income before extraordinary item............ $  (0.13) $   0.32
  Extraordinary loss.................................      --      (0.16)
                                                      --------  --------
    Net (loss) income per common paired share........ $  (0.13) $   0.16
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

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Cash flows from operating activities:
 Net income.............................................. $     572  $  18,412
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation...........................................    59,714     28,481
  Amortization of unearned stock compensation............     4,330      1,527
  Amortization of deferred loan costs....................    10,636      3,503
  Amortization of management contracts and trade names...    10,123      3,245
  Amortization of goodwill and other assets..............     6,272      3,877
  Net gain on sale of assets.............................    (2,775)       --
  Issuance of stock for bonuses and directors' fee.......       --         880
  Equity in earnings of unconsolidated subsidiaries......    (2,701)    (3,194)
  Minority interest in Operating Partnerships............    (1,958)     3,055
  Minority interest in consolidated subsidiaries.........     1,872      1,356
  Deferred income taxes..................................   (10,805)    (1,068)
  Extraordinary loss from early extinguishment of debt...       --      18,716
  Changes in assets and liabilities:
   Accounts and lease revenue receivable and other
    assets...............................................   (32,169)   (29,959)
   Inventories...........................................       459        424
   Accounts payable and other accrued expenses...........    37,721     10,000
                                                          ---------  ---------
    Net cash provided by operating activities............    81,291     59,255
                                                          ---------  ---------
Cash flows from investing activities:
  Acquisition of hotel properties and related working
   capital assets........................................   (32,258)  (281,753)
  Improvements and additions to hotel properties.........   (50,938)   (41,205)
  Net proceeds from asset sales..........................    19,444        --
  Acquisition of management contracts....................    (1,679)       --
  Cash received in acquisition of hotel leases...........       --      28,976
  Collections on other notes receivable..................     2,431      4,000
  Advances on other notes receivable.....................    (2,498)       --
  (Increase) decrease in restricted cash accounts........    (5,145)     4,588
  Deferred acquisition costs.............................    (1,873)   (27,104)
  Net payments collected from unconsolidated
   subsidiaries..........................................     1,874      4,708
  Investment in mortgage and other notes receivable......       --        (939)
  Other..................................................     5,770        --
                                                          ---------  ---------
    Net cash used in investing activities................   (64,872)  (308,729)
                                                          ---------  ---------
Cash flows from financing activities:
  Borrowings under credit facility, term loans, mortgage
   notes and capital lease obligations...................    52,252    504,762
  Net repayments on credit facility and other debt.......   (21,424)  (311,862)
  Payment of deferred loan costs.........................   (12,705)       --
  Proceeds from issuance of common stock.................       --     123,782
  Collections on notes receivable from shareholders and
   affiliates............................................       --       2,999
  Distribution to minority interest holders..............   (18,759)       --
  Dividends and distributions paid.......................       --     (27,564)
  Foreign currency translation adjustment................    (6,472)       --
  Other..................................................      (610)       194
                                                          ---------  ---------
Net cash (used in) provided by financing activities......    (7,718)   292,311
                                                          ---------  ---------
Net increase in cash and cash equivalents................     8,701     42,837
Cash and cash equivalents at beginning of period.........   123,085     42,431
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 131,786  $  85,268
                                                          =========  =========

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                               March 31, 1999 December 31, 1998
                                               -------------- -----------------
                                                (unaudited)
                    ASSETS
Investment in real estate and related
 improvements and land held for development,
 net of accumulated depreciation of $259,194
 in 1999 and $216,548 in 1998.................   $4,951,180      $4,960,429
Cash and cash equivalents.....................       53,492          72,360
Restricted cash...............................       19,511          17,525
Accounts and lease revenue receivable.........       15,187           8,589
Investment in unconsolidated subsidiaries.....      998,553         975,591
Mortgage notes and other receivables from
 unconsolidated subsidiaries..................       77,536          78,403
Subscription notes receivable from Wyndham....      134,378         133,669
Notes and other amounts receivable from
 Wyndham......................................      267,951         180,152
Other notes receivable........................       21,780          20,079
Investment in leaseholds, net of accumulated
 amortization of $4,825 in 1999 and $3,301 in
 1998.........................................      100,564         102,088
Goodwill and other intangibles net of
 accumulated amortization of $6,874 in 1999
 and $5,287 in 1998...........................      136,023         139,240
Deferred expenses, net of accumulated
 amortization of $36,919 in 1999 and $27,426
 in 1998......................................       42,129          36,900
Deferred acquisition costs....................          928           1,587
Other assets..................................       24,192          22,594
                                                 ----------      ----------
    Total assets..............................   $6,843,404      $6,749,206
                                                 ==========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under credit facility, term loans,
 mortgage notes and capital leases............   $3,643,401      $3,612,076
Subscription notes payable to Wyndham.........       91,278          91,020
Notes and other amounts payable to Wyndham....       73,280          19,109
Accounts payable and accrued expenses.........       81,379          63,850
Deferred income taxes.........................       37,755          38,912
Due to unconsolidated subsidiaries............        8,084           7,919
Minority interest in Patriot Partnership......      225,999         217,924
Minority interest in consolidated
 subsidiaries.................................      196,798         229,537
Commitments and contingencies.
Shareholders' equity:
  Preferred stock, $0.01 par value;
   authorized: 100,000,000 shares;shares
   issued and outstanding: 5,419,532 in 1999
   and 1998...................................           54              54
  Excess stock, $0.01 par value; authorized:
   750,000,000 shares; no shares issued and
   outstanding................................          --              --
  Common stock, $0.01 par value; authorized:
   650,000,000 shares; shares issued and
   outstanding: 234,224,527 shares in 1999 and
   213,521,647 shares in 1998.................        2,342           2,135
  Additional paid in capital..................    2,781,901       2,775,722
  Receivable from shareholders................      (15,471)        (15,254)
  Unearned stock compensation, net of
   accumulated amortization of $17,777 in 1999
   and $13,447 in 1998........................       (1,472)         (5,494)
  Unrealized foreign exchange gain (loss).....       (4,547)          1,142
  Accumulated deficit and dividend
   distributions..............................     (277,377)       (289,446)
                                                 ----------      ----------
  Total shareholders' equity..................    2,485,430       2,468,859
                                                 ----------      ----------
  Total liabilities and shareholders' equity..   $6,843,404      $6,749,206
                                                 ==========      ==========

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Revenue:
 Lease revenue............................................. $186,155  $109,649
 Gain on sale of asset.....................................    2,985       --
 Interest and other income.................................    4,758     3,516
                                                            --------  --------
  Total revenue............................................  193,898   113,165
                                                            --------  --------
Expenses:
 Real estate and personal property taxes and casualty
  insurance................................................   17,737    11,923
 Ground lease expense......................................   13,622     6,558
 General and administrative................................   20,651     5,282
 Cost of acquiring license agreements......................      803       --
 Interest expense..........................................   86,104    34,251
 Depreciation and amortization.............................   52,662    20,497
                                                            --------  --------
  Total expenses...........................................  191,579    78,511
                                                            --------  --------
Operating income...........................................    2,319    34,654
Equity in earnings of unconsolidated subsidiaries..........   14,612     3,591
                                                            --------  --------
Income before income tax provision, minority interests and
 extraordinary item........................................   16,931    38,245
Income tax provision.......................................   (2,477)     (371)
                                                            --------  --------
Income before minority interests and extraordinary item....   14,454    37,874
Minority interest in Patriot Partnership...................     (729)   (3,128)
Minority interest in consolidated subsidiaries.............   (1,873)     (533)
                                                            --------  --------
Income before extraordinary item...........................   11,852    34,213
 Extraordinary loss from early extinguishment of debt, net
  of minority interest.....................................      --    (18,716)
                                                            --------  --------
Net income................................................. $ 11,852  $ 15,497
                                                            ========  ========
Basic income available to common shareholders:
  Net income............................................... $ 11,852  $ 15,497
  Adjustment for equity forwards...........................   (8,395)      --
  Preferred stock dividends................................     (373)      --
                                                            --------  --------
  Basic net income......................................... $  3,084  $ 15,497
                                                            ========  ========
Basic earnings per common share:
 Income before extraordinary item.......................... $   0.02  $   0.31
 Extraordinary loss........................................      --      (0.17)
                                                            --------  --------
 Net income per common share............................... $   0.02  $   0.14
                                                            ========  ========
Diluted (loss) income (attributable) available to common
 shareholders:
  Net income............................................... $ 11,852  $ 15,497
  Adjustment for equity forwards...........................  (20,033)      --
  Preferred stock dividends................................     (373)      --
                                                            --------  --------
  Diluted net (loss) income................................ $ (8,554) $ 15,497
                                                            ========  ========
Diluted (loss) earnings per common share:
 (Loss) income before extraordinary item................... $  (0.06) $   0.29
 Extraordinary loss........................................      --      (0.16)
                                                            --------  --------
 Net (loss) income per common share........................ $  (0.06) $   0.13
                                                            ========  ========

                  See notes to condensed financial statements.

                       PATRIOT AMERICAN HOSPITALITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             1999      1998
                                                           --------- ---------
Cash flows from operating activities:
 Net income............................................... $ 11,852  $  15,497
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation............................................   50,531     19,856
  Amortization of unearned stock compensation.............    4,330      1,336
  Amortization of deferred loan costs.....................    9,236      3,503
  Amortization of goodwill and other assets...............    2,132        641
  Abandoned transaction costs.............................      676        --
  Net gain on sale of assets..............................   (2,985)       --
  Issuance of stock for bonuses and directors' fee........      --         675
  Deferred income taxes...................................   (1,158)       --
  Equity in earnings of unconsolidated subsidiaries.......  (14,612)    (3,591)
  Minority interest in Patriot Partnership................      729      3,128
  Minority interest in consolidated subsidiaries..........    1,873        533
  Extraordinary loss from early extinguishment of debt....      --      18,716
 Changes in assets and liabilities:
  Accounts and lease revenue receivable and other assets..  (26,865)   (25,737)
  Due from Wyndham........................................  (12,272)   (11,892)
  Accounts payable and other accrued expenses.............   21,534     (2,811)
                                                           --------  ---------
    Net cash provided by operating activities.............   45,001     19,854
                                                           --------  ---------
Cash flows from investing activities:
  Acquisition of hotel properties and related working
   capital assets.........................................  (32,258)  (281,753)
  Improvements and additions to hotel properties..........  (39,493)   (38,333)
  Net proceeds from real estate sales and acquisitions....   18,008        --
  Collections (advances) on other notes receivable........   (1,278)     4,000
  (Increase) decrease in restricted cash accounts.........   (1,986)     4,746
  Deferred acquisition costs..............................      (17)    (2,669)
  Net payments from (investment in) unconsolidated
   subsidiaries...........................................   (2,305)     4,699
  Other...................................................    1,590        --
                                                           --------  ---------
    Net cash used in investing activities.................  (57,739)  (309,310)
                                                           --------  ---------
Cash flows from financing activities:
  Borrowings under credit facility, term loans, mortgage
   notes and capital lease obligations....................   52,252    504,762
  Repay borrowings under credit facility and other debt...  (20,813)  (307,277)
  Payment of deferred loan costs..........................  (12,513)       --
  Principal payments on subscription notes payable to
   Wyndham................................................      --     (12,875)
  Proceeds from issuance of common stock..................      --     117,572
  Collections on notes receivable from shareholders.......      --       2,999
  Distributions to minority interest holders..............  (18,757)       --
  Dividends and distributions paid........................      --     (27,113)
  Foreign currency translation adjustment.................   (5,689)       --
  Other...................................................     (610)       194
                                                           --------  ---------
    Net cash (used in) provided by financing activities...   (6,130)   278,262
                                                           --------  ---------
Net decrease in cash and cash equivalents.................  (18,868)   (11,194)
Cash and cash equivalents at beginning of period..........   72,360     15,355
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 53,492  $   4,161
                                                           ========  =========

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                         March 31,   December 31,
                                                           1999          1998
                                                        -----------  ------------
                                                        (unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $   78,294    $   50,725
 Restricted cash......................................      21,503        18,344
 Accounts receivable..................................     214,017       185,994
 Notes and other receivables from Patriot.............      73,280        19,109
 Inventories..........................................      23,131        23,583
 Prepaid expenses and other current assets............      30,094        28,195
                                                        ----------    ----------
   Total current assets...............................     440,319       325,950
Investment in real estate and related improvements,
 net of accumulated depreciation of $43,215 in 1999
 and $36,032 in 1998..................................     625,744       626,103
Investments in unconsolidated subsidiaries............      86,875        86,812
Subscription notes receivable from Patriot............      91,278        91,020
Mortgage notes and other receivables..................      20,044        21,255
Management contract costs, net of accumulated
 amortization of $16,561 in 1999 and $11,258 in 1998..     193,908       194,014
Leasehold costs, net of accumulated amortization of
 $3,493 in 1999 and $2,688 in 1998....................      76,150        77,834
Trade names and franchise costs, net of accumulated
 amortization of $7,886 in 1999 and $6,198 in 1998....     124,219       125,974
Deferred acquisition costs............................      17,089        14,557
Goodwill, net of accumulated amortization of $17,672
 in 1999 and $15,608 in 1998..........................     419,551       414,649
Deferred expenses, net of accumulated amortization of
 $2,789 in 1999 and $1,710 in 1998....................         146         1,098
Other assets..........................................      27,880        27,555
                                                        ----------    ----------
   Total assets.......................................  $2,123,203    $2,006,821
                                                        ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses................  $  268,788    $  249,981
 Participating lease payments payable to Patriot......      68,887        40,996
 Deposits.............................................      37,247        26,392
 Notes and other amounts payable to Patriot...........     199,064       139,156
 Current portion of mortgage notes and capital lease
  obligations.........................................     145,169       145,969
                                                        ----------    ----------
   Total current liabilities..........................     719,155       602,494
Subscription notes payable to Patriot.................     134,378       133,669
Mortgage notes payable and capital lease obligations..      99,999        99,476
Deferred income taxes.................................      74,905        84,551
Minority interest in Wyndham Partnership..............      30,466        36,046
Minority interest in consolidated subsidiaries........     940,544       915,491
Commitments and contingencies.
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  3,562,354 in 1999 and 1998..........................          36            36
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding.........................................         --            --
 Common stock, $0.01 par value; authorized:
  650,000,000 shares; issued and outstanding:
  234,224,527 shares in 1999 and 213,521,647 shares in
  1998................................................       2,342         2,135
 Additional paid in capital...........................     249,207       248,818
 Receivable from shareholders and affiliates..........      (1,070)       (1,110)
 Unrealized loss on securities available for sale.....      (1,281)       (1,245)
 Unrealized foreign exchange gain.....................         824         1,607
 Accumulated deficit and dividend distributions.......    (126,302)     (115,147)
                                                        ----------    ----------
   Total shareholders' equity.........................     123,756       135,094
                                                        ----------    ----------
   Total liabilities and shareholders' equity.........  $2,123,203    $2,006,821
                                                        ==========    ==========

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                             Three Months
                                 Ended
                               March 31,
                           ------------------
                             1999      1998
                           --------  --------
Revenue:
 Hotel revenue............ $638,830  $290,644
 Racecourse facility
  revenue.................    4,561    23,048
 Management fee and
  service fee income......   22,918    14,104
 Loss on sale of asset....     (210)      --
 Interest and other
  income..................    5,418     2,186
                           --------  --------
  Total revenue...........  671,517   329,982
                           --------  --------
Expenses:
 Hotel expenses...........  414,373   182,371
 Racecourse facility
  operations..............    3,867    18,184
 General and
  administrative..........   29,745    12,023
 Interest expense.........    9,727     5,699
 Depreciation and
  amortization............   23,447    15,106
 Participating lease
  payments................  185,822    89,084
                           --------  --------
  Total expenses..........  666,981   322,467
                           --------  --------
Operating income..........    4,536     7,515
Equity in earnings of
 unconsolidated
 subsidiaries.............      187     1,720
                           --------  --------
Income before income tax
 provision and minority
 interests................    4,723     9,235
Income tax provision......   (6,466)   (3,187)
                           --------  --------
(Loss) income before
 minority interests.......   (1,743)    6,048
Minority interest in
 Wyndham Partnership......    2,687        73
Minority interest in
 consolidated
 subsidiaries.............  (12,097)   (2,941)
                           --------  --------
Net (loss) income......... $(11,153) $  3,180
                           ========  ========
Basic net (loss) income
 per common share......... $  (0.07)    $0.03
                           ========  ========
Diluted net (loss) income
 per common share......... $  (0.07)    $0.03
                           ========  ========

                  See notes to condensed financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Cash flows from operating activities:
 Net (loss) income.......................................... $(11,153) $ 3,180
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation..............................................    9,184    8,625
  Amortization of deferred loan costs.......................    1,400      129
  Amortization of management contracts and trade names......   10,123    3,245
  Amortization of goodwill and other........................    4,140    3,107
  Loss on sale of asset.....................................      210      --
  Issuance of stock for bonuses and directors' fees.........      --       205
  Net payment from unconsolidated subsidiaries..............      --         9
  Deferred income taxes.....................................   (9,647)  (1,068)
  Equity in earnings of unconsolidated subsidiaries.........     (187)  (1,720)
  Minority interest in Wyndham Partnership..................   (2,687)     (73)
  Minority interest in consolidated subsidiaries............   12,097    2,941
 Changes in assets and liabilities:
  Accounts receivable and prepaid expenses and other
   assets...................................................  (24,596) (25,520)
  Other receivables from Patriot............................    3,727      --
  Inventories...............................................      459      424
  Accounts payable and other accrued expenses...............   16,185   13,002
  Participating lease payments payable to Patriot...........   27,837   21,297
                                                             --------  -------
    Net cash provided by operating activities...............   37,092   27,783
                                                             --------  -------
Cash flows from investing activities:
  Improvements and additions to hotel properties............  (11,572)  (3,137)
  Net proceeds from asset sales.............................    1,437      --
  Increase in restricted cash account.......................   (3,152)    (158)
  Change in due to Patriot..................................      --    11,892
  Acquisition of management contracts.......................   (1,679)     --
  Deferred acquisition costs................................   (2,532) (24,435)
  Cash received upon acquisition of hotel leases............      --    28,976
  Investment in mortgage notes and other notes receivable...   (1,220)    (939)
  Collections on other notes receivable.....................    2,431      --
  Investment in unconsolidated subsidiaries.................      209      --
  Other.....................................................    4,172      --
                                                             --------  -------
    Net cash (used in) provided by investing activities.....  (11,906)  12,199
                                                             --------  -------
Cash flows from financing activities:
  Borrowings under credit facility and term loans...........      --    (3,780)
  Repayment of assumed debt.................................     (391)     --
  Payment of capital lease obligations......................     (220)    (805)
  Proceeds from issuance of common stock....................    3,970    6,210
  Payment of deferred loan costs............................     (192)     --
  Collections on subscription notes.........................      --    12,875
  Foreign currency translation adjustment...................     (782)     --
  Distributions paid........................................       (2)    (451)
                                                             --------  -------
    Net cash provided by financing activities...............    2,383   14,049
                                                             --------  -------
Net increase in cash and cash equivalents...................   27,569   54,031
Cash and cash equivalents at beginning of period............   50,725   27,076
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 78,294  $81,107
                                                             ========  =======

                  See notes to condensed financial statements.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)

1. Organization and Basis of Presentation:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. Wyndham International, Inc. (collectively with its subsidiaries, "Wyndham") was formed in connection with Patriot's merger with and into California Jockey Club and Bay Meadows Operating Company on July 1, 1997. Patriot and Wyndham are both Delaware corporations and are collectively referred to as the Companies.

  The shares of common stock of Patriot are paired and trade together with the shares of common stock of Wyndham as a single unit pursuant to a stock pairing arrangement. The single unit is comprised of one share of common stock of Patriot paired with one share of common stock of Wyndham, and is referred to herein as a paired share.

  Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 87.2% limited partnership interest in the Patriot Partnership. Wyndham owns the 1% general partnership interest and an approximate 86.1% interest in Wyndham International Operating Partnership, L.P. (the "Wyndham Partnership") as of March 31, 1999. The Patriot Partnership and the Wyndham Partnership are collectively referred to as the Operating Partnerships.

  As of March 31, 1999, Patriot and Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 177 hotels with an aggregate of over 43,600 guest rooms and leased 118 hotels from third parties with over 15,500 rooms. In addition, Wyndham manages 436 hotels with over 92,000 guest rooms and franchises 12 hotels with over 2,900 guest rooms. Patriot leases all but one of its hotels to Wyndham. Certain of these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable.

  Patriot owns interests in eight hotels and 81 leaseholds for hotels leased from third parties through special purpose entities which are non-controlled subsidiaries. Patriot owns the non-voting interest and Wyndham owns the controlling voting interest in each of the non-controlled subsidiaries. As a result of this ownership, the operating results of the non-controlled subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the non-controlled subsidiaries using the equity method of accounting.

 Principles of Consolidation

  The unaudited separate consolidated financial statements include the accounts of Patriot and Wyndham, their respective wholly owned subsidiaries and the partnerships, corporations and limited liability companies in which Patriot or Wyndham own a controlling interest.

  Partnerships--control is determined in accordance with generally accepted accounting principles ("GAAP"). The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


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

  These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Patriot's and Wyndham's Joint Annual Report on Form 10-K, as amended for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to current period presentation.

2. Acquisitions and Disposals:

 Sale of Bay Meadows Racecourse

  In February 1999, Patriot sold its interest in the Bay Meadows Racecourse located in San Mateo, California. The Companies received cash proceeds of approximately $3,446 after payment of legal costs and other closing costs. The Companies recognized an estimated impairment loss on assets held for sale of $42,278 related to the racecourse facility in 1998. In connection with the transaction, Patriot terminated its lease to Wyndham for the racecourse facility. The actual loss on the sale of the racecourse facility was $42,766.

 Sale of Holiday Inn Crockett

  In March 1999, Patriot sold the Holiday Inn Crockett, realizing net cash proceeds of approximately $18,000 and recognized a gain of approximately $2,985. In connection with the sale, $17,000 of the net proceeds were used to repay a portion of Patriot's term loans.

 Acquisition

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

3. Subscription Notes:

  In order to effect the issuance of the paired shares of common stock and units of limited partnership interest ("OP units") which were issued in connection with certain of the Companies' mergers, other acquisition transactions, equity transactions and stock dividend payments, Patriot and Wyndham have issued promissory notes to fund issuance of paired shares and OP units. These promissory notes are referred to as subscription notes.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


  As of March 31, 1999, Patriot's obligations to Wyndham under the subscription notes totaled $91,278. In connection with each issuance of shares and OP units pursuant to a specific transaction, these subscriptions for shares and OP units are funded through the issuance of promissory notes between the Companies. The notes bear interest ranging from LIBOR plus 1% to 8.75% per annum and mature from 1999 through 2002. As of March 31, 1999, Wyndham's obligations to Patriot under a subscription note totaled $134,378. The notes bear interest ranging from LIBOR plus 1% to 8.75% per annum and mature from 2001 to 2002.

4. Pending Transactions:

 Interstate's Third-Party Hotel Management Business

  On May 27, 1998, the Companies and Interstate Hotels Company ("Interstate") entered into a settlement agreement, as amended, with Marriott International, Inc. ("Marriott"), which addressed certain claims asserted by Marriott in connection with the Companies' then proposed merger with Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed the Companies' merger with Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by the Companies (subject to extension upon payment of certain fees by the Companies) of the third-party management business which was operated by Interstate no later than May 14, 1999.

  If the Companies do not complete the spin-off by May 14, 1999, Marriott will be entitled to receive 110% of the fees otherwise due under the submanagement agreements with respect to the ten hotels Marriott will manage pursuant to the submanagement arrangement described above. Additionally, the Companies will be subject to other penalties, including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by the Companies at their then appraised values.

  Moreover, subject to any defenses, the Companies would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of the Marriott-branded hotels to choose an alternative manager for their hotels. As a result, each respective hotel would either: (1) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (2) terminate the management contract with the Companies and enter into a contract with an alternative manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

  The Companies are currently negotiating to extend the deadline for the spin-off, but no formal agreement has been reached as of the date hereof.

 Securities Purchase Agreement

  Wyndham and Patriot have entered into an agreement with investors providing for a $1 billion equity investment and related restructuring of the two companies. The Companies have also received a commitment letter for a $2,450,000 credit facility to be put into place upon the completion of the $1 billion equity investment.

  The new $2,450,000 credit facility will consist of: $1,000,000 of term loans with a seven year term; a $600,000 credit facility with a five year term; and, an $850,000 increasing rate loan facility with a five year term

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)

which will provide financing which may be redeemed with the proceeds of the issuance of senior unsecured notes.

  As a condition of the $1 billion equity investment, the Companies are required to restructure their existing organization. Under the contemplated restructuring, a subsidiary of Wyndham will merge with and into Patriot and Patriot will become a wholly-owned subsidiary of Wyndham and new shares of Wyndham will be issued in exchange for the then outstanding shares of Patriot common stock. In addition, the pairing agreement between Wyndham and Patriot will terminate, Patriot's status as a REIT will terminate effective January 1, 1999, and Patriot will become a taxable corporation at that date. The termination of Patriot's REIT status will cause Patriot to permanently lose its special status as a grandfathered paired share REIT. As a result of that transaction, the Company will be required to record a charge for deferred income taxes for the difference between the income tax basis and the recorded carrying value of assets and liabilities. The Company is continuing its analysis of the expected effects of this non-cash charge. Currently the estimate is $750,000, however; this amount could vary when the analysis is completed. In addition, the Company will charge off the value of an intangible asset associated with the paired share structure of approximately $83,600.

  In the event that the equity and related debt transactions referred to above are not completed, management has determined that additional capital would have to be raised from other sources or the Companies would have to sell significant amounts of assets to produce proceeds sufficient to meet its existing current debt maturity obligations. These asset sales could include resort properties or Wyndham-managed properties in major cities and could negatively impact operations. Management believes these alternatives, if necessary, represent a viable plan to address the Companies' liquidity needs.

5. Credit Facility, Term Loans, Mortgages and Other Notes:

 Credit Facility and Term Loans

  The Companies' credit facilities led by the Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. include a $900,000 revolving credit facility (the "Credit Facility") and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the Credit Facility were used to fund certain of the Companies' mergers, as well as to refinance certain outstanding indebtedness of the Companies. Interest rates are based on the Companies' leverage ratio and may vary from 1.5% to 3% over LIBOR. As of March 31, 1999, the Companies had no additional availability under the Credit Facility. The Credit Facility matures July 2000. The Term Loans mature on June 30, 1999 ($733,000), March 31, 2000 ($450,000), and March 31, 2003 ($599,250).

  Under the original terms, two of the Term Loans were scheduled to mature on January 31, 1999 ($350 million) and March 31, 1999 ($400 million), respectively. All of the requisite lenders agreed to extend maturity of these two term loans to June 30, 1999, subject to Patriot and Wyndham consummating the securities purchase agreement by that date. In addition to the maturity extensions, the lenders have waived certain debt covenants to June 30, 1999 on which the Companies would have been in default if not waived. If the securities purchase agreement is not consummated by June 30, 1999, or the securities purchase agreement otherwise terminates, the maturity on these two Term Loans will be extended to March 31, 2000, and the Companies will be required to make a $300,000 principal amortization payment by December 31, 1999. Additionally, the Companies will be required to secure the Credit Facility with mortgages and other security interests.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


 Paine Webber Mortgage Financing

  Effective February 15, 1999, the financing arrangement with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned Patriot $103,000, was amended and extended to the earlier of June 30, 1999 or the closing of the securities purchase agreement. Additionally, the amendment provides for an increase in the rate of interest to LIBOR plus 2.75% per annum.

  Effective February 15, 1999, the agreements entered into in connection with the acquisition of the Wyndham Emerald Plaza Hotel located in San Diego, California and the Arcadian acquisition, whereby Paine Webber Real Estate provided loans of $35,000 and $160,000, respectively were amended and extended to the earlier of June 30, 1999 or the closing of the securities purchase agreement. Additionally, the amendments provide for an increase in the rate of interest to LIBOR plus 2.75% per annum for the $35,000 loan and to LIBOR plus 5% per annum for the $160,000 loan.

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

  Patriot has entered into two additional interest rate swap arrangements during 1999 to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $50,987 of the outstanding balance on specific property related debt. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($19,987) and 5.42% per annum through March 2001 ($31,000). At March 31, 1999, Patriot has various interest rate swap arrangements as a hedge against $872,987 of the outstanding balance on the Credit Facility, the Term Loans and specific property related debt.

  Additionally, Patriot entered into two interest rate cap arrangements as follows; an interest rate cap that limits LIBOR to 7% on up to $1,500,000 of indebtedness through April 2000, and an interest rate cap that limits LIBOR to 6.75% on up to $19,475 of indebtedness through March 2001.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


6. Comprehensive Income (Loss):

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income (loss) and its components. The Companies adopted SFAS No. 130 beginning with their interim financial statements for the first quarter of 1998. Total comprehensive income (loss) for the periods is as follows:

 Combined

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Net income................................................ $     572  $  18,412
Unrealized (loss) gain on securities available for sale...       (36)       106
Unrealized foreign exchange loss..........................    (6,472)       --
                                                           ---------  ---------
Total comprehensive (loss) income......................... $  (5,936) $  18,518
                                                           =========  =========

 Patriot

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Net income................................................ $  11,852  $  15,497
Unrealized foreign exchange loss..........................    (5,689)       --
                                                           ---------  ---------
Total comprehensive income................................ $   6,163  $  15,497
                                                           =========  =========

 Wyndham

                                                            Three Months Ended
                                                                March 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
Net (loss) income ......................................... $ (11,153) $  3,180
Unrealized (loss) gain on securities available for sale....       (36)      106
Unrealized foreign exchange loss...........................      (783)      --
                                                            ---------  --------
Total comprehensive (loss) income .........................  $(11,972)  $ 3,286
                                                            =========  ========

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


7. Computation of Earnings Per Share:

  Earnings per share have been computed as follows:

 Combined (1)

                                     Three Months Ended    Three Months Ended
                                          March 31,             March 31,
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
                                            Basic                Diluted
                                     --------------------  --------------------
Income before extraordinary item...  $     572  $  37,128  $     572  $  37,128
Adjustment for equity forwards
 (2)...............................     (8,395)       --     (20,033)       --
Return on preferred stock .........       (373)       --        (373)       --
                                     ---------  ---------  ---------  ---------
(Loss) income (attributable)
 available to common stockholders
 before extraordinary item.........     (8,196)    37,128    (19,834)    37,128
Extraordinary loss.................        --     (18,716)       --     (18,716)
                                     ---------  ---------  ---------  ---------
Net (loss) income (attributable)
 available to common stockholders..  $  (8,196) $  18,412  $ (19,834) $  18,412
                                     =========  =========  =========  =========
Weighted average number of paired
 shares outstanding................    154,990    109,549    154,990    109,549
Dilutive securities:
  Effect of unvested stock grants..        --         --         --         872
  Dilutive options to purchase
   paired shares...................        --         --         --       2,024
  Dilutive convertible preferred
   shares..........................        --         --         --       4,645
  Dilutive impact of equity
   forwards........................        --         --         --         376
                                     ---------  ---------  ---------  ---------
                                       154,990    109,549    154,990    117,466
                                     =========  =========  =========  =========
(Loss) earnings per paired share:
  (Loss) income (attributable)
   available to common stockholders
   before extraordinary item.......  $   (0.05) $    0.34  $   (0.13) $    0.32
  Extraordinary loss...............        --       (0.17)       --       (0.16)
                                     ---------  ---------  ---------  ---------
  Net (loss) income................  $   (0.05) $    0.17  $   (0.13) $    0.16
                                     =========  =========  =========  =========

--------
(1) For the three months ended March 31, 1999, the dilutive effect of unvested stock grants of 796, the option to purchase common stock of 15 and 8,423 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which can be settled in cash or stock, at the Companies' option.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


 Patriot

                                    Three Months Ended    Three Months Ended
                                         March 31,             March 31,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                           Basic              Diluted (1)
                                    --------------------  --------------------
Income before extraordinary item..  $  11,852  $  34,213  $  11,852  $  34,213
Adjustment for equity forwards
 (2)..............................     (8,395)       --     (20,033)       --
Preferred stock dividends.........       (373)       --        (373)       --
                                    ---------  ---------  ---------  ---------
Income (loss) available
 (attributable) to common
 stockholders before extraordinary
 item.............................      3,084     34,213     (8,554)    34,213
Extraordinary loss................        --     (18,716)       --     (18,716)
                                    ---------  ---------  ---------  ---------
Net income (loss) available
 (attributable) to common
 stockholders.....................  $   3,084  $  15,497  $  (8,554) $  15,497
                                    =========  =========  =========  =========
Weighted average number of common
 shares outstanding...............    154,990    109,549   154,990     109,549
Dilutive securities:
  Effect of unvested stock
   grants.........................        --         --         --         872
  Dilutive options to purchase
   common shares..................        --         --         --       2,024
  Dilutive convertible preferred
   shares.........................        --         --         --       4,645
  Dilutive impact of equity
   forwards.......................        --         --         --         376
                                    ---------  ---------  ---------  ---------
                                      154,990    109,549    154,990    117,466
                                    =========  =========  =========  =========
Earnings (loss) per share:
Income (loss) available
 (attributable) to common
 stockholders before extraordinary
 item.............................  $    0.02  $    0.31  $   (0.06) $    0.29
  Extraordinary loss..............        --       (0.17)       --       (0.16)
                                    ---------  ---------  ---------  ---------
  Net income (loss)...............  $    0.02  $    0.14  $   (0.06) $    0.13
                                    =========  =========  =========  =========

--------
(1) For the three months ended March 31, 1999, the dilutive effect of unvested stock grants of 796, the option to purchase common stock of 15 and 8,423 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which can be settled in cash or stock, at the Companies' option.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


 Wyndham

                                     Three Months Ended   Three Months Ended
                                          March 31,            March 31,
                                     -------------------- --------------------
                                     1999 (1)     1998    1999 (1)     1998
                                     -------------------- --------------------
                                            Basic             Diluted (2)
                                     -------------------- --------------------
Net (loss) income (attributable)
 available to common stockholders... $ (11,153) $   3,180 $ (11,153) $   3,180
                                     =========  ========= =========  =========
Weighted average number of common
 shares outstanding.................   154,990    109,549   154,990    109,549
Dilutive securities:
  Effect of unvested stock grants...       --         --        --         872
  Dilutive options to purchase
   common shares....................       --         --        --       2,024
  Dilutive convertible preferred
   shares...........................       --         --        --       4,645
  Dilutive impact of equity
   forwards.........................       --         --        --         376
                                     ---------  --------- ---------  ---------
                                       154,990    109,549   154,990    117,466
                                     =========  ========= =========  =========
(Loss) earnings per share:
  (Loss) income (attributable)
   available to common
   stockholders..................... $   (0.07) $    0.03 $   (0.07) $    0.03
                                     =========  ========= =========  =========

--------
(1) Wyndham is in a loss position for the three months ended March 31, 1999. Therefore, the presentation of basic and diluted earnings per share are identical since the securities which could have a dilutive impact on earnings per share are anti-dilutive.
(2) For the three months ended March 31, 1999, the dilutive effect of unvested stock grants of 796, the option to purchase common stock of 15 and 8,423 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.

8. Commitments and Contingencies:

 Forward Equity Contracts

  Patriot is party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Patriot's aggregate obligation under the forward equity transactions was approximately $321.2 million at March 31, 1999. As of such date, Patriot had delivered an aggregate of 79 million shares to the counterparties as collateral in addition to approximately 12.5 million paired shares owned by the counterparties or their affiliates.

  In a forward equity transaction, a company sells shares of its common stock to an investment bank or similar financial institution. As the same time, the parties enter into a forward contract under which they agree to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the buyer sells a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the buyer does not receive sufficient proceeds from selling the number of shares that it originally purchased, the company must issue more shares of common stock to the buyer for resale until the obligation has been satisfied. Under the terms of the Companies' forward equity contracts, the Companies may elect to settle their obligation in cash instead of paired shares.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward agreements or to sell paired shares in connection with the forward agreements until the earlier of the closing of the $1 billion equity investment or June 30, 1999. In connection with these standstill agreements, the Companies agreed to pay a 2% fee to the three counterparties. Each of the agreements provided that the standstill obligation would terminate if, among other events, the price of the paired shares fell to a specified threshold. As of the date of this Form 10-Q, the price of the paired shares has fallen below these thresholds. As a result, each of the forward counterparties has the right to require an immediate settlement of its forward equity transaction. As of the date of this Form 10-Q, none of the counterparties has made any sale of paired shares, other than the sale of 754,525 paired shares by one counterparty in December 1998, or required settlement of its forward transaction. However, the Companies cannot assure you that the forward counterparties will not sell paired shares or require settlement in the future.

  In addition, the Companies have agreed to deliver a total of up to $18,084,488 of paired shares to the counterparties in exchange for the Interstate shares which the counterparties will receive in the spin-off. The counterparties will hold these paired shares as additional collateral under the forward equity agreements.

  The Companies may settle the forward transactions by delivering either cash or paired shares covered by an effective registration statement. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale by one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. In addition, the Companies filed a registration statement in April 1999 registering an additional 68 million paired shares in connection with the forward equity transactions. If and when the April 1999 registration statement becomes effective, there will be 111.2 million paired shares covered by effective registration statements, representing approximately 14 million paired shares more than the total number of paired shares currently owned or held as collateral by the forward counterparties. The Companies can make no assurance that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on the Companies' capital stock. Based on the $5.0625 closing price of the paired shares on April 30, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 65 million paired shares to settle all of the forward equity transactions in full. The number of paired shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors in the $1 billion equity investment will be adjusted downward to the extent that the price recognized by the Companies on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions with part of the proceeds of the $1 billion equity investment. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


 Contingencies

  On June 29, 1992 an action for trademark infringement was filed in the New York Supreme County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company. Ltd. The action is based upon the plaintiff's alleged use of the mark "Wyndham" in connection with the Wyndham Hotel located in Manhattan, New York City. The case was tried in May 1996, and an order and partial judgment was entered in March 1998. The order enjoins the Companies' from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on the Companies' use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. The Companies filed an appellate brief on February 22, 1999.

  On January 12, 1999, a purported class action lawsuit was filed on behalf of the stockholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, names as defendants the directors of Patriot ("Directors"), as well as the investors in the $1 billion equity investment. The lawsuit alleges that the Directors breached their fiduciary duties to Patriot's shareholders with respect to the Companies' financial condition. The lawsuit also alleges that the Directors breached their fiduciary duty to Patriot's shareholders by "effectively selling control" of Patriot to the investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleges that the investors aided and abetted the Directors in their purported breaches of fiduciary duty. The plaintiffs seek an unspecified amount of monetary damages from the Directors as well as an injunction preventing the consummation of the deal with the investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (1) Sybil
R. Meisel and Steven Langsam, Trustees, No. 16905NC; (2) Crandon Capital Partners, No. 16906NC; and (3) Robert A. Staub, No. 16907NC.

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

  The memorandum of understanding and the proposed settlement are conditioned on: (1) the completion of the $1 billion investment; (2) the drafting and execution of a stipulation of settlement and related documents; (3) the completion by plaintiffs of reasonable and appropriate discovery; and (4) final court approval of the settlement and dismissal of the action with prejudice by the court.

  In the stipulation, the parties will request that the court certify, for purposes of settlement, a non-opt out, binding class of all persons, exclusive of defendants and their affiliates, who owned shares of Patriot on or after December 15, 1998, and their successors in interest and transferrees, through and including the closing of the $1

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)

billion investment; that the court approve the settlement, including the release of all claims by class members against the defendants; and that the court enter final judgment dismissing with prejudice all claims of the plaintiffs and the class against the defendants. Patriot has agreed to pay an award of attorney's fees and expenses not to exceed $1.25 million to counsel for class plaintiffs if ordered by the court.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. Counsel is currently conducting a factual investigation of the claims made in the complaint. Also, counsel is investigating the possibility of settlement with the plaintiff, but if the matter is not settled, it will have to be litigated. Patriot filed an answer denying all liability in response to the complaint.

  The Companies are currently involved in certain guest and customer claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a material effect on the financial statements.

  On May 7, 1999, a purported class action lawsuit was filed on behalf of former shareholders of California Jockey Club and Bay Meadows Operating Company in the United States District Court for the Northern District of California. The lawsuit captioned Johnson, et al. v. Patriot American Hospitality, Inc., et al., C-99-2153-SI, names as defendants Patriot American Hospitality, Inc., Wyndham International, Inc., PAH GP, Inc., PAH LP, Inc., Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and PaineWebber Group, Inc. The lawsuit alleges that the named defendants made false and misleading statements concerning the proposed merger in the joint proxy statement/prospectus that was delivered to California Jockey Club and Bay Meadows Operating Company stockholders. The plaintiffs seek an unspecified amount of monetary damages. The Companies have not yet been served with the complaint.

9. Related Party Transactions:

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

  In accordance with terms of the Separation Agreement, Patriot will: (1) guarantee the repayment of the remaining outstanding principal on Mr. Nussbaum's NationsBank Loan of approximately $7,000 (2) make all interest payments that become due and payable on the NationsBank Loan on or after the date of separation; (3) shall pay severance of $3,200 reduced by any interest payments made by Patriot on the NationsBank Loan through June 30, 1999.

  Additionally, Mr. Nussbaum's outstanding unvested options to purchase paired shares shall vest and remain fully exercisable for the period of their respective terms and within six months Mr. Nussbaum may elect to

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)

exchange such options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a Paired Share on the election date. Mr. Nussbaum will also receive 250,000 Paired Shares equally over a three year period and any restrictions will be lifted from existing paired shares held by Mr. Nussbaum.

  As a condition to receiving the second and third installments of the paired shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to the Companies for a period of two years following the resignation date. Additionally, Mr. Nussbaum will receive other compensation as provided for in the Separation Agreement.

 Other Related Party Transactions

  In 1999, Wyndham amended its management contract for the Wyndham Anatole Hotel to provide that the owners of the hotel may terminate the management contract following the first annual meeting of Wyndham stockholders after the completion of the $1 billion equity investment if Paul Nussbaum continues on the Board of Directors of Wyndham. Additionally, the owners of the Wyndham Anatole Hotel may terminate the management contract if James Carreker ceases to be an executive officer of the Companies.

  On April 30, 1999, the Companies' option to purchase certain interests in Kinetic Group Limited Partnership, which provides management information services to the Companies, expired without being exercised by the Companies. Kinetic Group Limited Partnership is owned 50% by Trammell Crow Company and 50% by an entity owned by Crow family members and certain of the Companies' senior executive officers. The option was granted to Patriot in connection with the Wyndham merger.

10. Stock Dividends:

  On January 25, 1999, Patriot paid a stock dividend of $.44 per share of common stock for the fourth quarter of 1998 to shareholders of record on December 30, 1998. Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

11. Segment Reporting:

  The Companies' classify their business into proprietary owned brands and non-proprietary brand hotel divisions, under which they manage the business.

  Among its proprietary branded hotels, the Company is positioned in the luxury segment under the Grand Bay Hotel & Resorts(R) brand; in the upscale segment under Wyndham(TM); and in the mid-priced segment under the ClubHouse brand. Additionally, the Company offers proprietary branded all-suite accommodations through its upscale Summerfield Suites brand and its mid-priced Sierra Suites brand. Other proprietary hotel brands owned and developed by the Companies include Malmaison, Grand Heritage(R) and Carefree(R).

 Description of Reportable Segments

  The Companies have six reportable segments: Wyndham hotel properties, resort properties, all suite properties, non-proprietary branded properties, other proprietary branded hotel properties and other.

 .  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and
   Wyndham Grand Heritage. The Wyndham hotel properties are full-service properties that generally offer a full range of meeting and

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)

   conference facilities and banquet space. Facilities generally include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. Full-service hotels generally provide a significant array of guest services, including room service, valet services and laundry.

 . Resort properties include Wyndham Resorts, Grand Bay resort properties and other resort properties. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designated to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, health spa, hiking and other sports.

 .  All suite properties include the Summerfield and Sierra Suite properties.
   The Summerfield and Sierra Suite properties generally target the business travelers who usually anticipate a one to two week stay. The suites generally have limited public space and offer limited food and beverage service. However, the suites provide guests with larger rooms and work space.

 . Non-proprietary branded properties include all properties which are not Wyndham hotel properties, resort properties, all suite properties or other proprietary branded properties. The properties consist of non Wyndham branded assets such as: Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

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

 Measurement of segment profit or loss

  The Companies evaluate performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1.

 Factors Management Used to Identify the Reportable Segments

  The Companies' reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

                                                         Non-        Other
   Three Months Ended    Wyndham             Suite    proprietary Proprietary
     March 31, 1999       Hotels  Resorts  Properties   Branded     Branded     Other     Total
   ------------------    -------- -------- ---------- ----------- ----------- ---------  --------
Total revenue........... $143,296 $159,679  $33,113    $281,121     $21,623   $  35,018  $673,850
Operating income
 (loss).................   41,985   58,143    6,479      64,534       5,555    (169,968)    6,728
                                                         Non-        Other
   Three Months Ended    Wyndham             Suite    proprietary Proprietary
     March 31, 1998       Hotels  Resorts  Properties   Branded     Branded     Other     Total
   ------------------    -------- -------- ---------- ----------- ----------- ---------  --------
Total revenue........... $151,806 $ 74,834  $   --     $ 58,799     $ 5,205   $  59,163  $349,807
Operating income
 (loss).................   43,589   26,799      --       15,242       1,857     (45,584)   41,903

                    PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

                                March 31, 1999
               (dollars in thousands, except for share amounts)
                                  (unaudited)


  The following table represents revenue information by geographic area as of and for the three month period ending March 31, 1999. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998. Prior to this date, all of the Companies' business was attributed to hotel properties located in the United States and its territories.

                                                  United States Europe   Total
                                                  ------------- ------- --------
Revenues.........................................   $656,743    $17,107 $673,850

12. Subsequent Events:

  On April 30, 1999, Patriot sold the following hotels; Hampton Inn Rochester, Hampton Inn Jacksonville, Hampton Inn Cleveland, and the Hampton Inn Canton, for net proceeds of approximately $23,469.

  In April 1999, Patriot acquired the remaining 10% minority interests in each of the four following hotels; the Radisson Akron; the Courtyard Beachwood; the Holiday Inn Westlake; the Radisson Beachwood from IAH Snavely L.L.C. ("Snavely"). In addition, the Companies sold the Holiday Inn Beachwood to Snavely. The transaction generated net proceeds for the Companies of approximately $8,770.

  On May 7, 1999, Patriot exercised its option to purchase the interest in ISIS 2000, formerly owned by certain related parties and Wyndham senior executive officers, for a cash payment of $3,073. Subsequent to the exercise of the option, Patriot will own 100% of this entity which provides reservations and other services to the Companies.

  On May 11, 1999, the Companies sold the Holiday Inn Sebring for net proceeds of approximately $4,100.

  In May 1999, Beacon Capital Partners, L.P. ("Beacon") loaned $25,000 to the Companies. The loan, which bears interest at LIBOR plus 2.5% is due June 30, 1999. The loan is secured by a first mortgage on the Wyndham Batterymarch hotel, a property under construction in Boston, Massachusetts. The Companies paid Beacon a financing fee of 2.50% of the loan principal in May and will pay Beacon an additional fee of 0.75% of the loan principal upon maturity of the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Companies' Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

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

THE COMPANIES

  At March 31, 1999, Patriot and Wyndham, directly or through the Operating Partnerships and other subsidiaries, owned interests in 177 hotels totaling over 43,600 rooms and leased 118 hotels from third parties totaling over 15,500 rooms. In addition, Wyndham managed 436 hotels with over 92,000 rooms for third party owners and franchised 12 hotels under the Wyndham, Summerfield or ClubHouse brands. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, the Companies' portfolio includes world-class resort hotels and prominent hotels in major tourist destinations.

  Patriot leases 205 of its owned or leased hotels to Wyndham and one of Patriot's hotels is leased to a third party lessee who is responsible for operating the hotel. Certain of these leases provide for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases").

  Eighty-nine of the Companies' hotels are owned or leased by special purpose entities (the "Non-Controlled Subsidiaries"). Generally, Patriot owns an approximate 99% non-voting interest and Wyndham owns an approximate 1% controlling voting interest in each of the Non-Controlled Subsidiaries. Therefore, the operating results of the Non-Controlled Subsidiaries are combined with those of Wyndham for financial reporting purposes. Patriot accounts for its investment in the Non-Controlled Subsidiaries using the equity method of accounting.

  In addition to leasing and managing hotels, Wyndham was also engaged in the business of conducting and offering pari-mutuel wagering on thoroughbred horse racing at the Bay Meadows Racecourse until February 1999, when it sold its interest in this business.

Asset Sales and Acquisitions

  In January 1999, Patriot acquired the remaining 25% minority interests in each of the five following hotels; Embassy Suites Schaumburg, the Hilton Dania, the Marriott Suites at Valley Forge, the Marriott Boston Andover and the Marriott Tysons Corner from CIGNA. The acquisition of such interests was financed through additional mortgage indebtedness totaling $49.8 million and the sale of an additional 10% interest in the Marriott Warner Center. Revenues and operating income for the above are not significant.

  In February 1999, Patriot sold its interest in the Bay Meadows Racecourse located in San Mateo, California. The Companies received cash proceeds of approximately $3.4 million after payment of legal costs and other closing costs. The Companies recognized an estimated impairment loss on assets held for sale of $42.2 million related to the racecourse facility in 1998. In connection with the transaction, Patriot terminated its lease to Wyndham for the racecourse facilities. The actual loss on sale of asset recognized was $42.8 million.

  In March 1999, Patriot sold the Holiday Inn Crockett, realizing net cash proceeds of approximately $18.0 million and recognized a gain of approximately $3.0 million. In connection with the sale, $17.0 million of the net proceeds were used to repay a portion of Patriot's term loans.

  In April 1999, Patriot acquired the remaining 10% minority interests in each of the four following hotels; the Radisson Akron; the Courtyard Beachwood; the Holiday Inn Westlake; the Radisson Beachwood from IAH Snavely L.L.C. ("Snavely"). In addition, the Companies sold the Holiday Inn Beachwood to Snavely. The transaction generated net proceeds for the Companies of approximately $8.8 million.

  On May 7, 1999, Patriot exercised its option to purchase the interest in ISIS 2000 formerly owned by certain related parties and Wyndham senior executive officers, for a cash payment of $3.1 million. Subsequent to the exercise of the option, Patriot will own 100% of this entity which provides reservations and other services to the Companies.

  On May 11, 1999, the Companies sold the Holiday Inn Sebring for net proceeds of approximately $4,100.

Securities Purchase Agreement

  On February 18, 1999, the Companies, and Apollo Real Estate Advisors III, L.P., Apollo Management IV, L.P., Thomas H. Lee Company, Beacon Capital Partners, L.P. and Rosen Consulting Group entered into a securities purchase agreement pursuant to which the investors will purchase up to $1 billion of a new series B convertible preferred stock of the Operating Company.

  Under the terms of the securities purchase agreement, the Companies are required to complete a restructuring of the existing paired share REIT structure prior to the investment by the investors. The proposed restructuring plan includes, among other provisions, the following transactions: (1) Patriot will merge into a wholly-owned subsidiary of Wyndham, (2) the pairing agreement between Patriot and Wyndham will terminate, and (3) Patriot will terminate its status as a real estate investment trust effective January 1, 1999.

Interstate's Third-Party Hotel Management Business

  On May 27, 1998, the Companies and Interstate Hotels Company ("Interstate") entered into a settlement agreement with Marriott International, Inc. The settlement agreement was subsequently amended on August 26, 1998, October 29, 1998, January 6, 1999, and March 11, 1999. This agreement addressed certain claims asserted by Marriott in connection with the Companies' then proposed merger with Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed the Companies' merger with Interstate to close on June 2, 1998. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by the Companies (subject to extension upon payment of certain fees by the Companies) of the third-party management business which was operated by Interstate no later than May 14, 1999.

  If the Companies do not complete the spin-off by May 14, 1999, Marriott will be entitled to receive 110% of the fees otherwise due under the submanagement agreements with respect to the ten hotels Marriott will manage pursuant to the submanagement arrangement described above. Additionally, the Companies will be subject to other penalties, including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by the Companies at their then appraised values.

  Moreover, subject to any defenses, the Companies would owe Marriott liquidated damages with respect to the hotels converted to the Wyndham brand, those to be submanaged by Marriott, and the six additional Marriott hotels would have the option to purchase. The Companies also anticipate that Marriott would require third-party owners of the Marriott-branded hotels to choose an alternative manager for their hotels. As a result, each respective hotel would either: (1) lose the Marriott brand, at which time the Companies would have to compensate Marriott for any lost franchise fees or (2) terminate the management contract with the Companies and enter into a contract with an alternative manager. The Companies would owe liquidated damages on any third-party Marriott-franchised hotel which chooses to convert its brand.

  The Companies are currently negotiating to extend this deadline for the spin-off, but no formal agreement has been reached as of the date hereof.

Forward Equity Contracts

  Patriot is party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Patriot's aggregate obligation under the forward equity transactions was approximately $321.2 million at March 31, 1999. As of such date, Patriot had delivered an aggregate of 79 million shares to the counterparties as collateral in addition to approximately 12.5 million paired shares owned by the counterparties of their affiliates.

  In a forward equity transaction, a company sells shares of its common stock to an investment bank or similar financial institution. At the same time, the parties enter into a forward contract under which they agree to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the buyer sells a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the buyer does not receive sufficient proceeds from selling the number of shares that it originally purchased, the company must issue more shares of common stock to the buyer for resale until the obligation has been satisfied. Under the terms of the Companies' forward equity contracts, the Companies may elect to settle their obligation in cash instead of paired shares.

  On February 28, 1999, all three counterparties agreed, subject to specified conditions, not to require settlement under their respective forward agreements or to sell paired shares in connection with the forward agreements until the earlier of the closing of the $1 billion equity investment or June 30, 1999. In connection with these standstill agreements, the Companies agreed to pay a 2% fee to the three counterparties. Each of the agreements provided that the standstill obligations would terminate if, among other events, the price of the paired shares fell below a specified threshold. As of the date of this Form 10-Q, the price of the paired shares has fallen below these thresholds. As a result, each of the forward counterparties has the right to require an immediate settlement of its forward equity transaction. As of the date of this Form 10-Q, none of the counterparties had made any sale of paired shares, other than the sale of 754,525 paired shares by one counterparty in December 1998, or required settlement of its forward transaction. However, the Companies cannot assure you that the forward counterparties will not sell paired shares or require settlement in the future.

  The Companies are currently negotiating to extend the deadline for this spin-off, but no formal agreement has been reached as of the date hereof.

  In addition, the Companies have agreed to deliver a total of up to $18,084,488 of paired shares to the counterparties in exchange for the Interstate shares which the counterparties will receive in the Spin-Off. The counterparties will hold these paired shares as additional collateral under the forward equity agreements.

  The Companies may settle the forward transactions by delivering either cash or paired shares covered by an effective registration statement. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale of one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. In addition, the Companies filed a registration statement in April 1999 registering an additional 68 million paired shares in connection with the forward equity transactions. If and when the April 1999 registration statement becomes effective, there will be 111.2 million paired shares covered by effective registration statements, representing approximately 14 million paired shares more than the total number of paired shares currently owned or held as collateral by the forward counterparties. The Companies can make no assurance that these registration statements will remain effective or that the Companies will not be required to register more paired shares in connection with the forward equity transactions. Given the current market price of the paired share, any settlement in paired shares would have severely dilutive effects on the Companies' capital stock. Based on the $5.0625 closing price of the paired shares on April 30, 1999 and assuming an average of 25% selling expenses, the forward counterparties would have to sell approximately 65 million paired shares to settle all of the forward equity transactions in full. The number of paired shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors in the $1 billion equity investment will be adjusted downward to the extent that the price recognized by the Companies on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions with part of the proceeds of the $1 billion equity investment. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

PATRIOT AMERICAN HOSPITALITY, INC.

  Results of Operations: Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

  Patriot's participating lease revenue from the lessees (including Wyndham) for the quarter ended March 31, 1999, increased 70% from $109,649,000 in 1998 to $186,155,000 in 1999. This increase is primarily due to the acquisition of 175 hotel properties during the past twelve months. Patriot directly owned or leased interests in 295 hotel properties as of March 31, 1999 as compared to 120 hotel properties as of March 31, 1998.

  Interest and other income increased from $3,516,000 in 1998 to $4,758,000 in 1999 which is primarily attributable to subscription notes payable associated with the merger and acquisition of Interstate and Summerfield during 1998 and interest and dividend income earned on cash investments.

  Real estate and personal property taxes and casualty insurance was $17,737,000 for the three months ended March 31, 1999, compared to $11,923,000 for the three months ended March 31, 1998. This increase is primarily due to the increase in owned and leased hotel properties described above.

  General and administrative expenses were $20,651,000 for the three months ended March 31, 1999, compared to $5,282,000 for 1998. The increase is primarily attributable to additional general and administrative expenses incurred related to the growth of the Companies' portfolio during 1998 of which the largest component is salaries and wages. For the quarter ended March 31, 1999, general and administrative expenses also include the amortization of unearned stock compensation and the accrual of related costs of $10,182,000. This is due to the acceleration of amortization and the accrual of related costs associated with the severance of certain employees. Also included in general and administrative expenses are the costs associated with evaluating properties and companies which were ultimately not acquired of $1,394,000 in 1999 increasing from $313,000 in 1998.

  Ground lease expense increased from $6,558,000 for the three months ended March 31, 1998 to $13,622,000 for the three months ended March 31, 1999. This increase is attributable to the acquisition of leasehold interests in hotel properties during 1998.

  Interest expense for the three months ended March 31, 1999 was $86,104,000 compared to $34,251,000 in 1998. Patriot's outstanding debt obligations as of March 31, 1999 and 1998 were approximately $3.6 billion and $1.6 billion, respectively. The primary components of interest expense for the three months ended March 31, 1999 are $52,628,000 of interest related to the revolving credit facility and term loans, $15,805,000 of interest on mortgage notes, $11,088,000 of amortization of deferred financing costs and $9,412,000 of other interest related to other unsecured notes, capital lease obligations and commitments payable. Interest expense for the three months ended March 31, 1998 consists primarily of $22,558,000 of interest on Patriot's revolving credit facility and term loans, $7,943,000 of interest on mortgage notes, and $3,503,000 of amortization of deferred financing costs. Additionally, Patriot capitalized interest totaling $2,829,000 and $2,195,000 for the three months ended March 31, 1999 and 1998, respectively, associated with major renovations of certain hotel properties.

  In connection with the sale of Holiday Inn Crockett in 1999, Patriot recognized a gain on sale of assets of $2,985,000 based on the excess cash proceeds received in the sale over book value.

  Depreciation and amortization expense was $52,662,000 for the three months ended March 31, 1999, compared to $20,497,000 for the same period in 1998. This increase is primarily due to the net increase in owned and leased hotel properties described above.

  Patriot's share of income from unconsolidated subsidiaries increased to $14,612,000 for the three months ended March 31, 1999, compared to $3,591,000 in 1998. This increase is due to unconsolidated subsidiaries acquired through various mergers and acquisitions during 1998.

  Minority interest share of income in the Patriot Partnership was $729,000 and $3,128,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease is due to the dilution of the minority interest as a result of the common shares issued in connection with the various mergers occurring during 1998.

  Minority interest share of income in Patriot's other consolidated subsidiaries was $1,873,000 in 1999 and $533,000 in 1998. The increase is due to the various mergers and acquisitions during 1998.

  Extraordinary items for debt extinguishment totalled $18,716,000 in 1998 due to the repayment of certain debt obligations of Wyndham Hotel Management Company in 1998.

  As a result of the factors discussed above, net income was $11,852,000 for the three months ended March 31, 1999, as compared to net income of $15,497,000 for the three months ended March 31, 1998.

WYNDHAM INTERNATIONAL, INC.

  Results of Operations: Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

  Concurrent with the closing of the Cal Jockey merger, the entity now known as Wyndham began leasing four hotels from the Patriot Partnership and commenced its hotel management operations on July 1, 1997. At March 31, 1998, Wyndham leased 94 hotels from Patriot, managing 81 of those hotels, and managed 13 hotels for third parties. As of March 31, 1999, Wyndham leased 205 hotels from Patriot, managing 183 of those hotels, and manages 164 hotels for third parties.

  For the three months ended March 31, 1999, hotel revenues were $638,830,000 as compared to $290,644,000 in hotel revenues during the three months ended March 31, 1998. Of the approximate $348,186,000 increase, approximately $340,000,000 was due to acquisitions and the remainder was due primarily to revenue increases at the Wyndham branded hotels. Hotel expenses increased from $182,371,000 for the quarter ended March 31, 1998, to $414,373,000 for the quarter ended March 31, 1999. As with revenues, the vast majority of this increase is a result of the increased number of hotels operated by Wyndham.

  Management fee and service fee income was $22,918,000 and $14,104,000 for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily the result of the acquisition of third party management contracts during 1998 resulting from the Interstate merger and the Summerfield acquisition.

  Interest and other income increased from $2,186,000 for the three months ended March 31, 1998 to $5,418,000 for the three months ended March 31, 1999. The increase is primarily attributable to the mergers and acquisitions of the hotel management and related businesses of Interstate, Summerfield and Arcadian during 1998, the subscription notes payable from Patriot and interest and dividend income earned on cash investments.

  Total revenues from the racecourse facility operations (including interest and other income) were $4,561,000 for the quarter ended March 31, 1999 compared to $23,048,000 for the same quarter last year. Total costs and expenses associated with the racecourse operations (including marketing costs, general and administrative expenses and depreciation and amortization expenses) were $3,867,000 for the quarter ended March 31, 1999 compared to $18,184,000 for the same quarter last year. These decreases are due to the above mentioned sale of Bay Meadows racecourse effective February 1999.

  General and administrative expenses were $29,745,000 for the period compared to $12,023,000 for the same period last year of which salaries and wages is the major component. This increase is due primarily to the overhead required due to growth in the portfolio of managed and leased hotels during 1998. Also, Wyndham recorded costs associated with evaluating properties and companies which were ultimately not acquired of $1,254,000.

  Depreciation and amortization expense was $23,447,000 for the three months ended March 31, 1999, compared to $15,106,000 for the three months ended March 31, 1998. This increase is primarily due to amortization of goodwill, management contracts and trade names resulting from the mergers and acquisitions of Interstate, Summerfield, Arcadian and WHG of approximately $8,341,000.

  Participating Lease expense increased to $185,822,000 for the three months ended March 31, 1999 from $89,084,000 for the three months ended March 31, 1998. The increase is due to leases acquired in 1998. As a percentage of hotel revenues, Participating Lease expense remained constant after accounting for the effect of eliminating lease expense and lease revenue with Patriot.

  Interest expense for the three months ended March 31, 1999 was $9,727,000 compared to $5,699,000 for the same period last year. The increase is primarily attributable to debt obligations related to hotels acquired during 1998. This increase was primarily due to consolidating the WHG transaction results for the full quarter in 1999, whereas in most of the first quarter of 1998, this entity was accounted for using the equity method.

  Wyndham's share of income from unconsolidated subsidiaries was $187,000 for the three months ended March 31, 1999 compared to $1,720,000 for the three months ended March 31, 1998. The decrease is due to accounting for the WHG transaction using the equity method in 1998, whereas in 1999 the entire quarter was consolidated.

  The provision for income taxes increased from $3,187,000 for the three months ended March 31, 1998 to $6,466,000 for the three months ended March 31, 1999. The increase is due to the operation of certain special purpose Wyndham controlled subsidiaries which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these Wyndham controlled subsidiaries can not be consolidated with Wyndham's taxable income or loss and hence can not be offset by operating losses created at Wyndham.

  Minority interest's share of loss associated with the Wyndham Partnership was $2,688,000 for the three months ended March 31, 1999 as compared to $73,000 for the same quarter last year due to the issuance of operating partnership units for the acquisition of hotels during 1998.

  Minority interest's share of income in Wyndham's other consolidated subsidiaries was $12,097,000 in 1999 and $2,941,000 in 1998. This increase is due to Patriot's 99.0% ownership in most of the decontrolled subsidiaries consolidated by Wyndham.

  As a result, the net loss was $11,153,000 for the three months ended March 31, 1999 and the net income was $3,180,000 for the three months ended March 31, 1998.

Results of Reporting Segments: For the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998

  The Companies' management reviews Patriot's and Wyndham's results of operations on a combined basis. Patriot's revenues and the majority of its expenses are classified in the "other" reportable segment. Patriot classifies real estate and personal property taxes and casualty insurance and ground lease expense with their related hotel operations. Wyndham's results of operations are classified into six reportable segments. Patriot and Wyndham manage the business in six reportable segments. Those segments include Wyndham hotels, resort properties, all suite properties, other proprietary branded properties, non-proprietary branded properties and other.

  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and Wyndham Grand Heritage and represent approximately 21.3% and 43.4% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Total revenue was $143,296,000 compared to $151,806,000 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in revenue is due to reclassifying several hotels between segments in 1999 and due to a 1998 hotel acquisition which causes a combined affect of approximately $14,000,000 when comparing the two quarters. After accounting for this change, there is an approximate 3% growth in revenue. Operating income for the Wyndham hotels was $41,985,000 compared to $43,589,000 for the quarters ended March 31, 1999 and 1998, respectively. After accounting for the change in segments referred to above, operating income increased approximately 6% due to improvements in operating margins.

  Resort hotel properties including Grand Bay and Wyndham represent approximately 23.7% and 21.4% of total revenue for the quarters ended March 31, 1999 and 1998, respectively. Total revenue was $159,679,000 compared to $74,834,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase is due to the above mentioned reclassification and due to consolidating the results of the WHG transaction for the entire 1999 quarter, whereas in the 1998 quarter, the WHG transaction was accounted for primarily using the equity method of accounting. After accounting for these changes, there is an approximate 4% growth in revenue. Operating income for the resort properties was $58,143,000 compared to $26,799,000 for the quarters ended March 31, 1999 and 1998, respectively. After accounting for the changes in classification and accounting treatment referred to above, there is approximately 11% growth in operating income due to overall improvements in operating margins primarily at the WHG transaction properties.

  All suite properties including Summerfield and Sierra represent approximately 4.9% of total revenue for the three months ended March 31, 1999. There are no comparable results for 1998 as the portfolio was not acquired until June of 1998. Total revenue and operating income were $33,113,000 and $6,479,000, respectively for the three months ended March 31, 1999.

  Other proprietary branded properties including Malmaison, Grand Heritage, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 3.2% and 1.5% of total revenue for the quarters ended March 31, 1999 and 1998, respectively. Total revenue was $21,623,000 compared to $5,205,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase is due entirely to the acquisition of Arcadian and Malmaison in April of 1998. The Clubhouse portfolio total revenues decreased 13% from 1998 due to the softness caused by overbuilding in the mid market segment. Operating income for these properties was $5,555,000 and $1,857,000 for the quarters ended March 31, 1999 and 1998, respectively. As with revenues, operating income decreased from 1998 for the Clubhouse portfolio, but the acquisition of Malmaison and Arcadian offset this decrease to produce an overall increase.

  Non proprietary branded properties including Hilton, Holiday Inn, Marriott, Ramada, Radisson, Hampton and other major hotel franchises, represent approximately 41.7% and 16.8% of total revenue for the quarters ended March 31, 1999 and 1998, respectively. Total revenue was $281,121,000 compared to $58,799,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase is due primarily to the acquisition of the owned and leased Interstate properties; the leasehold interests in CHC Lease Partners and North Coast hotels in June and December of 1998, respectively; as well as several other leasehold acquisitions throughout 1998. After accounting for these changes, there was no significant change in revenue from 1998. Operating income for these properties was $64,534,000 and $15,242,000 for the quarters ended March 31, 1999 and 1998, respectively. After accounting for the above acquisitions, operating income was consistent with 1998.

  Other represents revenue from various operating businesses including management and other service companies, Bay Meadows Race Track and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $35,018,000 compared to $59,163,000 for the quarters ended March 31, 1999 and 1998, respectively. The overall $24,000,000 decrease in this segment's revenue was caused by a combination of increases and decreases. The sale of Bay Meadows Race Track operations and leasehold effective February 1, 1999 reduced revenue by approximately $18,000,000. The purchase of the remaining third party leasehold interests, primarily CHC Lease Partners and North Coast Hotels in June and December of 1998, respectively, reduced participating lease revenue by $20,000,000. Finally a $9,000,000 increase in revenue is due to the acquisition of third party management contracts as a result of the Interstate, Summerfield, CHC and Arcadian mergers. Operating losses for the segment were $170,000,000 and $45,584,000 for the quarters ended March 31, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $54,256,000, depreciation and amortization increased $40,506,000 and corporate general and administrative increased $33,090,000. Approximately $10,182,000 of the corporate general and administrative increase is due to the acceleration of amortization and the accrual of related costs associated with the severance of certain employees. The sale of the Bay Meadows Race Track accounted for an approximate $14,317,000 decrease in expenses. The final difference is the $12,000,000 increase in the elimination of internal management fee revenues and expenses. (This fee is included as an expense in each of the five hotel segments, so the offset is reflected in this segment.) The increase in this elimination amount is due to the acquisitions in 1998.

 Statistical Information

  During the period, Patriot's and Wyndham's portfolio of owned and leased hotels, excluding the Interstate third party leases, experienced continued growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 4.0% and 3.0% respectively, while occupancy remained relatively stable. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current strength of market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Companies' owned and leased hotels as of March 31, 1999 and 1998 as if the hotels were owned at the beginning of the periods presented.

                                           Three months ended March 31
                                    -------------------------------------------
                                    Occupancy         ADR           REVPAR
                                    ----------  --------------- ---------------
                                    1999  1998   1999    1998    1999    1998
                                    ----  ----  ------- ------- ------- -------
Wyndham Branded Hotels............  71.5% 71.9% $139.66 $131.58 $ 99.84 $ 94.66
Grand Bay Hotels & Resorts........  73.4  75.7   352.70  354.22  258.95  268.09
Summerfield Suites................  77.4  79.0   120.93  117.98   93.56   93.26
Malmaison.........................  78.8  75.0    89.36   89.26   70.41   66.94
Clubhouse.........................  55.0  64.1    69.55   68.49   38.28   43.88
Arcadian..........................  56.2  53.6   116.72  110.65   65.61   59.31
Non Proprietary Brands............  67.3  68.2    96.61   93.39   65.04   63.68
Other.............................  65.5  66.7    98.51   96.35   64.48   64.31
                                    ----  ----  ------- ------- ------- -------
 Weighted Average.................  70.2% 70.9% $122.16 $117.40 $ 85.78 $ 83.27

COMBINED LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents as of March 31, 1999 were $172.8 million, including restricted cash of $41.0 million. Combined cash and cash equivalents as of March 31, 1998 were $88.7 million, including capital improvement reserves of $3.4 million. The increase is primarily the result of net cash provided by operating and financing activities exceeding the net cash used in investing activities.

 Cash Flow Provided by Operating Activities

  The Companies' principal source of cash to fund operating expenses and distributions to shareholders is cash flow provided by operating activities. Patriot's principal source of revenue is rent payments from the lessees, including Wyndham, under the Participating Leases. Wyndham's principal source of cash flow is from the operation of the hotels that it leases and manages. Wyndham's ability to make the rent payments to Patriot is dependent upon their ability to efficiently manage the hotels and generate sufficient cash flow from operation of the hotels. Combined cash flows from operating activities of the Companies were $81.3 million for the three months ended March 31, 1999, and $59.3 million for the three months ended March 31, 1998. Cash flows from operating activities represent a combination of the collection of rents under participating leases with third party lessees and cash flow generated by the hotels operated by Wyndham. The increase is due primarily to the results of operations or the lease payments for 175 hotels acquired during the last twelve months.

 Cash Flows From Investing and Financing Activities

  During the first quarter of 1999, the Companies acquired the remaining 25% interest in five hotels financed with additional mortgage indebtedness of $49.8 million. Additionally, during the first quarter of 1999, Patriot sold its interest in the Bay Meadows racecourse for cash proceeds of $3.4 million.

  Combined cash flows used in investing activities of the Companies were $64.9 million for the three months ended March 31, 1999, resulting primarily from the acquisition of hotel properties and management companies and renovation expenditures at certain hotels. Combined cash flows used in financing activities of $7.7 million for the three months ended March 31, 1999 were primarily related to repayments on the credit facility and mortgage notes and payments of deferred loan costs.

  Combined cash flows used in investing activities were $308.7 million for the three months ended March 31, 1998, resulting primarily from the merger and acquisition of hotel properties and management companies and the renovation expenditures at certain hotels. Combined cash flows from financing activities of $292.3 million for the three months ended March 31, 1998 were primarily related to borrowings on the revolving credit facility and mortgage notes and net proceeds from private placement of equity securities, net of payments of dividends and distributions.

  As of March 31, 1999, the Companies had approximately $875.6 million outstanding under its Credit Facility and $1.8 billion outstanding on the Term Loans. Additionally, the Companies had outstanding letters of credit totaling $24.4 million. As of March 31, 1999, Patriot also had over $984.1 million of mortgage debt outstanding that encumbered 48 hotels and 3 hotels under development and approximately $246.7 million in other debt, resulting in total indebtedness of approximately $3.9 billion. As of March 31, 1999, the Companies had no additional availability under the Credit Facility.

  The Credit Facility matures July 2000. The Term Loans mature on June 30, 1999 ($733 million); March 31, 2000 ($450 million); and March 31, 2003 ($599.3 million).

  Forward Equity Transactions. The Companies are parties to forward equity transactions with three counterparties involving the sale of an aggregate of
13.3 million shares as described previously. Settlement under one or more of the forward equity transactions could have adverse effects on the Companies' liquidity or dilutive effects on the Companies' capital stock. Moreover, settlement (whether by reason of a drop in the market price of the paired shares or otherwise) may force the Companies to issue paired shares at a depressed price, which may heighten the dilutive effects on the Companies' capital stock. The dilutive effect of a stock settlement and the adverse liquidity effect of a cash settlement increase significantly as the market price of the paired shares declines below the applicable forward price or reference price.

  The market price of the paired common stock has dropped significantly below the respective forward prices under the forward equity contracts. As a result, the Companies have delivered an aggregate of 84.7 million shares to the counterparties as collateral, including approximately 4 million shares issued as dividends on the collateral shares, in addition to approximately 12.5 million original paired shares currently owned by the counterparties or their affiliates.

 Agreements Relating to Existing Credit Facility

  Patriot and Wyndham's existing credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and PaineWebber Real Estate consists of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates on the existing Credit Facility are based on Patriot's and Wyndham's leverage ratio and vary from 1.5% to 3% over LIBOR. Under the original terms of the Credit Facility, two of the Term Loans were scheduled to mature on January 31, 1999 ($350 million) and March 31, 1999 ($400 million), respectively. All of the requisite lenders under the Credit Facility have agreed to extend the maturity of these two terms loans to June 30, 1999, subject to Patriot and Wyndham consummating the $1 billion equity investment by that date. If the Companies do not consummate the investment by June 30, 1999, or the agreement with the investor group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to make a $300 million amortization payment by December 31, 1999. Additionally the Companies will be required to secure the Credit Facility with mortgages and other security interest. Fees of $11.7 million have been paid to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

 New Credit Facility

  Patriot has recently signed a commitment letter with Chase Securities Inc. and The Chase Manhattan Bank for senior credit facilities for Wyndham in the amount of $1.8 billion, comprised of a term loan facility and a revolving loan facility. Definitive agreements relating to the new credit facility are expected to be finalized at the same time that the $1 billion equity investment is consummated. The commitment letter provided that the Chase Manhattan Bank will act as the administrative agent and Chase Securities Inc. will act as the lead arranger for a syndicate of lenders which will provide Wyndham with $1 billion in term loans and up to $800 million under the revolving loan facility, of which a maximum of $560 million may be drawn at the closing of the investment. The term loan facility and the revolving facility carry terms of 7 years and 5 years, respectively. The commitment letter based interest rates for the new credit facility upon LIBOR spreads varying from 1.50% to 3.00% per annum (for the revolving loan facility) and 3.00% to 3.75% per annum (for the term facility), based both on Wyndham's leverage ratio and on whether any increasing rate loans (described below) are outstanding. However, at Wyndham's election or under other specified circumstances, the term loans and revolving loans may instead bear interest at an alternative base rate plus the applicable spread. The alternative base rate is equal to the greater of The Chase Manhattan Bank's prime rate or federal funds rate plus 0.5%, and the alternative spread is 1.0% below the applicable LIBOR spread. Subject to limited agreed-upon exceptions, the New Credit Facility will be guaranteed by the domestic subsidiaries of Wyndham, and will be secured by pledges of equity interests held by Wyndham and its subsidiaries. The proceeds from the term loan facility will be used to finance the restructuring of Wyndham and Patriot. The proceeds from the revolving loan facility will be used for working capital and general corporate purposes.

 Increasing Rate Loans

  Wyndham and Patriot have signed a commitment letter with The Chase Manhattan Bank, Chase Securities Inc., Bear, Stearns & Co. Inc., and The Bear Stearns Companies Inc. providing that The Chase Manhattan Bank,

The Bear Stearns Companies Inc. and a possible syndicate of other lenders will provide an increasing rate loan facility in the amount of up to $850 million. The increasing rate loans carry a term of 5 years. Interest rates for the increasing rate loans are based on LIBOR spreads and are initially set at 0.25% below the initial LIBOR spread on the term loan facility, but increase by 0.50% every three months, with a cap of LIBOR plus 4.75%. However, under other specified circumstances, interest accrues at an alternate rate equal to the rate borne by three-month treasury securities plus 1.0%, plus the applicable spread. The lenders under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the New Credit Facility. The proceeds from the increasing rate loans will be used to finance the restructuring of Wyndham and Patriot.

  After the six month anniversary of the closing of the $1 billion equity investment, lenders transferring increasing rate loans may exchange the increasing rate loans for exchange notes carrying identical terms to the increasing rate loans. To the extent any increasing rate loans or exchange notes are outstanding 180 days after the closing of the investment, Wyndham must by such date file and maintain a shelf registration statement with the Securities and Exchange Commission allowing the resale of any exchange notes outstanding thereafter. Wyndham may also offer registered substitute notes in exchange for all outstanding increasing rate loans and exchange notes.

  Wyndham's ability to borrow under its revolving facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios, limitations on additional indebtedness, and limitations on investments and stockholder dividends.

  In April 1999, The Chase Manhattan Bank and Chase Securities, Inc. notified the Companies that they were exercising their rights under the "market flex" provisions of the commitment letters to change the terms of the senior credit facilities and the increasing rate loan facility. The total amount of the senior credit facilities was reduced by $200 million to $1.6 billion and the amount of the increasing rate loans was increased by $200 million to $850 million. The revolving credit facility has been reduced from $800 million to $600 million and the maximum that may be drawn at the closing has been reduced from $560 million to $400 million.

  Wyndham and Patriot have agreed to pay to the agents and the lenders customary fees for a facility of this nature.

 Renovations and Capital Improvements

  During the first three months of 1999, the Companies invested approximately $50.9 million in capital improvements. Pursuant to certain of the Participating Leases, Patriot is obligated to establish a reserve for each such hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E"). Management reserves an average of 4.0% of total hotel revenues, and believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total hotel revenues in a single year.

  The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves or with working capital.

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

  Under the IRS Reform Act of 1998, the anti-pairing rules generally apply to real property interests acquired after March 26, 1998 by Patriot and Wyndham, or a subsidiary or partnership in which a 10% or greater interest is owned by Patriot or Wyndham (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement which is binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests were described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. In addition, the grandfathered status of any property under the foregoing rules will be lost if the rent on a lease entered into or renewed after March 26, 1998, with respect to such property exceeds an arm's length rate. The IRS Reform Act of 1998 also provides that a property held by Patriot or Wyndham that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by Patriot and Wyndham. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

  The IRS Reform Act of 1998 generally permits Patriot to continue its current method of operations with respect to its existing assets. However, the legislation would require Patriot to modify its method of operations with respect to newly acquired assets.

  As described elsewhere in this document, the Companies have entered into an agreement which, if completed, requires the Companies to restructure, and terminate the pairing agreement between Wyndham and Patriot, and Patriot's status as a REIT would terminate effective January 1, 1999. Such a change would mean the Companies would be subject to tax as a C corporation in 1999 and subsequent years. Distributions to shareholders will no longer be deductible or required, and the amount of such distributions is likely to be reduced. The termination of the Companies REIT status will also cause the Companies to permanently lose its special status as a grandfathered paired share REIT.

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

 Year 2000 Compliance

  Many computer systems were not designed to interpret any dates beyond 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000 issue"). The Companies recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and have adopted an extensive compliance program. The Companies' compliance program involves three major program areas:

  . corporate information technology infrastructure and reservation systems;

  . other electronic assets such as, but not limited to, automated time clocks, point-of-sale systems, non-information technology systems, including embedded technologies that operate fire-life safety systems, phone systems, energy management systems and other similar systems; and

  . third parties with whom the Companies conduct business.

  The Companies are applying a three phase approach to each program area:

  . Inventory Phase--identify systems and third parties that may be affected by Year 2000 issues;

  . Assessment Phase--prioritize the inventoried systems and third parties, assess their Year 2000 readiness, plan corrective actions; and

  . Remediation Phase--implement corrective actions, verify implementation, formulate contingency plans.

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

  The Companies have begun the necessary work to remediate those systems at their owned and leased hotels, and at March 31, 1999 had completed 10 percent of that work. The Companies previously engaged a consulting firm to provide the support and additional skills to effect the necessary remediation in sufficient time for testing and any necessary modifications.

  Of the 93 Third Party Compliance Hotels that were not acquired in the merger with Interstate Hotels (the "Interstate Merger"), at March 31, 1999, 66 Third Party Compliance Hotels had been assessed as part of the Companies' compliance program and the Companies had begun to implement remediation plans at 21 of those hotels. At March 31, 1999, the owners of the other 45 Third Party Compliance Hotels that were assessed have neither taken any action to effect the necessary remediation identified in the assessment nor authorized the Companies to effect the remediation on behalf of the owners. While none of the remaining 27 Third Party Compliance Hotels have been assessed by the Companies, the Companies have been informed by four of the owners that they have completed their own assessments. The Companies are continuing to monitor the status of the Third Party Compliance Hotels and have reminded the owners of the importance of making the Third Party Compliance Hotels Year 2000 compliant in sufficient time to permit adequate testing. The Companies have begun surveying the Year 2000 compliance of the owners of the hotels that are franchised under the Wyndham brand but not managed by Wyndham, and have informed those owners of the appropriate standards to make the equipment operating Wyndham's systems Year 2000 compliant. However, as the systems at the Third Party Compliance Hotels and franchised hotels are not under the Companies' control, the Companies will be required to rely on the information provided by those owners or managers/operators and will not be able to test the assessment or remediation effected by third parties at the Third Party Compliance Hotels or the franchised hotels.

  The Companies presently expect to expend approximately $34 million in connection with Year 2000 issues. At March 31, 1999, the Companies had incurred $1.75 million in connection with the inventory and assessment phases of their compliance program and $4.6 million to remediate their systems. However, the Companies' anticipated expenditures may increase as the Companies effect the remediation plans.

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

  The Companies identified 5,100 vendors and service providers that provide critical goods and services to the Companies and have requested those parties to provide information concerning their Year 2000 compliance and remediation efforts. At March 31, 1999, 48% of those parties had provided written responses to the Companies. Of those responding parties, the Companies sought clarifying information from less than one percent. None of the respondents indicated that Year 2000 was an issue that would materially disrupt their operations, and most indicated that they are or will become Year 2000 compliant. The Companies were not provided, and did not seek, detailed assessment or remediation plans from their vendors and service providers. Consequently, the Companies cannot evaluate the status or scope of those parties' Year 2000 compliance programs and will not be able to test those parties' compliance. The Companies are continuing to seek information from the parties that have not responded, but cannot guarantee that they will comply with the Companies' requests. As the Companies must rely on information provided by its vendors and service providers, of which more than 50% have not responded, the Companies may not be able to accurately determine the Year 2000 compliance of their vendors and service providers. However, based on responses from those parties that have responded, the Companies believe that their most critical vendors and service providers will not cause the Companies' operations to be materially disrupted as a result of Year 2000 issues. In addition, based on existing responses the Companies have not identified any of their critical vendors as non-compliant. If the Companies determine that a vendor or service provider of critical goods or services is expected to be non-compliant, the Companies will evaluate whether the vendor or service provider could be replaced. Due to the lack of alternative sources, the Companies may be required to remain with non-compliant vendors or service providers. If the Companies identify non-compliant vendors and service providers, they will then determine appropriate contingency plans.

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

  During the second quarter of 1999, the Companies intend to develop contingency plans to address potential Year 2000 induced failures. Because the Companies have no control over third party assessment and remediation efforts, the Companies expect to focus most of their contingency planning on externally caused disruptions. In addition, the Companies will develop their plans on their belief that the consequences of Year 2000 induced failures will be local in nature. These plans will be based on existing contingency plans for operations during storms and other natural disasters. While each hotel will develop a contingency plan, any disruption in utilities or other key local services could disrupt operations of several hotels located in the same geographic area. As part of the Companies' contingency planning, they also expect to evaluate their continued management of the Third Party Compliance Hotels that do not become Year 2000 compliant.

FUNDS FROM OPERATIONS

  Combined Funds from Operations of the Companies (as defined and computed below) was $82.5 million for the three months ended March 31, 1999 and $75.5 million for the three months ended March 31, 1998.

  The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended March 31, 1999 and 1998:

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in thousands)
Net income............................................... $     572  $  18,412
Add:
  Extraordinary loss from extinguishment of debt.........       --      18,716
  Minority interest in the Operating Partnerships........    (1,958)     3,055
  Minority interest in consolidated subsidiaries.........    (2,000)      (479)
  Depreciation of buildings and improvements and
   furniture, fixtures and equipment.....................    56,784     27,667
  Amortization of goodwill and other assets..............     8,092      3,869
  Amortization of management contracts and trade names...    10,395      3,245
  Transaction related severance costs....................    10,182        --
  Cost of acquiring license agreements...................       803        --
  Gain on sale of asset..................................    (2,775)       --
  Other..................................................        27        --
Adjustment for Funds from Operations of unconsolidated
 subsidiaries:
  Equity in earnings of unconsolidated subsidiaries......    (2,701)    (3,194)
  Funds from Operations of unconsolidated subsidiaries...     5,102      4,225
                                                          ---------  ---------
  Funds from Operations.................................. $  82,523  $  75,516
                                                          =========  =========
Weighted average shares and OP Units outstanding:
  Basic..................................................   171,420    122,352
                                                          =========  =========
  Diluted................................................   180,644    130,269
                                                          =========  =========

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

  There have been no material changes in the first quarter of 1999. Refer to the Company's discussion in its Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

                          PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  Recent Sales of Unregistered Securities--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 Item No. Description
 -------- -----------
 27.1     Financial Data Schedule--Patriot (filed herewith).
 27.2     Financial Data Schedule--Wyndham (filed herewith).
 99.1     Letter dated May 4, 1999 by and among Patriot American Hospitality,
          Inc., Wyndham International, Inc., PaineWebber Financial Products
          Inc. and PaineWebber Incorporated (incorporated by reference to
          Exhibit 99.25 to Patriot American Hospitality, Inc.'s and Wyndham
          International, Inc.'s Registration Statement on Form S-3 (Nos. 333-
          77271 and 333-77271-01)).
 99.2     Letter dated May 4, 1999 by and among Patriot American Hospitality,
          Inc., Wyndham International, Inc. and NationsBanc Mortgage Capital
          Corporation (incorporated by reference to Exhibit 99.26 to Patriot
          American Hospitality, Inc.'s and Wyndham International, Inc.'s
          Registration Statement on Form S-3 (Nos. 333-77271 and 333-77271-
          01)).
 99.3     Letter dated May 4, 1999 by and among Patriot American Hospitality,
          Inc., Wyndham International, Inc. and UBS AG, London Branch
          (incorporated by reference to Exhibit 99.27 to Patriot American
          Hospitality, Inc.'s and Wyndham International, Inc.'s Registration
          Statement on Form S-3 (Nos. 333-77271 and 333-77271-01)).

    (b) Reports on Form 8-K:

(1) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed February 4, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Patriot and Wyndham received consents from Patriot's bank group to amend the terms of Patriot's $2.7 billion bank credit facility.

(2) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed February 16, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 a press release announcing that Patriot had extended a letter of intent with an investor group, comprised of Thomas H. Lee Company, Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Beacon Capital Partners, Inc., and Rosen Consulting Group, under which the investor group would purchase up to $1 billion of convertible preferred stock.

(3) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 2, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Patriot had entered into a definitive securities purchase agreement with a group of investors, including affiliates of Thomas H. Lee Company, Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Beacon Capital Partners, Inc., and Rosen Consulting Group, providing for a $1 billion equity investment in the Companies.

(4) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 3, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Paul A. Nussbaum had resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot.

(5) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 26, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 current developments regarding the spin-off of Interstate Hotels Management, Inc.

(6) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 29, 1999 (Nos. 001-09319 and 001-09320), as amended May 10, 1999, filing under Item 5 the pro forma financial information for the year ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 1999


                                   Patriot American Hospitality, Inc.


                                   By   /s/ Lawrence S. Jones
                                        ---------------------------------------
                                         Lawrence S. Jones
                                          Executive Vice President and Treasurer
                                          (Authorized Officer and Principal
                                          Accounting and Financial Officer)




                                          Wyndham International, Inc.



                                   By   /s/ Lawrence S. Jones
                                        ---------------------------------------
                                         Lawrence S. Jones
                                          Executive Vice President and Treasurer
                                          (Authorized Officer and Principal
                                          Accounting and Financial Officer)