Form 10-K/A
period 1998-12-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1999-05-24
CIK 16343, 715273

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

  For the transition period from     to    .

     Commission File Number 1-9319          Commission File Number 1-9320

  PATRIOT AMERICAN HOSPITALITY, INC.         WYNDHAM INTERNATIONAL, INC.
-------------------------------------     -------------------------------------
(Exact name of registrant as specified   (Exact name of registrant as specified
            in its charter)                         in its charter)


     Delaware            94-0358820            Delaware           94-2878485
-------------------------------------     -------------------------------------
 (State or other      (I.R.S. Employer     (State or other         (I.R.S.
 jurisdiction of       Identification      jurisdiction of         Employer
 incorporation or           No.)           incorporation or     Identification
  organization)                             organization)            No.)

1950 Stemmons Freeway, Suite 6001         1950 Stemmons Freeway, Suite 6001
Dallas, Texas                75207        Dallas, Texas              75207
-------------------------------------     -------------------------------------
(Address of principal      (Zip Code)     (Address of principal    (Zip Code)
 executive offices)                        executive offices)

            (214) 863-1000                         (214) 863-1000
-------------------------------------     -------------------------------------
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                           Form 10-K/A Annual Report
                                     Index

                                                                   Form 10-K/A
                                                                     Report
Item No.                                                              Page
--------                                                           -----------
PART I
1.Business........................................................       3
2.Properties......................................................       3
Risk Factors......................................................      23

PART II
6.Selected Financial Information..................................      26
7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations............................................      31
7a.Qualitative and Quantitative Disclosures about Market Risks....      52

PART III
10.Directors and Executive Officers of the Registrant.............      53
11.Executive Compensation.........................................      63
12.Security Ownership of Certain Beneficial Owners and
 Management.......................................................      79
13.Certain Relationships and Related Transactions.................      82

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

 Securities Purchase Agreement

  On February 18, 1999, Patriot, Wyndham, Patriot Partnership, Wyndham Partnership and affiliates of each of Apollo Real Estate Management III, L.P., Apollo Management IV, L.P., Thomas H. Lee Equity Fund IV, L.P., Beacon Capital Partners, L.P. and Rosen Consulting Group, entered into a purchase agreement under which the investors will purchase $1 billion of a new series B preferred stock of Wyndham. Patriot and Wyndham currently plan to use the proceeds from the investment to settle their forward equity contracts, as described below, to repay indebtedness, and for working capital and growth purposes.

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

 Reverse Stock Splits

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

  In May 1999, The Chase Manhattan Bank and Chase Securities Inc. notified the companies that they were exercising their rights under the "market flex" provisions of the commitment letters to change the terms of the senior credit facilities and the increasing rate loan facility. The revolving credit facility has been reduced from $800 million to $600 million, the maximum that may be drawn at the closing has been reduced from $560 million to $400 million and the term loan facility has been increased from $1 billion to $1.2 billion.

 Forward Equity Contracts

  Patriot is party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. Upon entering into these contracts, the companies agreed to sell a varying number of paired shares to each of the counterparties at future settlement dates at prices adjusted for the then current market price of the paired shares. None of the forward contracts provided for any floor on the settlement price per share. Under the terms of the forward contract entered into with UBS on December 31, 1997, the Companies issued 3.25 million unregistered paired shares to UBS on that date, for a purchase price per paired share of $28.125, or aggregate consideration of approximately $93.6 million. Under the terms of the forward contract entered into with Nations on February 26, 1998, the Companies issued 4.9 million unregistered paired shares to Nations on that date, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121.8 million. Under the terms of the forward contract entered into with PaineWebber on April 6, 1998, the Companies issued 5.15 million unregistered paired shares to PaineWebber on that date for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139.1 million. The proceeds of these placements were used by the Companies to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions. Patriot's aggregate total remaining obligation under the forward equity transactions was approximately $321.9 million at April 12, 1999. As of such date, Patriot had delivered an aggregate of 84.7 million shares to the counterparties as collateral, including approximately 4 million shares issued as dividends on the collateral shares, in addition to approximately 12.5 million original paired shares currently owned by the counterparties or their affiliates. Based on the $5.3125 closing price of the paired shares on May 21, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 62 million paired shares, to settle all of the forward equity transactions in full.

  Under the terms of the forward equity transactions, the Companies sold paired shares to each of the counterparties and simultaneously entered into a forward contract under which they agreed to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the forward contracts provide that each counterparty will sell a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the counterparty does not receive sufficient proceeds from its sales of the originally purchased shares, the Companies must issue more paired shares to that counterparty for resale until the obligation has been satisfied. The Companies may pay their obligation under the forward equity contracts in cash as well as paired shares. As of May 21, 1999, the Companies have paid an aggregate of $54.3 million to the counterparties under the forward equity contracts, in addition to the cash dividends paid on the purchased shares.

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

  The Companies may settle the forward transactions by delivering either cash or paired shares. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale of one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. The Companies can make no assurances that these registration statements will remain effective. Given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on our capital stock. Based on the $5.3125 closing price of the paired shares on May 21, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 62 million paired shares, to settle all of the forward equity transactions in full. The number of shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions, with a portion of the proceeds of the $1 billion equity investment. The estimated aggregate dollar value of the settlement on June 30, 1999 is approximately $333.6 million. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

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

 Interstate's Third-Party Hotel Management Business

  In May, 1998, the Companies along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close. In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the divestiture of the third-party management business which was operated by Interstate no later than June 14, 1999.

  If the Companies do not complete the spin-off by June 14, 1999, Marriott will be entitled to receive liquidated damages. The Companies will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

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

                                    PART II

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

                              PATRIOT AND WYNDHAM

             SELECTED CONDENSED COMBINED HISTORICAL FINANCIAL DATA

                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                 (in thousands, except per share data)
Operating Data:
Total revenue...........  $2,056,341  $   335,035  $  76,493       $  11,095
(Loss) income before
 income tax provision,
 minority interest and
 extraordinary item.....    (112,508)       4,142     44,813           7,064
(Loss) income before
 extraordinary item.....    (126,406)         362     37,991           6,096
Net (loss) income.......  $ (158,223) $    (2,172) $  37,991       $   5,359
Per Share Data (1):
Basic earnings per
 share:
  (Loss) income before
   extraordinary item...  $    (1.13) $      0.01  $    0.84       $    0.16
  Extraordinary item,
   net of minority
   interest.............       (0.23)       (0.04)       --            (0.02)
                          ----------  -----------  ---------       ---------
  Net (loss) income per
   paired share.........  $    (1.36) $     (0.03) $    0.84       $    0.14
                          ==========  ===========  =========       =========
Diluted (loss) earnings
 per share (2)..........  $    (2.57) $     (0.03) $    0.83       $    0.14
                          ==========  ===========  =========       =========
Dividends per paired
 share (3)..............  $   1.0362  $    1.0878  $  0.9154       $  0.2236
                          ==========  ===========  =========       =========
Cash Flow Data:
Cash provided by
 operating activities...  $  244,493  $   108,110  $  61,196       $   7,618
Cash used in investing
 activities.............  (2,076,359)  (1,202,124)  (419,685)       (306,948)
Cash provided by
 financing activities...   1,943,384    1,134,846    360,324         304,099
                                           As of December 31,
                          -------------------------------------------------------
                             1998        1997        1996            1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Balance Sheet Data:
Investment in real
 estate and related
 improvements and land
 held for development,
 at cost, net...........  $5,585,616  $ 2,044,649  $ 641,825       $ 265,759
Total assets............   7,415,670    2,507,853    760,931         324,224
Total debt..............   3,857,521    1,112,709    214,339           9,500
Minority interest in
 Operating
 Partnerships...........     253,970      220,177     68,562          41,522
Minority interest in
 consolidated
 subsidiaries...........     229,537       49,694     11,711             --
Stockholders' equity....   2,603,037      989,892    437,039         261,778
                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Other Data:
Funds from operations
 (4)....................  $   86,362  $    57,043  $  64,463       $   9,798
Cash available for
 distribution (5).......     217,885       94,396     55,132           8,603
Weighted average number
 of common shares and OP
 units outstanding (6)..     163,532       76,040     52,259          44,060
Ratio of earnings to
 fixed charges .........        0.59         1.08       7.00           80.37
Deficiency of earnings
 to fixed charges.......  $  112,508          --         --              --

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

  (4) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect FFO on the same basis. Patriot and Wyndham have also made certain adjustments to FFO for real estate related amortization expense and the write off of certain costs of acquiring leaseholds. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Under the Participating Leases, Patriot is obligated to establish a reserve for capital improvements at its hotels (including the replacement or refurbishment of FF&E) and to pay real estate and personal property taxes and casualty insurance. Management believes that FFO is helpful to investors as a measure of performance of an equity REIT, because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of Patriot and Wyndham to incur and service debt and to make capital expenditures. Patriot and Wyndham's FFO may not be comparable to FFO reported by other REITs due to varying interpretations of the NAREIT definition. In order to facilitate a clear understanding of its operating results, management believes FFO should be examined in conjunction with net income (loss) as presented in the audited consolidated combined financial statements of the Companies. See detailed FFO calculation on page 51.

  (5) Cash available for distributions represents FFO, as adjusted for certain non-cash items (e.g., non-real estate related depreciation and amortization), less reserves for capital expenditures. The reconciliation from FFO to cash available for distribution is as follows:

                                                                   Period
                                                               October 2, 1995
                                                                (Inception of
                                                                 Operations)
                                  Year ended December 31,          through
                                 ----------------------------   December 31,
                                   1998      1997      1996         1995
                                 --------  --------  --------  ---------------
   FFO.......................... $ 86,362  $ 57,043  $ 64,463      $ 9,798
   Amortization of Unearned
    Compensation................    7,622     4,686     1,068           71
   Non-Real Estate Related
    Depreciation and
    Amortization................   28,660     2,543       495           93
   Settlement on treasury lock
    and other non-recurring
    charges.....................   52,292       --        --           --
   Loss on sale of assets.......    9,453       --        --           --
   Impairment loss on assets
    held for sale...............   51,081       --        --           --
   Cost of acquiring
    leaseholds..................   64,407    54,499       --           --
   FF&E Reserve ................  (81,992)  (24,375)  (10,894)      (1,359)
                                 --------  --------  --------      -------
   Cash Available for
    Distribution................ $217,885  $ 94,396  $ 55,132      $ 8,603
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements with respect to future events, including, without limitation, statements regarding availability of equity or debt financing, the Companies' ability to successfully refinance or extend the maturity of existing indebtedness, and the Companies' ability to successfully negotiate a settlement to the forward equity contracts in this form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Companies to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Companies, the willingness of the Companies' existing lenders to refinance, extend or amend the terms of existing indebtedness, the willingness of the counterparties to the Companies' forward equity contracts to enter into settlements regarding those agreements; the Companies' ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; risks associated with debt financing; as well as other risks described in this Form 10-K.

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

  Generally, Patriot owns and leases hotels to Wyndham, which is responsible for managing a majority of the hotels. In order for Patriot to qualify as a REIT under the Internal Revenue Code of 1986, Patriot leases a substantial majority of its hotels to Wyndham or to other third party lessees who are responsible for operating the hotels. The paired share structure facilitated the Companies' strategy to become a fully-integrated, multi-brand, multi-product, multi-tiered hotel operating company. Following the merger with and into California Jockey Club and the creation of Patriot paired shares, the Companies acquired major hotel operating companies and brands. Patriot's ability to utilize the paired share structure was limited as a result of tax legislation adopted in July 1998.

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

  Hotel revenues were $1,842,682,000 for the year ended December 31, 1998 as compared to $167,727,000 for the six months ended December 31, 1997. The increase in revenues is due not only to the increase in the number of leased hotels from 51 in 1997 to 203 in 1998, but also due to the increases in REVPAR experienced by the hotel portfolio as a whole (see statistical information).

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

Cash Flows from Investing and Financing Activities

  During 1998, the Companies continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered securities, issuance of OP units and proceeds from the forward equity transactions. The proceeds from the forward equity transaction were used to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions.

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

  All of the lenders under the Credit Facility have agreed to extend maturity of the two term loans which were scheduled to mature on January 31, 1999 and March 31, 1999 to June 30, 1999, subject to Patriot and Wyndham consummating the Investment by that date. If the Companies do not consummate the Investment by June 30, 1999, or the agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to make a $300 million amortization payment by December 31, 1999. Additionally, the Companies will be required to secure the Credit Facility with mortgages and other security interest. Fees of $11.7 million have been paid to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

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

  Forward Equity Contracts. In addition to its debt obligations and related interest payments, Patriot is a party to forward equity contracts with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related price adjustment mechanisms. After consideration of the decreasing amount of available funds under the Credit Facility and the funding requirements of the anticipated closings of several mergers and acquisitions, management of the Companies decided that the forward equity transactions would be an appropriate source of capital to meet these requirements. Upon entering into these contracts, the companies agreed to sell a varying number of paired shares to each of the counterparties at future settlement dates at prices adjusted for the then current market price of the paired shares. None of the forward contracts provided for any floor on the settlement price per share. Under the terms of the forward contract entered into with UBS on December 31, 1997, the Companies issued 3.25 million unregistered paired shares to UBS on that date, for a purchase price per paired share of $28.125, or aggregate consideration of approximately $93.6 million. Under the terms of the forward contract entered into with Nations on February 26, 1998, the Companies issued
4.9 million unregistered paired shares to Nations on that date, for a purchase price per paired share of $24.8625, or aggregate consideration of approximately $121.8 million. Under the terms of the forward contract entered into with PaineWebber on April 6, 1998, the Companies issued 5.15 million unregistered paired shares to PaineWebber on that date for a purchase price per paired share of $27.01125, or aggregate consideration of approximately $139.1 million. The proceeds of these placements were used by the Companies to repay borrowings under the Companies' Credit Facility. The Credit Facility was then used to fund the cash portion of the Companies mergers and acquisitions. Patriot's aggregate total remaining obligation under the forward equity transactions was approximately $321.9 million at April 12, 1999. As of such date, Patriot had delivered an aggregate of 84.7 million shares to the counterparties as collateral, including approximately 4 million shares issued as dividends on the collateral shares, in addition to approximately 12.5 million original paired shares currently owned by the counterparties or their affiliates. Based on the $5.3125 closing price of the paired shares on May 21, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 62 million paired shares, to settle all of the forward equity transactions in full.

  Under the terms of the forward equity transactions, the Companies sold paired shares to each of the counterparties and simultaneously entered into a forward contract under which they agreed to "settle" the transaction at a stated maturity date based upon the adjusted price of the purchased shares at maturity. During the term of the forward contract, the price of the purchased shares increases at a rate that corresponds to an agreed-upon interest rate. At maturity, the forward contracts provide that each counterparty will sell a number of shares sufficient to generate proceeds equal to the total adjusted purchase price of the purchased shares. Shares may be sold to the public through an underwritten public offering or by other methods, or to private investors. If the counterparty does not receive sufficient proceeds from its sales of the originally purchased shares, the Companies must issue more paired shares to that counterparty for resale until the obligation has been satisfied. The Companies may pay their obligation under the forward equity contracts in cash as well as paired shares. As of May 21, 1999, the Companies have paid an aggregate of $54.3 million to the counterparties under the forward equity contracts, in addition to the cash dividends paid on the purchased shares.

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

  The Companies may settle the forward transactions by delivering either cash or paired shares. Sources of cash are not currently available for the Companies to make the payments that would be required to settle one or more of the forward transactions in cash. Moreover, the Companies cannot assure that the bank lenders would consent to any cash settlements prior to the closing of the $1 billion equity investment. Generally, the Companies may settle by delivering paired shares only if a registration statement covering such paired shares is effective. There are currently effective registration statements covering the sale by the three forward counterparties of up to 40 million paired shares and the sale of one counterparty of an additional 4 million paired shares of which 754,525 paired shares were sold by that counterparty in December 1998. The Companies can make no assurances that these registration statements will remain effective. Given the current market price of the paired shares, any settlement in paired shares would have severely dilutive effects on our capital stock. Based on the $5.3125 closing price of the paired shares on May 21, 1999 and assuming an average of 2% selling expenses, the forward counterparties would have to sell approximately 62 million paired shares, to settle all of the forward equity transactions in full. The number of shares required would substantially increase if the market price of the paired shares decreases as a result of the sales of paired shares by the forward counterparties. If any of the counterparties sells paired shares, the conversion price of the preferred stock to be issued to the investors will be adjusted downward to the extent that the price recognized by us on the sale is less than $8.75 per share.

  The Companies intend to settle in full all of the forward transactions with a portion of the proceeds of the $1 billion equity investment. The estimated aggregate dollar value of the settlement on June 30, 1999 is approximately $333.6 million. If the Companies settle the forward transactions in cash, the counterparties must deliver to the Companies all paired shares then owned by them or held by them as collateral under the forward agreement.

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

 Reverse Stock Splits

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

  In May 1999, The Chase Manhattan Bank and Chase Securities Inc. notified the companies that they were exercising their rights under the "market flex" provisions of the commitment letters to change the terms of the senior credit facilities and the increasing rate loan facility. The revolving credit facility has been reduced from $800 million to $600 million, the term loan facility has been increased from $1 billion to $1.2 billion and the maximum that may be drawn at the closing has been reduced from $560 million to $400 million.

  Wyndham and Patriot have agreed to pay to the agents and the lenders customary fees for a facility of this nature of approximately $61 million.

Interstate's Third-Party Hotel Management Business

  In May, 1998, Patriot along, with Interstate Hotels Company ("Interstate") entered into a settlement agreement (as amended, the "Settlement Agreement") with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The Settlement Agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close. In addition to dismissal of the Marriott litigation, the Settlement Agreement provides for the Companies re-branding of ten Marriott hotels under the Wyndham name, Marriott's assumption of the management (the "Assumed Management Contracts") of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the divestiture of the third-party management business which was operated by Interstate no later than June 14, 1999.

  If the Companies do not complete the spin-off by June 14, 1999, Marriott will be entitled to receive liquidated damages. We will also be subject to additional penalties including Marriott's right to purchase, subject to third-party consents, the hotels to be submanaged by Marriott and six additional Marriott hotels owned by Patriot at their then appraised values.

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

  The Companies attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. However, no assurance can be made that such renovations and capital improvements will not impact the results of operations. Capital expenditures will be financed through the capital expenditure reserves, the Credit Facility, other financing sources, or with working capital.

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

FUNDS FROM OPERATIONS

  Combined Funds from Operations of the Companies (as defined and computed below) $86.4 million for the year ended December 31, 1998 and $57.0 million for the year ended December 31, 1997.

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

  The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the years ended December 31, 1998, 1997 and 1996 and for the period October 2, 1995 (inception of operations) through December 31, 1995:

                                                                  Period
                                                              October 2, 1995
                             Year Ended December 31,     (inception of operations)
                            ---------------------------           through
                             1998(1)   1997(2)   1996        December 31, 1995
                            ---------  -------  -------  -------------------------
                                              (in thousands)
   Net (loss) income....... $(158,223) $(2,172) $37,991           $5,359
   Add:
     Extraordinary loss
      from early
      extinguishment of
      debt.................    31,817    2,534      --               737
     Minority interest in
      the Operating
      Partnerships.........   (12,651)   1,684    6,767              968
     Minority interest in
      consolidated
      subsidiaries.........    (8,185)     --       --               --
     Depreciation of
      buildings and
      improvements and
      furniture, fixtures
      and equipment........   176,059   47,694   17,302            2,529
     Amortization of
      goodwill.............    28,702    1,851      --               --
     Amortization of
      management contracts
      and trade names......    24,323    1,886      204               50
   Adjustment for Funds
    from Operations of
    unconsolidated
    subsidiaries:
     Equity in earnings of
      unconsolidated
      subsidiaries.........    (9,498)  (6,015)  (5,845)            (156)
     Funds from Operations
      of unconsolidated
      subsidiaries.........    14,018    9,581    8,044              311
                            ---------  -------  -------           ------
   Funds from Operations... $  86,362  $57,043  $64,463           $9,798
                            =========  =======  =======           ======
   Weighted average shares
    and OP units
    outstanding:
     Basic.................   152,778   74,219   51,721           43,923
                            =========  =======  =======           ======
     Diluted...............   163,532   76,040   52,259           44,060
                            =========  =======  =======           ======

--------

(1) In accordance with NAREIT's white paper definition of FFO, for the year ended December 31, 1998, FFO on an as adjusted basis would be $263,595 after adjusting for the following non-recurring items: settlement of treasury lock and other non-recurring charges of $52,292; loss on sale of assets of $9,453; impairment loss on assets held for sale of $51,081; and cost of acquiring leaseholds of $64,407.

(2) In accordance with NAREIT's white paper definition of FFO, for the year ended December 31, 1997, FFO on an as adjusted basis would be $111,542 after adjusting for the non-recurring charge of cost of acquiring leaseholds of $54,499.

ITEM 7a. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISKS

  The Companies' primary market risk exposure is to future changes in interest rates related to the Companies' derivative financial instruments and other financial instruments including debt obligations, interest rate swaps, interest rate caps, future debt commitments, and interest rate sensitive forward equity contracts.

  In addition to the risk of interest rate fluctuations, Patriot is exposed to market risk with respect to forward stock contracts that are sensitive to changes in the price of the Companies' common stock.

  Patriot manages its debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit the Companies' exposure to rising interest rates.

  The following table provides information about the Companies' derivative and other financial instruments that are sensitive to changes in interest rates and the market price of the Companies' stock.

    . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 1998. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 1998.

    . Variable rate debt commitments represent commitments from lenders for future credit facilities that may be obtained to replace portions of the current fixed and variable debt obligations. The debt commitments were entered into subsequent to December 31, 1998 and are not binding at this time. For variable rate debt commitments, the table presents principal cash flows by expected maturity date and expected average contracted interest rates at December 31, 1998.

    . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998.

    . For forward equity contracts which are both interest rate and stock price sensitive, the table presents the notional amounts, the weighted-average interest rates and the stock price at December 31, 1998 by expected maturity dates.

  Upon completion of the new credit facility, most of the maturities of the variable rate debt obligations will be replaced with the maturities of the variable rate debt commitments. The "market flex" provisions of the debt commitments permit the lenders to change the allocation of debt among the credit facilities and the increasing rate loan facility, as well as adjust the interest rate spreads applicable to the debt. If the lenders allocate debt from a less expensive to a more expensive facility, or if the lenders increase the interest rate applicable to the debt, Wyndham will incur higher interest expense.

                                                                                              Face       Fair
                             1999        2000       2001     2002      2003    Thereafter    Value      Value
                          ----------  ----------  --------  -------  --------  ----------  ---------- ----------
                                             (in thousands, except for per share data)
Debt
Long-term Debt
 obligations including
 Current Portion
 Fixed Rate.............  $    8,169  $   18,767  $  8,881  $48,163  $  8,393  $  301,531  $  393,904 $  393,904
 Average Interest Rate..        9.38%       8.60%     9.13%    9.01%     9.02%       8.26%
 Variable Rate..........  $1,266,749  $1,348,500  $134,603  $17,300  $652,431  $   44,034  $3,463,617 $3,463,617
 Average Interest Rate..        7.27%       7.29%     7.29%    7.56%     7.24%       6.39%
Debt Commitment
 Variable Rate..........         --          --   $ 10,000  $10,000  $ 10,000  $2,420,000  $2,450,000 $2,450,000
 Average Interest Rate..        8.61%       8.86%     8.90%    8.90%     8.90%       8.84%
Interest Rate Derivative
 Financial Instruments
 Related to Debt and
 Equities
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............         --   $   72,000       --   $50,000  $250,000         --   $  822,000 $  (24,836)
 Average Pay Rate.......        5.93%       5.93%     5.94%    5.94%     5.84%        --
 Avg. Receive Rate......        5.08%       5.08%     5.09%    5.09%     5.12%        --
Interest Rate Caps
 Notional Amount........  $  313,750         --   $ 38,000      --        --   $   29,125  $  380,875 $      144
 Strike Rate............        6.92%       8.12%     8.12%    8.50%     8.50%       8.50%
 Forward Rate...........        4.98%       4.95%     5.18%    5.24%     5.36%       5.45%
Forward Equity Contracts
 Notional Amount........  $  313,300         --        --       --        --          --   $  313,300 $  313,300
 Average Interest Rate..       10.06%        --        --       --        --          --
Financial Instrument
 Related to Equity
Forward Equity Contracts
 Notional Amount........  $  313,300         --        --       --        --          --   $  313,300 $  313,300
 Stock Price per share..  $     6.00         --        --       --        --          --

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following individuals are the principal executive officers of Wyndham and Patriot:

  James D. Carreker has served as the Chairman of the Board of Directors and Chief Executive Officer of Wyndham as well as a director of Patriot since January 1998. In February 1999, Mr. Carreker was also named Chief Executive Officer of Patriot. Prior to the merger of Wyndham Hotel Corporation with the companies in January 1998, Mr. Carreker had served as President and Chief Executive Officer of Wyndham Hotel Corporation from May 1988 to January 1998 and as a director of Wyndham Hotel Corporation from February 1996 to January 1998. He also served as Chief Executive Officer of Trammell Crow Company, a national real estate company, from August 1994 to December 1995. Prior to 1988, Mr. Carreker served as President of Burdine's, the Miami based division of Federated Department Stores. Mr. Carreker also serves as a director of Trammell Crow Company and of Carreker-Antinori, Inc., a computer service company that completed its initial public offering in May 1998. Mr. Carreker holds a B.S. and a Master of Business Administration from Oklahoma State University. Mr. Carreker is 51 years old.

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

  Richard Mahoney became Chief Financial Officer of Wyndham in May 1999. Before joining Wyndham, Mr. Mahoney served as Executive Vice President and Chief Operating Officer of Starwood Hotels & Resorts' gaming division. From
[     ] 1993 to [     ] 1998, Mr. Mahoney served as Executive Vice President
and Chief Financial Officer of Westin Hotels & Resorts. From [     ] to
[     ], he served as Vice President and Controller of Carnival Hotels and
Casinos. Mr. Mahoney holds an M.S. in Finance from Boston College. Mr. Mahoney is 46 years old.

  Anne L. Raymond became Chief Investment Officer of Wyndham in May 1999. Ms. Raymond became an Executive Vice President of Patriot in January 1998 in connection with the closing of the Wyndham merger. In addition, Ms. Raymond served as Chief Financial Officer of Patriot from the closing of the Wyndham merger in January 1998 until May 1999. Ms. Raymond also served as Treasurer of Patriot from January 1998 to March 1998. Ms. Raymond joined Wyndham's predecessor in 1983 as Controller and served in that and other financial capacities through September 1987. From September 1987 to July 1994, she served as Investment Manager for Crow Family Holdings, where her responsibilities included managing and overseeing Crow Family Holdings' interest in the Trammell Crow Company and Wyndham's predecessor. Upon the formation of the Crow Investment Trust in August 1994, Ms. Raymond was named Director--Capital Markets and had responsibility for developing and maintaining investment relationships with real estate capital sources. In March 1995, Ms. Raymond rejoined Wyndham's predecessor as Executive Vice President and Chief Financial Officer, and was elected a director of Wyndham's predecessor in April 1996. Ms. Raymond holds a B.S. in Business Administration from the University of Missouri. Ms. Raymond is 41 years old.

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

  Robert R.A. Breare serves as Executive Vice President of Wyndham and is the divisional President of the Companies European division, which includes Arcadian and Malmaison. Mr. Breare founded Arcadian International PLC in April 1990 with an initial focus on leisure resort development and served as its chief executive officer until the acquisition of Arcadian by the companies. Previously, Mr. Breare served in the publishing industry and joined Parkdale Holdings PLC in 1987 as CEO. He was educated at Eton before completing an MA in law at Cambridge University. Mr. Breare is 46 years old.

  Michael A. Grossman serves as Executive Vice President of Wyndham and divisional president of the management services division of the Companies. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality
(GAH), which initially served as a third party manager for Old Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University.
Mr. Grossman is 46 years old.

  Richard A. Holtzman serves as Executive Vice President of Wyndham and is the divisional President of Grand Bay Hotels and Resorts which is a division of Wyndham International, Inc. in January 1997. Mr. Holtzman served as president and chief operating officer with Westcor Resorts from July 1998. Mr. Holtzman is a graduate of Cornell University with a B.A. in hotel administration.
Mr. Holtzman is 45 years old.

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

  Carla S. Moreland was named Executive Vice President-General Counsel of Wyndham in April 1999. She served as Senior Vice President-General Counsel of Wyndham since January 1998. Ms. Moreland served as general counsel of Wyndham Hotel Corporation since April 1994. From 1987 to 1994 she practiced law with the firm of Weil Gotshol and Manges. Ms. Moreland holds a B.A. and J.D. from The College of William and Mary. Ms. Moreland is 39 years old.

  Paul Novak was named Executive Vice President--Acquisitions and Development of Patriot in January 1998. From June 1997 through January 1998, Mr. Novak served as Executive Vice President--Acquisitions and Development of Wyndham. From 1994 through June 1997, Mr. Novak was President and Chief Executive Officer of Bedrock Partners, a private investment group established in 1994 to acquire hotel properties and convert them to Wyndham Hotels or Wyndham Garden Hotels. From 1992 through 1994, Mr. Novak was a principal in his own consulting firm where he directed real estate development, marketing and acquisition assignments for numerous clients. Prior thereto, he served as a Senior Vice President of Marriott International from 1981 until 1992 with responsibility for developing more than 400 properties. Mr. Novak is a member of the Urban Land Institute, The National Realty Committee and the Travel and Tourism Research Association. He holds a B.A. from Michigan State University. Mr. Novak is 52 years old. Mr. Novak's employment with the companies terminated effective May 1999.

Current Directors of Wyndham

  The following is a biographical summary of the experience of the directors of Wyndham:

  Karim Alibhai served as the President and Chief Operating Officer of Wyndham until his resignation on May 21, 1999. He has served as a director of Wyndham since October 1997. Prior to joining Wyndham in October 1997, Mr. Alibhai was the President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased and managed hotel properties in the United States and Canada through Gencom American Hospitality. He holds a B.A. from Rice University. Mr. Alibhai is 34 years old.

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

  James D. Carreker has served as Chairman of the Board of Directors of Wyndham since January 1998. For biographical information on Mr. Carreker, see "--Principal Executive Officers of Wyndham and Patriot."

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

   Susan T. Groenteman has served as a director of Wyndham since January 1998. Ms. Groenteman had served as a director of Wyndham Hotel Corporation from April 1996 to January 1998. Ms. Groenteman is a Director and chief operating officer of Crow Family Holdings, an investment company managing investments in a variety of real estate related businesses, along with other industries, a position she has held since 1988. In any given year within the past five years, Ms. Groenteman has served as an executive officer or director in over 1,000 partnerships (or affiliates of partnerships) or corporations. In the past five years, Ms. Groenteman has served as an executive officer or director of approximately 57 partnerships or corporations, or for affiliates of such entities, that filed for protection under federal bankruptcy laws. In addition, in the past five years, Ms. Groenteman served as an executive officer or director in approximately 15 partnerships or corporations, or affiliates of such partnerships or corporations, that were placed in receivership. Ms. Groenteman holds a Bachelor of Business Administration from the University of Texas at Arlington. Ms. Groenteman is 45 years old.

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

  Paul A. Nussbaum has served as a director of Wyndham since January 1998. Currently, he serves as Chairman Emeritus of the Board of Directors of Wyndham and Patriot. Prior to his association with Patriot, Mr. Nussbaum practiced real estate and corporate law in New York for 20 years, the last 12 years of which he was chairman of the real estate department of Schulte Roth & Zabel. Mr. Nussbaum serves as a member of the Board of Directors of the Dallas Symphony and is a member of the Urban Land Institute, the American College of Real Estate Lawyers and the Advisory Board of the Real Estate Center of the Wharton School of Business, University of Pennsylvania. Mr. Nussbaum is a member of the Board of Visitors of the Georgetown University Law Center and a Trustee of Colby College, Waterville, Maine. He also serves on the Board of Directors of Mack-Cali Realty Corporation. He holds a B.A. from the State University of New York at Buffalo and a J.D. from the Georgetown University Law Center. Mr. Nussbaum is 51 years old.

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

Current Directors of Patriot

  The following is a biographical summary of the experience of the directors of Patriot:

  James D. Carreker has served as a director of Patriot since January 1998. For biographical information on Mr. Carreker, see "--Principal Executive Officers of Wyndham and Patriot."

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

  William W. Evans III has served as a director of Patriot since July 1997. For biographical information on Mr. Evans, see "--Principal Executive Officers of Wyndham and Patriot."

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

  Arch K. Jacobson has served as a director of Patriot and its predecessor since September 1995. For biographical information on Mr. Jacobson, see "-- Directors of Wyndham."

  Paul A. Nussbaum founded Patriot in 1991 and served as its Chief Executive Officer and Chairman of its Board until February 1999. For biographical information on Mr. Nussbaum, see "--Directors of Wyndham."

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

Directors of Wyndham Following the Investment

  Following the completion of the $1 billion investment, Karim Alibhai, Leonard Boxer, James Carreker, Milton Fine, Susan Groenteman, Paul Nussbaum, Rolf Ruhfus and Sherwood Weiser will serve on the Board of Directors of Wyndham. Additionally, following the completion of the investment, Leon D. Black, Norman Brownstein, Stephen T. Clark, Paul Fribourg, Thomas H. Lee, Alan
M. Leventhal, William Mack, Lee Neibert, Marc Rowan, Scott Schoen and Scott Sperling will join the Board of Directors of Wyndham. The following is biographical information on each of these individuals:

 Class B Directors

  Leon D. Black is one of the founding principals of (1) Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of several private securities investment funds; (2) Apollo Real Estate Advisors, L.P. which, together with its affiliates, acts as the managing general partner of several real estate investment funds; and (3) Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Black is also a director of Converse, Inc., Samsonite Corporation, Sequa Industries, Inc., Telemundo Group Inc., United Rentals, Inc. and Vail Resorts, Inc. He also serves as a trustee of The Museum of Modern Art, Mount Sinai--NYU Medical Center, Lincoln Center for the Performing Arts and Vail Valley Foundation. Mr. Black is 47 years old.

  Thomas H. Lee founded Thomas H. Lee Company in 1974 and since that time has served as its President. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild & Co. in New York. Mr. Lee serves or has served as a director of numerous public and private corporations including Finlay Enterprises, Inc., General Nutrition Companies, Inc., Playtex Products, Inc., Safelite Glass Corp., Snapple Beverage Corp. and Vail Resorts, Inc. In addition, Mr. Lee serves as a trustee or overseer of a number of civic and charitable organizations including, in Boston, Beth Israel Deaconess Medical Center, Brandeis University, Harvard University and the Museum of Fine Arts, as well as in New York, Lincoln Center for the Performing Arts, Mount Sinai-NYU Medical Center and the Whitney Museum of American Art in New York City. Mr. Lee is a 1965 graduate of Harvard College. Mr. Lee is 55 years old.

  Alan M. Leventhal is co-founder of Beacon Capital Partners and serves as Chairman and Chief Executive Officer. Prior to founding Beacon, Mr. Leventhal served as President and Chief Executive Officer of Beacon Properties Corporation, a publicly traded REIT. Mr. Leventhal received his Bachelor's degree in Economics from Northwestern University in 1974 and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College in 1976. Mr. Leventhal is a trustee of Boston University, Northwestern University and the New England Aquarium Corporation and recently served as First Vice Chair of the National Association of Real Estate Investment Trusts. He is also a member of the Board of Overseers of WGBH and Beth Israel Deaconess Medical Center. Mr. Leventhal has lectured at the Amos Tuck School of Business Administration at Dartmouth College and the Massachusetts Institute of Technology Center for Real Estate. Mr. Leventhal has been awarded the Realty Stock Review's "Outstanding CEO Award" for 1996, 1997 and 1998, and the Commercial Property News' "Office Property Executive of the Year" for 1996. Mr. Leventhal is 46 years old.

  William L. Mack is the managing partner of Apollo Real Estate Advisors, L.P., manager of three opportunistic real estate investment funds, which he founded in 1993, and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the growth of the Mack Company's real estate portfolio to approximately 20 million square feet of office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali Realty Corporation since the 1997 merger of the Mack Company's office portfolio into Mack-Cali. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Koger Equity, Inc., a REIT which owns and operates suburban office parks in the Southeast and the Southwest, and Vail Resorts, Inc., an owner and operator of Colorado ski resorts. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University. Mr. Mack is 59 years old.

  Lee S. Neibart is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm, with which he was associated for over 14 years. Mr. Neibart is a director of Atlantic Gulf Communities Corp., a land development company, Koger Equity, Inc., NextHealth, Inc., an owner and operator of spa and wellness facilities, and Roland International Corporation, a land development company. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University. Mr. Neibart is 48 years old.

  Marc J. Rowan is a founding partner of Apollo Management, L.P., a private investment partnership which manages a series of institutional funds focused on leveraged buyouts, corporate reorganizations and complex equity investments. Mr. Rowan currently serves on several boards of directors including: Samsonite Corporation, the leading manufacturer of luggage; Vail Resorts, Inc., the owner and operator of the Vail, Beaver Creek, Keystone and Breckenridge ski areas; MTL, Inc., a national tank truck/carrier company; and NRT Incorporated, a leading national real estate brokerage company. Mr. Rowan is also active in charitable activities and is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program and the Undergraduate Executive Board of The Wharton School. Mr. Rowan is 36 years old.

  Scott A. Schoen, a Managing Director at Thomas H. Lee Company, joined the firm in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar. Mr. Schoen is or has been a Director of First Alert, Inc., LaSalle Re Holdings Ltd, Rayovac Corporation, Signature Brands, Inc., Syratech Corporation, TransWestern Publishing, United Industries, and a number of private companies. Mr. Schoen is also a director of United Way of Massachusetts Bay. Mr. Schoen is 40 years old.

  Scott M. Sperling is a Managing Director at Thomas H. Lee Company. In this capacity he is or has been a director of PriCellular Corp., Experian (the former TRW credit and information business), Safelite Glass Corp., The Learning Company, Fisher Scientific International, Inc., General Chemical Corp., Livent, Inc., and a number of private companies. For ten years prior, Mr. Sperling was Managing Partner of the Aeneas Group, the private capital affiliate of the Harvard Management Company, Inc. Prior to 1984, Mr. Sperling was a Senior Consultant with the Boston Consulting Group, Inc. focusing on business and corporate strategies. He holds an M.B.A. degree from Harvard University and a B.S. from Purdue University. Mr. Sperling is 41 years old.

 Class C Directors

  Norman Brownstein has been Chairman of the Board of the law firm Brownstein Hyatt & Farber, P.C. Mr. Brownstein is nationally recognized for his extensive experience in real estate law and commercial transactions. Mr. Brownstein is a member of the American College of Real Estate Lawyers and the American, Colorado, and Denver Bar Associations and numerous other professional organizations. Mr. Brownstein is presently a director of the National Jewish Center for Immunology and Respiratory Medicine, a Trustee of the Simon Wiesenthal Center and a Vice President of the American Israel Public Affairs Committee. Mr. Brownstein received a B.S. and a J.D. from the University of Colorado at Boulder. Mr. Brownstein is 56 years old.

  Stephen T. Clark Since 1995, Mr. Clark has been President of Cypress Realty, Inc., a real estate investor and developer based in Houston, Texas and serves as a director of Beacon Capital Partners, Inc. Previously, Mr. Clark served as Managing Director of Harvard Private Capital Group where he directed the group responsible for real estate investment and management activities. Prior to joining Harvard, Mr. Clark was a partner in Clark-Pilgrim Limited Partnership and in Trammell Crow Company where he was in charge of office and industrial activities in Philadelphia and Delaware. Mr. Clark has extensive investment experience in developmental and distressed real estate assets. He received a Masters in Business Administration degree from Harvard Business School and received his undergraduate degree from Duke University. Mr. Clark serves as
Chairman of the Board of Abacoa Development Company. Mr. Clark is   years old.

  Paul J. Fribourg has been President and Chief Executive Officer of
Continental Grain Company since [    ]. Since 1976, Mr. Fribourg has held
numerous positions with Continental Grain. [Board memberships and other affiliations?] Mr. Fribourg holds a [ ] from Amherst College. Mr. Fribourg is 44 years old.

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


--------

(a) No Patriot Named Executive Officer received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus in 1997 or 1996.

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

  The Patriot Named Executive Officers have used the companies' facilities, including the companies' hotel properties and the companies' corporate jet services, for personal and business purposes.

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


-------

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

Compensation Committee Report on Repricing of Options

  During fiscal 1998, the compensation committees determined that the significant drop in the price of the paired shares made it necessary for Wyndham and Patriot to implement an option repricing program. The drop in price of the paired shares was caused by a number of factors, including the enactment of federal legislation affecting the paired share REIT structure, the restricted availability of credit in the financial markets caused in part by the Russian debt crisis in late summer, and Wyndham's and Patriot's liquidity issues caused by the maturity of the forward equity contracts. Under this program, all optionees, other than the directors and the top two executive officers of Wyndham and the top two executive officers of Patriot, were given the opportunity to surrender options granted on or after January 15, 1997 in exchange for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at the average stock price for the five-day period beginning November 9, 1998 and ending November 13, 1998. The new options retain the original vesting and expiration dates of the old options.

  The objective of the Wyndham and Patriot stock option plans is to align the efforts of all employees toward the success of Wyndham and Patriot and to reward employees for their contributions to that success. The goals of the repricing program were to protect the interests of outside stockholders while maintaining the aggregate economic "value" of the stock options before and after the option repricing. The compensation committees determined that this option repricing program was necessary because equity incentives are an important component of the total compensation of each employee and play a substantial role in Wyndham's and Patriot's ability to retain the services of individuals essential to Wyndham's and Patriot's long-term financial success. Prior to implementation of the program, the market price of the paired shares had fallen and Wyndham and Patriot had begun to experience high staff turnover. The compensation committees felt that the effectiveness of the stock option program and Wyndham's and Patriot's ability to retain key employees would be significantly impaired unless value was restored to previously granted stock options in the form of repriced options for paired shares at prices more closely related to the current market price. Non-employee directors and the top two executive officers of Wyndham and the top two executive officers of Patriot were not eligible for participation in the option repricing program. All other executive officers, including Mr. Novak were eligible to participate in the option repricing program because the compensation committees concluded that these executives were not responsible for the decrease in the stock price.

  Accordingly, during 1998, the compensation committees approved offering all current employees and officers, other than the top two executive officers of Wyndham and the top two executive officers of Patriot, an opportunity to surrender stock options issued between January 15, 1997 and November 13, 1998 with exercise prices above $8.10 for new options with an exercise price of $8.10 per share, the average market price of the paired shares for the five-day period beginning November 9, 1998 and ending November 13, 1998. Each optionee holding such options had the opportunity to elect to retain the old option or to accept new options for a significantly reduced number of shares that have an equivalent Black-Scholes value. Wyndham and Patriot engaged a compensation consultant to assist in the implementation of the repricing program and the Black-Scholes valuation of the previously-granted stock options. The new repriced stock options have the same Black-Scholes value as the old options, but cover much fewer shares. For most optionees, the shares underlying the repriced options represent approximately 18% of the number of shares covered by the old options. By reducing both the option price and the number of shares, the compensation committees believe this repricing program is more fair to the stockholders than the traditional repricing method which simply reduced the option price without a corresponding reduction in the number of option shares. The compensation committees did not accelerate the vesting of any regranted options, nor did they extend the time for exercise of any regranted options.

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

  Mr. Nussbaum was not initially eligible for the 1998 stock option repricing program. However, as part of his resignation, the compensation committee allowed Mr. Nussbaum to file an election, between June 30, 1999 and December 31, 1999, to exchange his outstanding options for new options of equal "Black-Scholes" value at the then current market price. It is expected that the new options will be for significantly fewer shares. Because of Mr. Nussbaum's continued involvement with the companies as both a director and a consultant, the compensation committees believe that Mr. Nussbaum's separation package should have a large equity component. In this way, Mr. Nussbaum's economic interests would be aligned with the stockholders'. Mr. Nussbaum will benefit from the repriced options only if the share price increases.

Submitted by the Wyndham Compensation Committee

Arch K. Jacobson

James C. Leslie

Submitted by the Patriot Compensation Committee

John C. Deterding

Gregory R. Dillon

Arch K. Jacobson

Executive Compensation for Wyndham

  The following table sets forth the base compensation that Wyndham paid to its Chief Executive Officer and to five executive officers other than the Chief Executive Officer of Wyndham (collectively, the "Wyndham Named Executive Officers") whose base salary and bonus exceeded $100,000 during the fiscal year ending December 31, 1998.

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
 and General Counsel

  For Compensation Committee Report on Repricing of Options, see page 80.

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

  Compensation of Chief Executive Officers. The compensation committees set Mr. Carreker's and Mr. Nussbaum's base salaries for the year ended December 31, 1998 at or around the median base salary for chief executive officers of comparable companies. Mr. Carreker's 1998 base salary was $571,036. Mr. Nussbaum's 1998 base salary was $555,425, an amount that represents an increase of 11% over his 1997 base salary of $500,000.

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

  Mr. Nussbaum was not initially eligible for the 1998 stock option repricing program described above. However, as part of his resignation, the Patriot compensation committee allowed Mr. Nussbaum to file an election, between June 30, 1999 and December 31, 1999, to exchange his outstanding options for new options of equal "Black-Scholes" value for fewer shares at the then current market price.

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

Wyndham and Patriot Employment Agreements and Termination Agreements

  Patriot entered into an employment agreement as of April 14, 1997 with Mr. Carreker, pursuant to which Mr. Carreker serves as Chief Executive Officer and as Chairman of the Board of Wyndham for a term of five years beginning on January 5, 1998. Mr. Carreker's base salary is $571,036. This agreement is automatically extended for an additional two-year term unless either party elects to terminate it by notice in writing at least 90 days prior to the second anniversary of the agreement or even-numbered anniversary date thereafter. Mr. Carreker is eligible to receive incentive compensation to be determined by the compensation committee of an amount up to 100% of his base compensation.

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

  Wyndham entered into an employment agreement as of October 1, 1997 with Mr. Alibhai, pursuant to which Mr. Alibhai serves as President and Chief Operating Officer of Wyndham for a term of three years beginning on September 30, 1997, with a base salary of $350,000. This agreement is automatically extended for an additional two-year term unless either party elects to terminate it by notice in writing at least 45 days prior the second anniversary of the agreement or even-numbered anniversary date thereof, to expiration of the agreement. Additionally, Mr. Alibhai is eligible to receive incentive compensation to be determined by the compensation committee of an amount up to 80% of his annual base compensation, but in no event less than $75,000.

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

  In June 1997, Patriot entered into an employment agreement with Mr. Novak, pursuant to which Mr. Novak serves as Executive Vice President--Acquisitions and Development for a three-year term beginning June 1997, with a base salary of $275,000.

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

  As of April 14, 1997, Patriot entered into an employment agreement with Ms. Raymond and Wyndham entered into employment agreements with Messrs. Bentley and Koonce, with base salaries of $315,000, $350,000 and $315,000, respectively. These employment agreements became effective on January 5, 1998. These employment agreements have a term of three years and have substantially similar provisions as Mr. Novak's employment agreement except that the severance payment is equal to the sum of the average base and incentive compensation payable for the remaining length of the three-year term, or 18 months, whichever is greater. Ms. Raymond's position is that of Executive Vice President and Chief Financial Officer of Patriot. Mr. Bentley's position is that of Executive Vice President of Wyndham, and Mr. Koonce's position is that of Executive Vice President, Marketing and Strategic Planning of Wyndham.

  On March 9, 1998, Mr. Jones entered into employment agreements with both Wyndham and Patriot for a three-year term with a base salary of $300,000.
Mr. Jones's position is that of Executive Vice President and Treasurer of both Wyndham and Patriot. Mr. Jones's employment agreements have provisions that are substantially similar to the employment agreements for Messrs. Bentley and Koonce, except that Mr. Jones's employment agreements provide for a minimum guarantee of incentive compensation equal to 50% of his base salary. Mr. Jones is also entitled to borrow up to $750,000 from Wyndham and Patriot. Upon
Mr. Jones's termination of employment, if his total compensation earned while employed at Wyndham and Patriot, including stock-based compensation, is less than $3,000,000, a portion of the loan will be forgiven.

  On June 19, 1998, Wyndham entered into an employment agreement with Mr. Holtzman for a three-year term with a base salary of $315,500.
Mr. Holtzman's position is that of Executive Vice President of Wyndham and President of Grand Bay Hotels and Resorts. Under Mr. Holtzman's employment agreement, he is entitled to receive a guaranteed bonus of $200,000 in his initial year of employment. If Mr. Holtzman's employment is terminated by Wyndham without "cause" or Mr. Holtzman resigns for a "good reason," he will be entitled to a severance payment equal to the sum of 50% of his average base pay and bonus and the amount payable under the Wyndham's then current severance policy. Certain stock options and stock-based grants held by Mr. Holtzman will become exercisable or nonforfeitable. For a period of six months, Wyndham would pay Mr. Holtzman the cost of executive placement services. Upon a "change in control," all of Mr. Holtzman's stock options and stock-based grants will become exercisable and nonforfeitable.

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




ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Except as otherwise noted, the following table sets forth certain information as of May 21, 1999 as to the security ownership of those persons owning of record or known to Wyndham and Patriot to be the beneficial owner of more than five percent of the paired shares and the security ownership of Wyndham preferred stock, Patriot preferred stock and paired shares by each of the directors of Wyndham and Patriot, director nominees and each of the executive officers of Wyndham and Patriot, and all directors and executive officers of Wyndham and Patriot as a group. All information with respect to beneficial ownership has been furnished by the respective director, director nominee, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Wyndham preferred stock, Patriot preferred stock and paired shares has been determined for this purpose in accordance with applicable rules and regulations promulgated under the Exchange Act. The number of shares of Wyndham preferred stock, Patriot preferred stock or paired shares also includes the number of shares that the person could receive if he redeemed his partnership units under certain circumstances.

  As of May 21, 1999, there were 239,901,410 paired shares; 4,860,876 shares of Patriot series A preferred stock; 558,656 shares of Patriot series B preferred stock; 1,781,173 shares of Wyndham series A preferred stock; 1,781,181 shares of Wyndham series B preferred stock; 8,651,569 options to purchase a like number of paired shares; 1,324,804 preferred B paired partnership units, 655,892 preferred A Wyndham partnership units, and 586,814 preferred C Wyndham partnership units outstanding.

                                              Number of Shares
                                          and Amount and Nature of Percent of
Name of Beneficial Owner                    Beneficial Ownership    Class(a)
------------------------                  ------------------------ ----------
Karim Alibhai............................         5,347,240(b)        2.18%
Karim Alibhai............................           171,200(w)***     4.81%***
Leslie V. Bentley........................           624,432(c)           *
John P. Bohlmann.........................            42,428(d)           *
Leonard Boxer............................            59,117(e)           *
James D. Carreker........................         2,028,661(f)           *
Harlan R. Crow...........................        12,126,729(g)(v)     4.95%
Harlan R. Crow...........................         4,860,876(h)**       100%**
John H. Daniels..........................           204,987(e)           *
John C. Deterding........................            54,697(e)           *
Gregory R. Dillon........................            54,697(e)           *
Burton C. Einspruch, M.D.................            24,472(i)           *
William W. Evans III.....................           773,637(j)           *
Milton Fine..............................         5,066,390           2.11%
Susan T. Groenteman......................            30,768(v)           *
Michael Grossman.........................            13,986(k)           *
Richard A. Holtzman......................            98,353(x)           *
Arch K. Jacobson.........................            77,237(l)           *
Lawrence S. Jones........................            25,711(m)           *
Stanley M. Koonce, Jr. ..................           613,438(n)           *
Thomas W. Lattin.........................           368,663(o)           *
James C. Leslie..........................            15,033(v)           *
Carla S. Moreland........................            70,879(p)           *
Paul Novak...............................            96,837(q)           *
Paul A. Nussbaum.........................         4,275,499(r)        1.76%
Anne L. Raymond..........................           609,167(y)           *
Rolf E. Ruhfus...........................         1,896,505(z)           *
Philip J. Ward...........................            11,790(v)           *
Sherwood M. Weiser.......................         1,137,736(i)(s)        *
Sherwood M. Weiser.......................           788,795(w)***    22.14%***
Executive officers and directors as a
 group (27 persons)......................        35,749,089          14.72%
Leon D. Black............................
Norman Brownstein........................
Stephen T. Clark.........................
Paul Fribourg............................
Thomas H. Lee............................
Alan M. Leventhal........................
William Mack.............................
Lee Niebart..............................
Marc Rowan...............................
Scott Schoen.............................
Scott Sperling...........................
CFHS, L.L.C./Crow Family, Inc............        11,074,443(t)        4.73%
                                                  4,768,874(u)**      98.1%**

--------
  * Less than 1%.
 ** Patriot preferred stock
*** Wyndham series A preferred stock and Wyndham series B preferred stock

(a) Assumes that all partnership units and shares of Patriot preferred stock held by each person are redeemed for a paired share. The total number of shares outstanding in calculating the percentage assumes that none of the partnership units or shares of Patriot preferred stock held by other persons are redeemed for paired shares. Also assumes that all vested options to purchase paired shares are exercised. The total number of shares outstanding used in calculating the percentage assumes that no other vested or unvested options held by other persons are exercised.
(b) Includes options to purchase 300,531 paired shares issued to Mr. Alibhai which are currently exercisable. The number of shares beneficially held by Mr. Alibhai includes an aggregate of 441,059 partnership units beneficially owned by Gencom Interest, Inc., a family corporation for which he serves as Vice President and of which he owns 30% of the outstanding capital stock. Mr. Alibhai disclaims beneficial ownership of these partnership units, except to the extent of his 30% ownership interest in such corporation.
(c) Includes options to purchase 33,303 paired shares issued to Mr. Bentley which are currently exercisable.
(d) Includes options to purchase 10,765 paired shares issued to Mr. Bohlmann which are currently exercisable.

(e) Includes options to purchase 42,933 paired shares, all of which are currently exercisable.
(f) Includes options to purchase 78,088 paired shares issued to Mr. Carreker which are currently exercisable.

(g) The number of shares beneficially held by Mr. Crow include an aggregate of 7,265,853 paired shares held by various family limited partnerships, in which Mr. Crow controls the general partner and various family corporations and trusts in which Mr. Crow exercises control over investment decisions. Mr. Crow disclaims beneficial ownership of such paired shares. The number of shares also includes 4,860,876 shares of Patriot preferred stock held by the same family limited partnerships, corporations and trusts. Mr. Crow disclaims beneficial ownership of such Patriot preferred stock. Certain of such paired shares and Patriot preferred stock are also reported being held by CFHS LLC and Crow Family, Inc.
(h) Shares of Patriot preferred stock. Mr. Crow disclaims beneficial ownership of such Patriot preferred stock to the extent such stock exceeds his pecuniary interest in the limited partnerships that directly hold the stock. Certain of such shares are also reported as held by CFHS LLC and Crow and Family, Inc.
(i) Includes options to purchase 21,467 paired shares, all of which are currently exercisable.
(j) Includes options to purchase 601,074 paired shares issued to Mr. Evans, all of which are currently exercisable.
(k) Includes options to purchase 2,023 paired shares issued to Mr. Grossman, which are currently exercisable.
(l) Includes options to purchase 64,400 paired shares issued to Mr. Jacobson, all of which are currently exercisable.
(m) Includes options to purchase 6,011 paired shares issued to Mr. Jones which are currently exercisable.
(n) Includes options to purchase 33,303 paired shares issued to Mr. Koonce which are currently exercisable.
(o) Includes options to purchase 185,392 paired shares issued to Mr. Lattin which are currently exercisable.
(p) Includes options to purchase 56,788 paired shares issued to Ms. Moreland which are currently exercisable.
(q) Includes options to purchase 25,641 paired shares issued to Mr. Novak which are currently exercisable.
(r) Includes options to purchase 3,005,575 paired shares issued to Mr. Nussbaum which are currently exercisable.
(s) Includes an aggregate of 10,984 paired partnership units held by W L Tampa, Ltd., and 129,900 paired shares held by CHC International, Inc. Mr. Weiser disclaims beneficial ownership of such securities to the extent that they exceed his pecuniary interest in such entities.
(t) Includes 6,305,569 paired shares and 4,768,874 shares of Patriot preferred stock held by various limited partnerships in which CFHS LLC serves as the general partner. All of such shares are also reported in Mr. Crow's beneficial holdings. Beneficial ownership information is based on the
    Schedule 13D filed by G-3 Securities, L.P., CFHS, LLC and Crow Family, Inc. on January 8, 1998.
(u) Shares of Patriot preferred stock. All of such shares are also reported in Mr. Crow's beneficial holdings above.
(v) Includes options to purchase 10,733 paired shares, all of which are currently exercisable.
(w) Shares of Wyndham series A preferred stock and shares of Wyndham series B preferred stock.
(x) Includes options to purchase 95,420 paired shares which are currently exercisable.
(y) Includes options to purchase 3,851 paired shares which are currently exercisable.
(z) Includes an aggregate of 1,766,936 of paired partnership units held by Summerfield Suites Management Corp., Summerfield Development Corp., Summerfield Suites Lease Corp., SFHC Lease Corp., Summerfield Investment Corp., and Witchita Consulting Co.

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

                                               1998 Aggregate Management
      Milt Fine                                    and Service Fees
      ---------                                -------------------------
      Marriott-Harrisburg, PA                         $  265,734
      Marriott Reach Resort; Key West, Fla.              201,187
      Marriott-Pittsburgh Airport                        294,884
      Marriott-Albany, NY                                340,144
      Marriott Mission Valley, San Diego                 323,684
      Marriott Minnetonka, Minneapolis                   273,466
      Marriott Courtyard; St. Louis                      378,029
      Marriott Courtyard-Westborough; Boston             208,065
      Marriott Courtyard Orange                          210,486
      Marriott-Ft. Lauderdale                            173,532
      Marriott Greentree, Pittsburgh                     658,613
      Marriott Providence                              1,383,983
      Marriott Trumbull                                1,554,174
      Embassy Suites Chicago                             377,213
      Residence Inn Pittsburgh                            46,866
      Hilton Garden Inn-Chicago                       99 Opening
      Paul Nussbaum
      -------------
      Marriott Residence Inn, Houston                 $  210,737
      Holiday Inn Astrodome                              215,020
      Days Inn Astrodome                                  49,350
      Sheraton Astrodome                                 524,190
      Radisson Astrodome                                  94,849
      Ramada Astrodome                                       --
      Sheraton Edmonton                                  216,335
      Inn at Maingate dba Doubletree Maingate            204,220

                                                      1998 Aggregate Management
      Karim Alibhai                                       and Service Fees
      -------------                                   -------------------------
      Days Inn Astrodome, Houston                             $ 49,350
      Days Inn Greenspoint, Houston                             45,530
      Hampton Inn Corpus Christi                                46,824
      Hawthorne Suites, Houston                                 86,974
      Holiday Inn Stevens Point, Portage County,               273,629
       Wisconsin
      Holiday Inn Astrodome, Houston                           161,733
      Inn at Maingate dba Doubletree Maingate,                 204,220
       Kissimmee, FL
      Marriott Residence Inn, Houston Medical Center           210,737
      Sheraton Astrodome, Houston                              524,190
      Sheraton Edmonton, Alberta Canada                        216,335
      Omni Baltimore                                           916,675
      Wyndham Miami-Biscayne Bay                               449,110
      Radisson Astrodome, Houston                               94,849
      Holiday Inn-Lenox                                        221,928
      Wyndham Garden Market Center, Dallas                     137,813
      Days Inn Austin                                           40,314
      Radisson Acapulco                                         21,639
      Wyndham Montreal                                         256,793
      Rolf Ruhfus
      -----------
      Summerfield Suites-Bridgewater                          $141,990
      Summerfield Suites-Burlington                            136,446
      Summerfield Suites Chicago Downtown                      158,621
      Summerfield Suites Charlotte                              36,006
      Summerfield Suites Gaithersburg                           98,982
      Summerfield Suites Pleasanton                             51,339
      Summerfield Suites Scottsdale                              4,889
      Summerfield Suites Harrison                                  --
      Summerfield Suites Plymouth Meeting                          --
      Sierra Suites-Atlanta Perimeter                              --
      Sierra Suites-Bothell                                     45,901
      Sierra Suites-Chantilly                                      332
      Sierra Suites-Orlando                                     40,272
      Sierra Suites-Lake Buena Vista                            36,740
      Sierra Suites-Phoenix Metro Center                        25,621
      Sierra Suites-Piscataway                                  29,637
      Sierra Suites-Pleasanton                                  23,613
      Sierra Suites-Scottsdale                                  54,871
      Sierra Suites-Waltham                                     32,470
      Sierra Suites-Woburn                                      53,678
      Sierra Suites-Atlanta Brookhaven                             --
      Sierra Suites-San Jose                                       --
      Sherwood Weiser
      ---------------
      Holiday Inn Dayton Mall, Ohio                             37,161
      Sheraton University City, Philadelphia                   161,089
      Wyndham Miami-Biscayne Bay                               449,110
      Westin Hotel Providence, RI                              143,982
      Washington Duke                                          359,750

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 24, 1999.

                                          PATRIOT AMERICAN HOSPITALITY, INC.

                                                   /s/ James D. Carreker
                                          By: _________________________________
                                                     James D. Carreker
                                                  Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 24, 1999.

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