Form 10-K/A
period 1998-12-31
PATRIOT AMERICAN HOSPITALITY INC/DE; WYNDHAM INTERNATIONAL INC
filed 1999-05-28
CIK 16343, 715273

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

 Common Stock,                             Common Stock,
  par value         New York Stock           par value         New York Stock
 $0.01 per share       Exchange            $0.01 per share        Exchange
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     PATRIOT AMERICAN HOSPITALITY, INC. AND
                          WYNDHAM INTERNATIONAL, INC.

                           Form 10-K/A Annual Report
                                     Index

                                                                   Form 10-K/A
                                                                     Report
Item No.                                                              Page
--------                                                           -----------
PART II
6.Selected Financial Information..................................       3
7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations............................................       8

PART III
10.Directors and Executive Officers of the Registrant.............      29
11.Executive Compensation.........................................      36
12.Security Ownership of Certain Beneficial Owners and
 Management.......................................................      52
13.Certain Relationships and Related Transactions.................      55

SIGNATURES

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

                              PATRIOT AND WYNDHAM

             SELECTED CONDENSED COMBINED HISTORICAL FINANCIAL DATA

                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                 (in thousands, except per share data)
Operating Data:
Total revenue...........  $2,056,341  $   335,035  $  76,493       $  11,095
(Loss) income before
 income tax provision,
 minority interest and
 extraordinary item.....    (112,508)       4,142     44,813           7,064
(Loss) income before
 extraordinary item.....    (126,406)         362     37,991           6,096
Net (loss) income.......  $ (158,223) $    (2,172) $  37,991       $   5,359
Per Share Data (1):
Basic earnings per
 share:
  (Loss) income before
   extraordinary item...  $    (1.13) $      0.01  $    0.84       $    0.16
  Extraordinary item,
   net of minority
   interest.............       (0.23)       (0.04)       --            (0.02)
                          ----------  -----------  ---------       ---------
  Net (loss) income per
   paired share.........  $    (1.36) $     (0.03) $    0.84       $    0.14
                          ==========  ===========  =========       =========
Diluted (loss) earnings
 per share (2)..........  $    (2.57) $     (0.03) $    0.83       $    0.14
                          ==========  ===========  =========       =========
Dividends per paired
 share (3)..............  $   1.0362  $    1.0878  $  0.9154       $  0.2236
                          ==========  ===========  =========       =========
Cash Flow Data:
Cash provided by
 operating activities...  $  244,493  $   108,110  $  61,196       $   7,618
Cash used in investing
 activities.............  (2,076,359)  (1,202,124)  (419,685)       (306,948)
Cash provided by
 financing activities...   1,943,384    1,134,846    360,324         304,099
                                           As of December 31,
                          -------------------------------------------------------
                             1998        1997        1996            1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Balance Sheet Data:
Investment in real
 estate and related
 improvements and land
 held for development,
 at cost, net...........  $5,585,616  $ 2,044,649  $ 641,825       $ 265,759
Total assets............   7,415,670    2,507,853    760,931         324,224
Total debt..............   3,857,521    1,112,709    214,339           9,500
Minority interest in
 Operating
 Partnerships...........     253,970      220,177     68,562          41,522
Minority interest in
 consolidated
 subsidiaries...........     229,537       49,694     11,711             --
Stockholders' equity....   2,603,037      989,892    437,039         261,778
                                                                    Period
                                                                October 2, 1995
                              Year Ended December 31,            (Inception of
                          ----------------------------------  Operations) through
                             1998        1997        1996      December 31, 1995
                          ----------  -----------  ---------  -------------------
                                             (in thousands)
Other Data:
Funds from operations
 (4)....................  $   86,362  $    57,043  $  64,463       $   9,798
Cash available for
 distribution (5).......      40,652       39,897     55,132           8,603
Weighted average number
 of common shares and OP
 units outstanding (6)..     163,532       76,040     52,259          44,060
Ratio of earnings to
 fixed charges .........        0.59         1.08       7.00           80.37
Deficiency of earnings
 to fixed charges.......  $  112,508          --         --              --

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

  (4) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect FFO on the same basis. Patriot and Wyndham have also made certain adjustments to FFO for real estate related amortization expense and the write off of certain costs of acquiring leaseholds. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Under the Participating Leases, Patriot is obligated to establish a reserve for capital improvements at its hotels (including the replacement or refurbishment of FF&E) and to pay real estate and personal property taxes and casualty insurance. Management believes that FFO is helpful to investors as a measure of performance of an equity REIT, because, along with cash flows from operating activities, investing activities and financing activities, it provides investors with an understanding of the ability of Patriot and Wyndham to incur and service debt and to make capital expenditures. Patriot and Wyndham's FFO may not be comparable to FFO reported by other REITs due to varying interpretations of the NAREIT definition. In order to facilitate a clear understanding of its operating results, management believes FFO should be examined in conjunction with net income (loss) as presented in the audited consolidated combined financial statements of the Companies. See detailed FFO calculation on page 27.

  (5) Cash available for distributions represents FFO, as adjusted for certain non-cash items (e.g., non-real estate related depreciation and amortization), less reserves for capital expenditures. The reconciliation from FFO to cash available for distribution is as follows:

                                                                   Period
                                                               October 2, 1995
                                                                (Inception of
                                                                 Operations)
                                   Year ended December 31,         through
                                  ---------------------------   December 31,
                                   1998      1997      1996         1995
                                  -------  --------  --------  ---------------
   FFO........................... $86,362  $ 57,043  $ 64,463      $ 9,798
   Amortization of Unearned
    Compensation.................   7,622     4,686     1,068           71
   Non-Real Estate Related
    Depreciation and
    Amortization.................  28,660     2,543       495           93
   FF&E Reserve ................. (81,992)  (24,375)  (10,894)      (1,359)
                                  -------  --------  --------      -------
   Cash Available for
    Distribution................. $40,652  $ 39,897  $ 55,132      $ 8,603
                                  =======  ========  ========      =======

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

  Other represents revenue from various operating businesses including Bay Meadows racetrack, management and other service companies as well as participating lease revenue for those hotels leased to third parties. Total revenue for the other segment was $213,659,000 and $169,172,000 for the years ended December 31, 1998 and 1997, respectively. The increase in total revenue is a result of a full year of operations reflected in 1998 compared to six months of operations in 1997. Operating loss of the other segment was $576,963,000 for the year ended December 31, 1998 compared to $42,272,000. The increase in operating loss is a result of the following items: the treasury lock settlement of $49,334,000; the loss on the sale of the North Coast Transaction assets of $9,453,000; the impairment loss on assets held for sale (including the Bay Meadows racetrack) of $51,081,000; the increase in the costs of acquiring leaseholds in 1998 over 1997 of $9,908,000; the increase in interest expense of $209,572,000 as a result of the increased borrowings to fund the 1998 mergers and acquisitions; and the increase in depreciation and amortization of $178,548,000 as a result of the 1998 mergers and acquisitions.

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

  All of the requisite lenders under the Credit Facility have agreed to extend maturity of the two term loans which were scheduled to mature on January 31, 1999 and March 31, 1999 to June 30, 1999, subject to Patriot and Wyndham consummating the Investment by that date. If the Companies do not consummate the Investment by June 30, 1999, or the agreement with the Investor Group otherwise terminates, the maturity on these two term loans will be extended to March 31, 2000 and the Companies will be required to make a $300 million amortization payment by December 31, 1999. Additionally, the Companies will be required to secure the Credit Facility with mortgages and other security interest. Fees of $11.7 million have been paid to the lenders under the Credit Facility in connection with their agreement to extend the maturities of the term loans to June 30, 1999.

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

  The following reconciliation of net (loss) income to Funds from Operations illustrates the difference between the two measures of operating performance for the years ended December 31, 1998, 1997 and 1996 and for the period October 2, 1995 (inception of operations) through December 31, 1995:

                                                                  Period
                                                              October 2, 1995
                             Year Ended December 31,     (inception of operations)
                            ---------------------------           through
                              1998      1997     1996        December 31, 1995
                            ---------  -------  -------  -------------------------
                                              (in thousands)
   Net (loss) income....... $(158,223) $(2,172) $37,991           $5,359
   Add:
     Extraordinary loss
      from early
      extinguishment of
      debt.................    31,817    2,534      --               737
     Minority interest in
      the Operating
      Partnerships.........   (12,651)   1,684    6,767              968
     Minority interest in
      consolidated
      subsidiaries.........    (8,185)     --       --               --
     Depreciation of
      buildings and
      improvements and
      furniture, fixtures
      and equipment........   176,059   47,694   17,302            2,529
     Amortization of
      goodwill.............    28,702    1,851      --               --
     Amortization of
      management contracts
      and trade names......    24,323    1,886      204               50
   Adjustment for Funds
    from Operations of
    unconsolidated
    subsidiaries:
     Equity in earnings of
      unconsolidated
      subsidiaries.........    (9,498)  (6,015)  (5,845)            (156)
     Funds from Operations
      of unconsolidated
      subsidiaries.........    14,018    9,581    8,044              311
                            ---------  -------  -------           ------
   Funds from Operations... $  86,362  $57,043  $64,463           $9,798
                            =========  =======  =======           ======
   Weighted average shares
    and OP units
    outstanding:
     Basic.................   152,778   74,219   51,721           43,923
                            =========  =======  =======           ======
     Diluted...............   163,532   76,040   52,259           44,060
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

  Richard Mahoney became Chief Financial Officer of Wyndham in May 1999. Before joining Wyndham, Mr. Mahoney served as Executive Vice President and Chief Operating Officer of Starwood Hotels & Resorts' gaming division. From 1995 to 1998, Mr. Mahoney served as Executive Vice President and Chief Financial Officer of Westin Hotels & Resorts. From 1988 to 1993, he served as Vice President and Controller of Carnival Hotels and Casinos. Mr. Mahoney holds an M.S. in Finance from Boston College. Mr. Mahoney is 46 years old.

  Anne L. Raymond became Chief Investment Officer of Wyndham in May 1999. Ms. Raymond became an Executive Vice President of Patriot in January 1998 in connection with the closing of the Wyndham merger. In addition, Ms. Raymond served as Chief Financial Officer of Patriot from the closing of the Wyndham merger in January 1998 until May 1999. Ms. Raymond also served as Treasurer of Patriot from January 1998 to March 1998. Ms. Raymond joined Wyndham Hotel Corporation in 1983 as Controller and served in that and other financial capacities through September 1987. From September 1987 to July 1994, she served as Investment Manager for Crow Family Holdings, where her responsibilities included managing and overseeing Crow Family Holdings' interest in the Trammell Crow Company and Wyndham Hotel Corporation. Upon the formation of the Crow Investment Trust in August 1994, Ms. Raymond was named Director--Capital Markets and had responsibility for developing and maintaining investment relationships with real estate capital sources. In March 1995, Ms. Raymond rejoined Wyndham Hotel Corporation as Executive Vice President and Chief Financial Officer, and was elected a director of Wyndham Hotel Corporation in April 1996. Ms. Raymond holds a B.S. in Business Administration from the University of Missouri. Ms. Raymond is 41 years old.

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

  The Wyndham and Patriot Boards of Directors held numerous board meetings to consider strategic alternatives for the companies, including the negotiations with the investors and the Identified Party and the approval of the investment. A special coordinating committee of the Boards of Directors was also established and met numerous times during the last two months of 1998 and the first two months of 1999. The compensation committee also met several times to discuss special compensation issues. One director, Ms. Groenteman, who served as co-point person of the coordinating committee, worked full-time on these matters. In light of their extraordinary effort, in lieu of the normal meeting fees for the last two months of 1998 and the first two months of 1999, each director not serving on either the compensation committee or the coordinating committee received $20,000 in fees; members of the compensation committees, other than Mr. Deterding, received $40,000 in fees; members of the coordinating committee, other than Mr. Deterding and Ms. Groenteman, received $65,000 in fees; Mr. Deterding, who served on both the coordinating committee and the compensation committee, received $85,000 in fees; and Ms. Groenteman received $200,000 in fees. These fees were payable in 1999 in either cash or deferred paired shares, at the election of each director. Messrs. Crow, Daniels, Deterding, Dillon, Ward and Weiser and Ms. Groenteman elected to receive their fees in cash. Messrs. Boxer and Jacobson and Dr. Einspruch elected to receive their fees in deferred paired shares. Messrs. Fine, Leslie and Ruhfus are finalizing their elections as of the date hereof.

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
 and General Counsel

  For Compensation Committee Report on Repricing of Options, see page 40.

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

  Base Salary. Base salaries are a fixed component of total compensation and do not relate to the performance of the companies. Base salaries are determined by the compensation committees after reviewing salaries paid by hospitality companies of similar size and performance. For 1999, most executives received a base salary increase of about 5 percent.

  Annual Incentives. Annual incentives are provided in the form of cash bonuses. Annual incentives are designed to reward executives and management for the annual growth and achievement of Wyndham and

Patriot and are therefore tied to the performance of the companies. The compensation committees award cash bonuses to those executives who meet established goals, with the amount of the award based upon each executive's base salary and the level to which such executive's performance met and exceeded the established goal. For the three top senior executives, the goal for bonus is two-fold: FFO per share growth and individual performance. The FFO per share growth for 1998 was not met, and therefore, the three top senior executives did not receive any cash bonuses. For executives in hotel operations, the goal for bonus is three-fold: revenue growth versus competition, EBITDA targets and individual performance. The revenue growth goals for hotel operations for 1998 were met, while EBITDA results were mixed. Executives in hotel operations with the title Executive Vice President and above who received commendable ratings from their immediate superiors received average bonuses equal to 40 percent of their base salaries. For executives in corporate operations, the goal for bonus is two-fold: achievement of key corporate objectives such as merger integrations and corporate procurement program and individual performance. Some of the corporate objectives were met and executives in corporate operations who received commendable ratings from their immediate superiors received average bonuses equal to 40 percent of their base salaries. In some instances, bonuses have been awarded pursuant to requirements in the employment agreements.

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

  Neither Mr. Carreker nor Mr. Nussbaum was eligible for the 1998 stock option repricing program described above. However, as part of his resignation, the Patriot compensation committee allowed Mr. Nussbaum to file an election, between June 30, 1999 and December 31, 1999, to exchange his outstanding options for new options of equal "Black-Scholes" value for fewer shares at the then current market price.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Except as otherwise noted, the following table sets forth certain information as of May 21, 1999 as to the security ownership of those persons owning of record or known to Wyndham and Patriot to be the beneficial owner of more than five percent of the paired shares and the security ownership of Wyndham preferred stock, Patriot preferred stock and paired shares by each of the directors of Wyndham and Patriot, each of the executive officers of Wyndham and Patriot, and all directors and executive officers of Wyndham and Patriot as a group. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Wyndham preferred stock, Patriot preferred stock and paired shares has been determined for this purpose in accordance with applicable rules and regulations promulgated under the Exchange Act. The number of shares of Wyndham preferred stock, Patriot preferred stock or paired shares also includes the number of shares that the person could receive if he redeemed his partnership units under certain circumstances.

  As of May 21, 1999, there were 239,901,410 paired shares; 4,860,876 shares of Patriot series A preferred stock; 558,656 shares of Patriot series B preferred stock; 1,781,173 shares of Wyndham series A preferred stock; 1,781,181 shares of Wyndham series B preferred stock; 8,651,569 options to purchase a like number of paired shares; 13,709,531 paired common partnership units (excluding paired common partnership units held by subsidiaries of the company), 1,324,804 preferred B paired partnership units, 655,892 preferred A Wyndham partnership units, and 586,814 preferred C Wyndham partnership units outstanding.

                                              Number of Shares
                                          and Amount and Nature of Percent of
Name of Beneficial Owner                    Beneficial Ownership    Class(a)
------------------------                  ------------------------ ----------
Karim Alibhai............................         5,347,240(b)        2.18%
Karim Alibhai............................           171,200(w)***     4.81%***
Leslie V. Bentley........................           624,432(c)           *
John P. Bohlmann.........................            42,428(d)           *
Leonard Boxer............................            59,117(e)           *
James D. Carreker........................         2,028,661(f)           *
Harlan R. Crow...........................        12,126,729(g)(v)     4.95%
Harlan R. Crow...........................         4,860,876(h)**       100%**
John H. Daniels..........................           204,987(e)           *
John C. Deterding........................            54,697(e)           *
Gregory R. Dillon........................            54,697(e)           *
Burton C. Einspruch, M.D.................            24,472(i)           *
William W. Evans III.....................           773,637(j)           *
Milton Fine..............................         5,066,390           2.11%
Susan T. Groenteman......................            30,768(v)           *
Michael Grossman.........................            13,986(k)           *
Richard A. Holtzman......................            98,353(x)           *
Arch K. Jacobson.........................            77,237(l)           *
Lawrence S. Jones........................            25,711(m)           *
Stanley M. Koonce, Jr. ..................           613,438(n)           *
Thomas W. Lattin.........................           368,663(o)           *
James C. Leslie..........................            15,033(v)           *
Carla S. Moreland........................            70,879(p)           *
Paul Novak...............................            96,837(q)           *
Paul A. Nussbaum.........................         4,275,499(r)        1.76%
Anne L. Raymond..........................           609,167(y)           *
Rolf E. Ruhfus...........................         1,896,505(z)           *
Philip J. Ward...........................            11,790(v)           *
Sherwood M. Weiser.......................         1,137,736(i)(s)        *
Sherwood M. Weiser.......................           788,795(w)***    22.14%***
Executive officers and directors as a
 group (27 persons)......................        35,749,089          14.72%
CFHS, L.L.C./Crow Family, Inc............        11,074,443(t)        4.73%
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

Other Related Party Transactions

  The company licenses from Paul Nussbaum the name and trademark of Patriot American Hospitality, Inc. under a perpetual no-cost license agreement. In addition, Mr. Nussbaum has outstanding invoices from the companies in the amount of approximately $152,074 relating to the personal use of the corporate jet services and hotel facilities.

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

                                               1998 Aggregate Management
      Milt Fine                                    and Service Fees
      ---------                                -------------------------
      Marriott-Harrisburg, PA                          $ 265,734
      Marriott Reach Resort; Key West, Fla.              201,187
      Marriott-Pittsburgh Airport                        294,884
      Marriott-Albany, NY                                340,144
      Marriott Mission Valley, San Diego                 323,684
      Marriott Minnetonka, Minneapolis                   273,466
      Marriott Courtyard; St. Louis                      378,029
      Marriott Courtyard-Westborough; Boston             208,065
      Marriott Courtyard Orange                          210,486
      Marriott-Ft. Lauderdale                            173,532
      Marriott Greentree, Pittsburgh                     658,613
      Marriott Providence                              1,383,983
      Marriott Trumbull                                1,554,174
      Embassy Suites Chicago                             377,213
      Residence Inn Pittsburgh                            46,866
      Paul Nussbaum
      -------------
      Marriott Residence Inn, Houston                  $ 210,737
      Holiday Inn Astrodome                              215,020
      Days Inn Astrodome                                  49,350
      Sheraton Astrodome                                 524,190
      Radisson Astrodome                                  94,849
      Sheraton Edmonton                                  216,335
      Inn at Maingate dba Doubletree Maingate            204,220

                                                      1998 Aggregate Management
      Karim Alibhai                                       and Service Fees
      -------------                                   -------------------------
      Days Inn Astrodome, Houston                             $ 49,350
      Days Inn Greenspoint, Houston                             45,530
      Hampton Inn Corpus Christi                                46,824
      Hawthorne Suites, Houston                                 86,974
      Holiday Inn Stevens Point, Portage County,               273,629
       Wisconsin
      Holiday Inn Astrodome, Houston                           161,733
      Inn at Maingate dba Doubletree Maingate,                 204,220
       Kissimmee, FL
      Marriott Residence Inn, Houston Medical Center           210,737
      Sheraton Astrodome, Houston                              524,190
      Sheraton Edmonton, Alberta Canada                        216,335
      Omni Baltimore                                           916,675
      Wyndham Miami-Biscayne Bay                               449,110
      Radisson Astrodome, Houston                               94,849
      Holiday Inn-Lenox                                        221,928
      Wyndham Garden Market Center, Dallas                     137,813
      Days Inn Austin                                           40,314
      Radisson Acapulco                                         21,639
      Wyndham Montreal                                         256,793
      Rolf Ruhfus
      -----------
      Summerfield Suites-Bridgewater                          $141,990
      Summerfield Suites-Burlington                            136,446
      Summerfield Suites Chicago Downtown                      158,621
      Summerfield Suites Charlotte                              36,006
      Summerfield Suites Gaithersburg                           98,982
      Summerfield Suites Pleasanton                             51,339
      Summerfield Suites Scottsdale                              4,889
      Sierra Suites-Bothell                                     45,901
      Sierra Suites-Chantilly                                      332
      Sierra Suites-Orlando                                     40,272
      Sierra Suites-Lake Buena Vista                            36,740
      Sierra Suites-Phoenix Metro Center                        25,621
      Sierra Suites-Piscataway                                  29,637
      Sierra Suites-Pleasanton                                  23,613
      Sierra Suites-Scottsdale                                  54,871
      Sierra Suites-Waltham                                     32,470
      Sierra Suites-Woburn                                      53,678
      Sherwood Weiser
      ---------------
      Holiday Inn Dayton Mall, Ohio                             37,161
      Sheraton University City, Philadelphia                   161,089
      Wyndham Miami-Biscayne Bay                               449,110
      Westin Hotel Providence, RI                              143,982
      Washington Duke                                          359,750

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 28, 1999.

                                          PATRIOT AMERICAN HOSPITALITY, INC.

                                                   /s/ James D. Carreker
                                          By: _________________________________
                                                     James D. Carreker
                                                  Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, May 28, 1999.

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